Form 10-K
period 2020-12-31
Vesper Healthcare Acquisition Corp.
filed 2021-03-18
CIK 1818093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission file number: 001-39565

VESPER HEALTHCARE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1908962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1819 West Avenue, Bay 2 Miami Beach	33139
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (786) 216-7037

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	VSPR	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share, subject to adjustment	VSPRW	The Nasdaq Stock Market LLC

Units, each consisting of one share of Class A Common Stock and one-third of one Redeemable Warrant	VSPRU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units began trading on The Nasdaq Capital Market on September 30, 2020. The registrant’s shares of Class A common stock and warrants began trading on The Nasdaq Capital Market on November 20, 2020. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on the Nasdaq Capital Market was $557,520,000.

As of March 17, 2021, there were 46,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 11,500,000 shares of the Company’s Class B common stock, par value $0.0001 per share (“Class B Common stock”) issued and outstanding.

i

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the Company, as currently in effect;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

●	“founder shares” are to shares of our Class B common stock initially issued to our sponsor in a private placement prior to our IPO and the shares of our Class A common stock that will be issued upon the automatic conversion of the shares of our Class B common stock at the time of our initial business combination (for the avoidance of doubt, such shares of our Class A common stock will not be “public shares”);

●	IPO” are to our initial public offering of units, which was closed on October 2, 2020;

●	“initial stockholders” are to holders of our founder shares prior to our IPO;

●	“management” or “management team” are to our executive officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchased public shares, provided that each of our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“sponsor” is to BLS Investor Group LLC, and references to the experience of our sponsor include the experience of members of our sponsor; and

●	“we,” “us,” “company” or “our company” are to Vesper Healthcare Acquisition Corp., a Delaware corporation.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination, including, without limitation, our proposed business combination with Edge Systems LLC d/b/a The HydraFacial Company.

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements, including the potential conflicts of interest described herein;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance, including our financial performance following our initial business combination.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.	Business

BUSINESS

Our Company

We are an early-stage blank check company incorporated in July 2020 as a Delaware corporation whose business purpose is to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.

Initial Public Offering

On October 2, 2020, we consummated our IPO of 46,000,000 units (the “units”), including 6,000,000 units purchased by the underwriters pursuant to the over-allotment option granted by the Company to the Underwriter. Each unit consists of one share Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”), and one-third of one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $460,000,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 9,333,333 warrants (the “private placement warrants”) to BLS Investor Group LLC (our “sponsor”) at a purchase price of $1.50 per private placement warrant, generating gross proceeds of $14,000,000.

A total of $460,000,000, comprised of $450,800,000 of the proceeds from the IPO (which amount includes $16,100,000 of the underwriter’s deferred discount) and $9,200,000 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Brenton L. Saunders, our President, Chief Executive Officer and Chairman of the Board of Directors, and Dr. Manisha Narasimhan, our Chief Financial Officer and Director Nominee, who have many years of experience investing in ventures and building companies with operations. We must complete our initial business combination by October 2, 2022, 24 months from the closing of IPO. If our initial business combination is not consummated by October 2, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Initial Business Combination

On December 8, 2020, the Company, Hydrate Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), Hydrate Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II”), LCP Edge Intermediate, Inc., a Delaware corporation and indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”), entered into an Agreement and Plan of Merger (as it may be amended from time to time, the “Merger Agreement”), which provides for, among other things: (i) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”); and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). As a result of the Mergers, HydraFacial will be combined with Merger Sub II, which will be a wholly owned subsidiary of the Company. The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination” as contemplated by the Company’s Amended & Restated Certificate of Incorporation (the “current certificate of incorporation”).

The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company (the “Board”) on December 8, 2020.

Subject to the terms of the Merger Agreement and customary adjustments set forth therein, the aggregate merger consideration to be paid to HydraFacial’s stockholders in connection with the Business Combination is expected to be approximately $975,000,000 less HydraFacial’s net indebtedness as of the closing of the Business Combination, and subject to further adjustments for transaction expenses, and net working capital relative to a target. This merger consideration will include both cash consideration and consideration in the form of newly issued shares of our Class A Common stock. The cash consideration will be an amount equal to the Company’s cash and cash equivalents as of the closing of the Business Combination (including proceeds in connection with the Private Placement (as defined below)), minus HydraFacial’s outstanding indebtedness at the closing of the Business Combination, minus transaction expenses of HydraFacial and the Company, minus $100,000,000. However, cash consideration, together with certain contractual fees owed by HydraFacial to affiliates of its stockholders, will be subject to a maximum of 60% of the sum of the aggregate merger consideration plus these fees. The remainder of the merger consideration will be paid in a number of shares of our Class A Common Stock at a value of $10.00 per share. In connection with the Business Combination, the Company will pay off, or cause to be paid off, on behalf of HydraFacial, HydraFacial’s outstanding indebtedness under its existing credit facilities, and the merger consideration will be reduced by the amount of any such payment.

In addition to the consideration to be paid at the closing of the Business Combination, the stockholders of HydraFacial may be entitled to receive contingent consideration from the Company if certain acquisition targets identified by HydraFacial are acquired before or within one year after the closing of the Business Combination. This contingent consideration will be equal to 2.5 times the gross standalone revenue of each such acquisition target for the 12 months prior to such acquisition, up to a maximum of $75,000,000, and will be payable in shares of Class A Common Stock.

Concurrently with execution of the Merger Agreement, we entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which the PIPE Investors have agreed to purchase an aggregate of 35,000,000 shares of Class A Common Stock in a private placement for $10.00 per share (the “Private Placement”). The proceeds from the Private Placement will be used to partially fund the cash consideration to be paid to the stockholders of HydraFacial at the closing of the Business Combination.

The Business Combination also calls for additional agreements, including, among others, the Investor Rights Agreement and the Registration Rights Agreement, as described in the preliminary proxy statement initially filed by the Company with the SEC on December 31, 2020 (the “Preliminary Proxy Statement”), as amended on February 11, 2021.

Potential Conflicts of Interest

Members of our management team directly and indirectly own our common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers will, directly or indirectly, own founder shares and/or private placement warrants following our IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, such officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity or is subject to other contractual restrictions. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Delaware law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Status as a Public Company

We believe our structure as a public company makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A common stock (or shares of a new holding company) or for a combination of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting fees and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the Market Value of our Class A common stock that are held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th.

Facilities

Our executive offices are located at 1819 West Avenue, Bay 2, Miami Beach, FL 33139 and our telephone number is (786) 216-7037. We pay BLS Advisors LLC, an affiliate of our Chief Executive Officer, a total of $10,000 per month for office space and administrative support services. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with minimal revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated September 29, 2020 and in our preliminary proxy statement filed with the SEC on February 11, 2021, as the same may be amended or supplemented, and in our definitive proxy statement with respect to our initial business combination, when the same becomes available.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our executive offices are located at 1819 West Avenue, Bay 2, Miami Beach, FL 33139 and our telephone number is (786) 216-7037. Our executive offices are provided to us by BLS Advisors LLC, an affiliate of our Chief Executive Officer. We have agreed to pay BLS Advisors LLC a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

On January 18, 2021, a lawsuit was filed in the Supreme Court of the State of New York by a purported Company stockholder in connection with the Business Combination: Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650346/2021 (N.Y. Sup. Ct.). On January 19, 2021, a putative class action lawsuit was filed in the Supreme Court of the State of New York by the same purported Company stockholder in connection with the Business Combination: Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650365/2021 (N.Y. Sup. Ct.). On January 26, 2021, a lawsuit was filed in the United States District Court, Southern District of New York by a different purported Company stockholder in connection with the Business Combination: Watkins v. Vesper Healthcare Acquisition Corp., et al., No. 1:21-cv-00713 (S.D.N.Y.). On February 8, 2021, a lawsuit was filed in the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by a different purported Company stockholder in connection with the Business Combination: Elstein v. Saunders et al., No. 21-3028CA01 (Fla. 11th Cir. Ct.). The complaints name the Company and some or all of the current members of the Board as defendants. The complaints allege, among other things, breach of fiduciary duty claims against the Board in connection with the Business Combination. The complaints also allege that the Preliminary Proxy Statement is misleading and/or omits material information concerning the Business Combination. The complaints generally seek, among other things, injunctive relief, damages, and an award of attorneys’ fees. On March 2, 2021, counsel for Jordan Rosenblatt, a purported Vesper shareholder, sent a demand letter alleging that Vesper and its board had breached their fiduciary duties and violated federal securities laws in connection with the Preliminary Proxy Statement. Also on March 2, 2021, counsel for Patrick Plumley, a purported Vesper shareholder, sent a demand letter alleging that Vesper and its board had breached their fiduciary duties and/or violated federal securities laws in connection with the Preliminary Proxy Statement. Both letters sought additional disclosures.

The Company believes these allegations are without merit and intends to defend against them; however, the Company cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “VSPRU,” “VSPR” and “VSPRW, respectively. Our units commenced public trading on September 20, 2020, our Class A common stock commenced public trading separately on November 20, 2020, and our warrants commenced public trading separately on November 4, 2020.

(b)	Holders

On March 17, 2021, there were one holder of record of our units, one holder of record of our shares of Class A common stock and two holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On October 2, 2020, the Company consummated its IPO of 46,000,000 units (the “Units”), including 6,000,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A Common Stock”), and one-third of one redeemable warrant of the Company (“Warrant”), with each whole Warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $460,000,000.

A total of $460,000,000 of the proceeds from the IPO (which amount includes $16,100,000 of the underwriters’ deferred discount) and the sale of the Private Placement Warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6.	Selected Financial Data.

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are a blank check company formed under the laws of the State of Delaware on July 8, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Recent Developments

On December 8, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among us, Merger Sub I, Merger Sub II, LCP Edge Intermediate, Inc., indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”), which provides for, among other things: (i) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”); and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination”.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of HydraFacial will be paid in a combination of stock and cash equal to $975,000,000, subject to adjustments, (the “Merger Consideration”). The cash consideration will be an amount equal to our cash and cash equivalents as of the Closing (including proceeds in connection with the Private Placement and the funds in our Trust Account), minus HydraFacial’s outstanding indebtedness at the closing, minus transaction expenses of HydraFacial and the Company, minus $100,000,000. However, cash consideration, together with certain contractual fee payments, will be subject to a maximum of 60% of the aggregate Merger Consideration. The remainder of the Merger Consideration will be paid in a number of shares of our newly issued Class A common stock (“Company Common Stock”) valued at $10.00 per share. In addition, we will pay off, or cause to be paid off, on behalf of HydraFacial and in connection with the Closing, HydraFacial’s outstanding indebtedness under its existing credit facilities.

In addition to the consideration to be paid at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the stockholders of HydraFacial may be entitled to receive contingent consideration from us of up to $75,000,000, payable in shares of Company Common Stock, based upon revenues of certain identified acquisition targets if such acquisitions are consummated within one year of the Closing.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2020 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 8, 2020 (inception) through December 31, 2020, we had net loss of $1,111,338, which consisted of operating costs of $1,209,550, offset by interest income on marketable securities held in the Trust Account of $90,128 and an unrealized gain on marketable securities held in the Trust Account of $8,084.

Liquidity and Capital Resources

On October 2, 2020, we consummated the IPO of 46,000,000 Units, which includes the full exercise by the underwriters of the over-allotment option of 6,000,000 Units, at $10.00 per unit, generating gross proceeds of $460,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 9,333,333 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $14,000,000.

Following the IPO, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $460,000,000 was placed in the Trust Account. We incurred $25,777,859 in transaction costs, including $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $477,859 of other costs.

For the year ended December 31, 2020, cash used in operating activities was $1,094,016. Net loss of $1,111,338 was offset by interest earned on marketable securities held in the Trust Account of $90,128 and an unrealized gain on marketable securities of $8,804. Changes in operating assets and liabilities used $115,534 of cash from operating activities.

As of December 31, 2020, we had marketable securities held in the Trust Account of $460,098,212. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2020, we had $3,265,075 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of our Chief Executive Officer a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on September 30, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. The deferred fee will be waived by the underwriter in the event that the Company does not complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheet.

Net Income (Loss) per Common Share

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable Class A shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on Class A non-redeemable share’s proportionate interest.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Not applicable.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Brenton L. Saunders	51	President, Chief Executive Officer and Chairman of the Board of Directors
Dr. Manisha Narasimhan	44	Chief Financial Officer and Director
Michael D. Capellas	66	Director
Dr. Julius Few	53	Director
Barry S. Sternlicht	60	Director

Brenton L. Saunders has been our President, Chief Executive Officer and Chairman of the Board of Directors since inception. Mr. Saunders has over 25 years of experience in various aspects of healthcare and has been in leadership roles at several prominent global pharmaceutical and healthcare companies. Until May 2020, when it was acquired by AbbVie Inc. (NYSE: ABBV), Mr. Saunders served as Chairman, President and Chief Executive Officer of Allergan plc (“Allergan”). His role as President and Chief Executive Officer of Allergan began in July 2014 and his added role of Chairman began in October 2016. Mr. Saunders started his senior leadership roles in pharmaceuticals and healthcare sectors in 2003, as a member of the executive management team at Schering-Plough Corporation (“Schering-Plough”), where he held several key roles, including President of the company’s Global Consumer Health Care division. From March 2010 until August 2013, Mr. Saunders served as Chief Executive Officers of Bausch + Lomb Incorporated (NYSE: BHC), a leading global eye health company, until its acquisition by Valeant in 2013. He then became the Chief Executive Officer of Forest Laboratories Inc., a role he held until the company’s merger with Actavis Plc (“Actavis”) in 2014. Following the merger with Actavis, Mr. Saunders was named Chief Executive Officer of the combined business. In 2015, he led Actavis’ acquisition of Allergan.

Before joining Schering-Plough in 2003 to begin his career in the pharmaceuticals and healthcare space, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP. Prior to that, he was Chief Risk Officer at Coventry Health Care, Inc. (NYSE:CVH) and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System.

Additionally, Mr. Saunders currently serves as a director of Cisco Systems, Inc. (NASDAQ: CSCO), a global telecommunications company and BridgeBio Pharma Inc. (NASDAQ:BBIO), a biopharmaceutical company. He is also a member of The Business Council. Mr. Saunders holds a Bachelor of Arts degree from the University of Pittsburgh, a Juris Doctor degree from the Temple University School of Law, and an MBA from the Temple University School of Business.

We believe that Mr. Saunders’ deep executive, operational and transactional experience is unique among executives in the pharmaceuticals and healthcare sectors and will provide us access to attractive acquisition opportunities and valuable insights when assessing targets and operating acquired businesses.

Dr. Manisha Narasimhan has been our Chief Financial Officer since inception and serves as one of our directors. Dr. Narasimhan has over fifteen years of experience working with leading pharmaceutical and biotechnology companies. Dr. Narasimhan joined Allergan in December 2018 and most recently served as Senior Vice President of Strategic Initiatives, Portfolio Innovation and Investor Relations from August 2019 to May 2020. Prior to joining Allergan, Dr. Narasimhan worked at Regeneron Pharmaceuticals (NASDAQ:REGN) from September 2011 to November 2018, where she was an Executive Director and led the investor relations group. Prior to joining Regeneron, Dr. Narasimhan was an equity research analyst covering biotechnology at Canaccord Genuity from 2009 to 2011, and at Piper Jaffray from 2008 to 2009. Dr. Narasimhan began her career as a strategy consultant for pharmaceutical and biotechnology companies at Campbell Alliance Group Inc. from 2006 to 2008. Dr. Narasimhan received her Ph.D in molecular biology from New York University. Additionally, Dr. Narasimhan has served on the Board of Directors for Cytonus Therapeutics Inc, a privately held biotechnology company since March 2020. Dr. Narasimhan’s scientific and capital markets expertise will provide our company with important perspective when evaluating and executing on potential target companies.

Michael D. Capellas serves as one of our directors. He has been a member of the Board of Directors of Cisco Systems, Inc. since January 2006 and currently serves Cisco as lead independent director. He has served as founder and Chief Executive Officer of Capellas Partners since November 2012. He served as Chairman of the Board of VCE Company, LLC from January 2011 until November 2012 and as Chief Executive Officer of VCE from May 2010 to September 2011. Mr. Capellas was the Chairman and Chief Executive Officer of First Data Corporation from September 2007 to March 2010. From November 2002 to January 2006, he served as Chief Executive Officer of MCI, Inc. (“MCI”), previously WorldCom. From November 2002 to March 2004, he was also Chairman of the Board of WorldCom, and he continued to serve as a member of the board of directors of MCI until January 2006. Mr. Capellas left MCI as planned in early January 2006 upon its acquisition by Verizon Communications Inc. Previously, Mr. Capellas was President of Hewlett-Packard Company from May 2002 to November 2002. Before the merger of Hewlett-Packard and Compaq Computer Corporation in May 2002, Mr. Capellas was President and Chief Executive Officer of Compaq, a position he had held since July 1999, and Chairman of the Board of Compaq, a position he had held since September 2000. Mr. Capellas held earlier positions as Chief Information Officer and Chief Operating Officer of Compaq. Mr. Capellas also currently serves as the chairman of the board of directors of Flex Ltd. He previously served as the independent lead director of MuleSoft, Inc., ending in 2018.

Mr. Capellas brings to the Board of Directors experience in executive roles and a background of leading global organizations in the technology industry. Through this experience, he has developed expertise in several valued areas including strategic product development, business development, sales, marketing, and finance.

Dr. Julius Few serves as one of our directors. Dr. Few founded and has been Director of The Few Institute for Aesthetic Plastic Surgery since 2008. A board-certified plastic surgeon in private practice, Dr. Few is widely recognized for enhancing the aesthetic appearance of his patients and contributing to research in plastic surgery. He is called upon by regulatory agencies, professional associations and international study bodies to share his expertise on surgical techniques and skin care innovations. Dr. Few can be seen across leading media channels including CBS News, ABC News, 20 20, Good Morning America, CNN, NBC News, The Wall Street Journal, Crain’s Business, Health Magazine, The Chicago Sun Times, The Chicago Tribune, WEB MD and Washingtonian Magazine on cosmetic procedures and treatments. Dr. Few also serves as a Clinical Professor for the Division of Plastic Surgery at the University of Chicago as well as a Health Systems Clinician at Northwestern University. He is on the Board of Trustees of the Museum of Contemporary Art and is a founding member of the Common Ground Foundation. He is also the founder of the Few Initiative, a non-profit that aids disadvantaged youth. Dr. Few received his medical degree from the University of Chicago Pritzker School of Medicine and completed his residency in general surgery at the University of Michigan Medical Center, followed by plastic surgery training at Northwestern University. In addition, Dr. Few received special facial and eye cosmetic training in Honolulu, New York and Atlanta.

Dr. Few brings to the Board of Directors experience as a highly regarded plastic surgeon and a background of speaking to various audiences about the specialty, which will give us a unique prospective when evaluating potential target companies.

Barry S. Sternlicht serves as one of our directors. Mr. Sternlicht has been Chairman of the Board of Starwood Property Trust, Inc. since 2009. He has also been Chairman of the Board and Chief Executive Officer of Starwood Capital Group, a privately-held global investment firm with over $60 billion in assets under management since 1991, and serves as Chairman and Chief Executive Officer of Starwood Capital Group Management, LLC, a registered investment advisor. Mr. Sternlicht has been Chairman of the Board of Starwood Real Estate Income Trust, Inc. since 2017. He is Founder and Chairman of SH Hotels & Resorts, a hotel management company that owns and manages the Baccarat Hotels & Resorts, 1 Hotels and Treehouse brands, and from 1995 until 2005 was Founder, Chairman and Chief Executive Officer of Starwood Hotels & Resorts Worldwide, Inc. Mr. Sternlicht is also the Chairman of Jaws Acquisition Corp., a publicly filed blank check company whose focus is to effect an initial business combination, not limited to a particular industry.

Mr. Sternlicht’s extensive experience in both the commercial real estate markets and as a senior executive and director of other publicly traded corporations will enable him to provide the Board with leadership and financial expertise as well as insight into the current status of global markets.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors will be divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Sternlicht, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Capellas and Dr. Few, will expire at our second annual meeting of the stockholders. The term of office of the third class of directors, consisting of Mr. Saunders and Dr. Narasimhan, will expire at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into at the time of our IPO, our sponsor, upon completion of an initial business combination, will be entitled to nominate two individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors will have two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Capellas and Sternlicht and Dr. Few will serve as members of our audit committee. Our board of directors has determined that each of Messrs. Capellas and Sternlicht and Dr. Few is independent under Nasdaq listing standards and applicable SEC rules. Mr. Capellas serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each of Messrs. Capellas and Sternlicht qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The primary functions of the audit committee include:

●	appointing, compensating and overseeing our independent registered public accounting firm;

●	mutual reviewing and approving the annual audit plan for the Company;

●	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

●	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

●	monitoring our environmental sustainability and governance practices;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	approving audit and non-audit services provided by our independent registered public accounting firm;

●	discussing earnings press releases and financial information provided to analysts and rating agencies;

●	discussing with management our policies and practices with respect to risk assessment and risk management;

●	reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

●	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

The audit committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee will be Messrs. Capellas and Sternlicht and Dr. Few, and Mr. Sternlicht serves as chairman of the compensation committee.

Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Our board of directors has determined that each of Messrs. Capellas and Sternlicht and Dr. Few is independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating the performance of our executive officers in light of those goals and objectives, and setting compensation levels based on this evaluation;

●	setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

●	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

●	approving any employment or severance agreements with our Section 16 Officers;

●	granting any awards under equity compensation plans and annual bonus plans to our Section 16 Officers;

●	approving the compensation of our directors; and

●	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Notwithstanding the foregoing, as indicated above, other than the payment to BLS Advisors LLC, an affiliate of our Chief Executive Officer, of $10,000 per month for office space and administrative support services, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Capellas and Sternlicht and Dr. Few. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement in connection with our IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to BLS Advisors LLC, an affiliate of our Chief Executive Officer, for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 57,500,000 shares of our common stock, consisting of (i) 46,000,000 shares of our Class A common stock and (ii) 11,500,000 shares of our Class B common stock, issued and outstanding as of March 17, 2020. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
BLS Investor Group LLC (our sponsor)(2)(3)	—	—	11,500,000	100%	20%
Brenton L. Saunders (3)	—	—	11,500,000	100%	20%
Dr. Manisha Narasimhan (4)	—	*	—	*	*
Michael Capellas (4)	—	*	—	*	*
Dr. Julius Few (4)	—	*	—	*	*
Barry Sternlicht (4)	—	*	—	*	*
All directors and executive officers as a group (5 individuals)(2)	—	—	11,500,000	100%	20%

Other 5% Stockholders
The Baupost Group, L.L.C. (5)	3,960,000	8.61%	—	—	6.89%
FMR LLC (6)	6,068,621	13.19%			10.55%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Vesper Healthcare Acquisition Corp., 1819 West Avenue, Bay 2, Miami Beach, FL 33139.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

(3)	Our sponsor is the record holder of such shares. Each of our officers and directors are among the members of BLS Investor Group LLC. Brenton L. Saunders is the sole managing member of BLS Investor Group LLC. Mr. Saunders has sole voting and investment discretion with respect to the common stock held of record by BLS Investor Group LLC. Each of our officers and directors other than Mr. Saunders disclaims any beneficial ownership of any shares held by BLS Investor Group LLC except to the extent of his or her ultimate pecuniary interest therein.

(4)	Each of these individuals holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(5)	According to a Schedule 13G filed with the SEC on February 12, 2021 by The Baupost Group, L.L.C, a Delaware limited liability company, Baupost Group GP, L.L.C., a Delaware limited liability company, and Seth A. Klarman, a United State citizen (“Mr. Klarman”), who have voting and dispositive power over the 3,960,000 shares reported. The business address for these reporting persons is 10 St. James Avenue, Suite 1700, Boston, Massachusetts 02116.

(6)	According to a Schedule 13G filed with the SEC on February 10, 2021 by FMR LLC and Abigail P. Johnson. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR LLC.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On August 5, 2020, our sponsor purchased an aggregate of 11,500,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share, up to 1,500,000 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our IPO. If we further increase or decrease the size of the offering, we will effect a stock capitalization or a share surrender or other appropriate mechanism, as applicable, with respect to our Class B common stock immediately prior to the completion of the offering in such amount as to maintain the ownership of our sponsor (and its permitted transferees, if any) at 20% of the issued and outstanding shares upon the completion of our IPO. Up to 1,500,000 founder shares are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The founder shares (including the shares of our Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

We agreed to pay BLS Advisors LLC, an affiliate of our Chief Executive Officer, $10,000 per month for office space and administrative support services, commencing on the date that our securities were first listed on Nasdaq. Upon consummation of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our IPO, our sponsor loaned us $300,000 under an unsecured promissory note, which were used for a portion of the expenses of our IPO. The loans were fully repaid upon the closing of our IPO.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from July 8, 2020 (inception) through December 31, 2020 totaled $30,240. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from July 8, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the period from July 8, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the period from July 8, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary

Not applicable.

VESPER HEALTHCARE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Vesper Healthcare Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vesper Healthcare Acquisition Corp. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from July 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 17, 2021

VESPER HEALTHCARE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$3,265,075
Prepaid expenses	638,013
Total Current Assets	3,903,088

Marketable securities held in Trust Account	460,098,212
TOTAL ASSETS	$464,001,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$753,547
Accrued offering costs	11,950
Total Current Liabilities	765,497

Deferred underwriting payable	16,100,000
Total Liabilities	16,865,497

Commitments

Class A common stock subject to possible redemption 44,213,441 shares at redemption value	442,135,795

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 1,786,559 issued and outstanding (excluding 44,213,441 shares subject to possible redemption)	179
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	6,110,017
Accumulated deficit	(1,111,338)
Total Stockholders’ Equity	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$464,001,300

The accompanying notes are an integral part of the consolidated financial statements.

VESPER HEALTHCARE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,209,550
Loss from operations	(1,209,550)

Other income:
Interest earned on marketable securities held in Trust Account	90,128
Unrealized gain on marketable securities held in Trust Account	8,084
Other income	98,212

Net loss	$(1,111,338)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	44,324,497
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Weighted average shares outstanding, basic and diluted	11,775,126

Basic and diluted net loss per common share	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements.

VESPER HEALTHCARE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 8, 2020 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock	—	—	11,500,000	1,150	23,850	—	25,000

Sale of 46,000,000 Units, net of underwriting discounts	46,000,000	4,600	—	—	434,217,541	—	434,222,141

Sale of 9,333,333 Private Placement Warrants	—	—	—	—	14,000,000	—	14,000,000

Class A common stock subject to possible redemption	(44,213,441)	(4,421)	—	—	(442,131,374)	—	(442,135,795)

Net loss	—	—	—	—	—	(1,111,338)	(1,111,338)

Balance – December 31, 2020	1,786,559	$179	11,500,000	$1,150	$6,110,017	$(1,111,338)	$5,000,008

The accompanying notes are an integral part of the consolidated financial statements.

VESPER HEALTHCARE ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Net loss	$(1,111,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(90,128)
Unrealized gain on marketable securities held in Trust Account	(8,084)
Changes in operating assets and liabilities:
Prepaid expenses	(638,013)
Accrued expenses	753,547
Net cash used in operating activities	(1,094,016)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(460,000,000)
Net cash used in investing activities	(460,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	450,800,000
Proceeds from sale of Private Placement Warrants	14,000,000
Advances from related party	229,886
Repayment of advances from related party	(229,886)
Proceeds from promissory note – related party	261,386
Repayment of promissory note – related party	(261,386)
Payment of offering costs	(465,909)
Net cash provided by financing activities	464,359,091

Net Change in Cash	3,265,075
Cash – Beginning of period	—
Cash – End of period	$3,265,075

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$443,244,970
Change in value of Class A common stock subject to possible redemption	$(1,109,175)
Deferred underwriting fee payable	$16,100,000
Offering costs included in accrued offering costs	$11,950

The accompanying notes are an integral part of the consolidated financial statements.

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

The Company has two subsidiaries, Hydrate Merger Sub I, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on December 7, 2020 (“Merger Sub I”) and Hydrate Merger Sub II, LLC, a wholly owned subsidiary of the Company incorporated in Delaware on December 7, 2020 (“Merger Sub II”).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its securities held in the trust account in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses recognized through income.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheet.

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

Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Net Income (Loss) Per Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Public Offering and Private Placement to purchase an aggregate of 24,666,666 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable Class A shares as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on Class A non-redeemable share’s proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from July 8, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$86,631
Unrealized gain on marketable securities held in Trust Account	7,770
Less: Company’s portion available to pay taxes	(93,016)
Net Income allocable to shares subject to redemption	$1,385
Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	44,324,497
Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(1,111,338)
Less: Net income allocable to Class A common stock subject to possible redemption	(1,385)
Non-Redeemable Net Loss	$(1,112,723)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	11,775,126
Basic and diluted net loss per share	$(0.09)

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Company issued an aggregate of 11,500,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. The Founder Shares included an aggregate of up to 1,500,000 shares of Class B common stock subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. As a result of the underwriter’s election to fully exercise its over-allotment option, 1,500,000 Founder Shares are no longer subject to forfeiture.

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

Advances from Related Party

The Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The outstanding balance of 229,886 under these advances was repaid subsequent to the closing of the Initial Public Offering, on October 6, 2020.

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

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s Chief Executive Officer, a total of up to $10,000 per month for office space and administrative support services. For the period from July 8, 2020 (inception) through December 31, 2020, the Company incurred and paid $30,000 in fees for these services.

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

Merger Agreement

On December 8, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Merger Sub I, Merger Sub II, LCP Edge Intermediate, Inc., indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”), which provides for, among other things: (i) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”); and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The transactions set forth in the Merger Agreement, including the Mergers, will constitute a “Business Combination”.

Pursuant to the Merger Agreement, the aggregate merger consideration payable to the stockholders of HydraFacial will be paid in a combination of stock and cash equal to $975,000,000, subject to adjustments, (the “Merger Consideration”). The cash consideration will be an amount equal to the Company’s cash and cash equivalents as of the Closing (including proceeds in connection with the Private Placement and the funds in the Company’s Trust Account), minus HydraFacial’s outstanding indebtedness at the closing, minus transaction expenses of HydraFacial and the Company, minus $100,000,000. However, cash consideration, together with certain contractual fee payments, will be subject to a maximum of 60% of the aggregate Merger Consideration. The remainder of the Merger Consideration will be paid in a number of shares of newly issued Class A common stock of the Company (“Company Common Stock”) valued at $10.00 per share. In addition, the Company will pay off, or cause to be paid off, on behalf of HydraFacial and in connection with the Closing, HydraFacial’s outstanding indebtedness under its existing credit facilities.

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

In addition to the consideration to be paid at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), the stockholders of HydraFacial may be entitled to receive contingent consideration from the Company of up to $75,000,000, payable in shares of Company Common Stock, based upon revenues of certain identified acquisition targets if such acquisitions are consummated within one year of the Closing.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Merger Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 1,786,559 shares of Class A common stock issued or outstanding, excluding 44,213,441 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 11,500,000 shares of Class B common stock issued and outstanding.

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

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

NOTE 8. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets
Net operating loss carryforward	$21,989
Startup/ Organizational Expenses	43,197
Unrealized gain on marketable securities	(20,625)
Total deferred tax assets	44,562
Valuation Allowance	(44,562)
Deferred tax assets, net of allowance	$—

The provision for income taxes consists of the following:

	December 31, 2020
Federal
Current	$
Deferred		(44,562)

State and Local
Current		—
Deferred		—

Change in valuation allowance		44,562

Income tax provision		$—

As of December 31, 2020, the Company had $104,712 of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from July 8, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $44,562.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

As of December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Business combination	(17.0)%
Valuation allowance	(4.0)%
Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC Topic 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$460,098,212

NOTE 10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

VESPER HEALTHCARE ACQUISITION CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

On January 18, 2021, a lawsuit was filed in the Supreme Court of the State of New York by a purported Company stockholder in connection with the Business Combination: Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650346/2021 (N.Y. Sup. Ct.). On January 19, 2021, a putative class action lawsuit was filed in the Supreme Court of the State of New York by the same purported Company stockholder in connection with the Business Combination: Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650365/2021 (N.Y. Sup. Ct.). On January 26, 2021, a lawsuit was filed in the United States District Court, Southern District of New York by a different purported Company stockholder in connection with the Business Combination: Watkins v. Vesper Healthcare Acquisition Corp., et al., No. 1:21-cv-00713 (S.D.N.Y.). On February 8, 2021, a lawsuit was filed in the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by a different purported Company stockholder in connection with the Business Combination: Elstein v. Saunders et al., No. 21-3028CA01 (Fla. 11th Cir. Ct.). The complaints name the Company and some or all of the current members of the Board as defendants. The complaints allege, among other things, breach of fiduciary duty claims against the Board in connection with the Business Combination. The complaints also allege that the Preliminary Proxy Statement is misleading and/or omits material information concerning the Business Combination. The complaints generally seek, among other things, injunctive relief, damages, and an award of attorneys’ fees. On March 2, 2021, counsel for Jordan Rosenblatt, a purported Vesper shareholder, sent a demand letter alleging that Vesper and its board had breached their fiduciary duties and violated federal securities laws in connection with the Preliminary Proxy Statement. Also on March 2, 2021, counsel for Patrick Plumley, a purported Vesper shareholder, sent a demand letter alleging that Vesper and its board had breached their fiduciary duties and/or violated federal securities laws in connection with the Preliminary Proxy Statement. Both letters sought additional disclosures.

The Company believes these allegations are without merit and intends to defend against them; however, the Company cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 29, 2020, by and among the Company, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters(1)
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative. (4)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated September 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Securities*
10.1	Letter Agreement, dated September 29, 2020, by and among the Company and its officers and directors (1)
10.2	Letter Agreement, dated September 29, 2020, by and between the Company and its Sponsor. (1)
10.3	Investment Management Trust Agreement, dated September 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.4	Registration Rights Agreement, dated September 29, 2020, by and between the Company and its Sponsor. (1)
10.5	Administrative Support Agreement, dated September 29, 2020, by and between the Company and BLS Advisors LLC. (1)
10.6	Private Placement Warrant Purchase Agreement, dated September 29, 2020, by and between the Company and the Sponsor. (1)
10.7	Promissory Note, dated July 23, 2020, issued to BLS Investor Group LLC. (3)
10.8	Form of Subscription Agreement (4)
10.9	Sponsor Support Agreement, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., BLS Investor Group, LLC and LCP Edge Intermediate, Inc. (4)
14	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 5, 2020.
(2)	Incorporated by reference to the Company’s S-1/A, filed on September 21, 2020.
(3)	Incorporated by reference to the Company’s S-1, filed on September 10, 2020.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 9, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2021	Vesper Healthcare Acquisition Corp.

	By:	/s/ Brenton L. Saunders
	Name:	Brenton L. Saunders
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Brenton L. Saunders	Chief Executive Officer and Chairman of the Board	March 17, 2021
Brenton L. Saunders	(Principal Executive Officer)

/s/ Manisha Narasimhan, PhD	Chief Financial Officer and Director	March 17, 2021
Manisha Narasimhan, PhD	(Principal Financial and Accounting Officer)

/s/ Michael D. Capellas	Director	March 17, 2021
Michael D. Capellas

/s/ Julius Few	Director	March 17, 2021
Julius Few

/s/ Barry S. Sternlicht	Director	March 17, 2021
Barry S. Sternlicht