Form 10-K/A
period 2020-12-31
Beauty Health Co
filed 2021-05-28
CIK 1818093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39565

THE BEAUTY HEALTH COMPANY

(Exact name of registrant as specified in its charter)

Delaware	85-1908962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2165 Spring Street Long Beach, CA	90806
(Address of principal executive offices)	(Zip Code)

(800) 603-4996

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Class A Common Stock, par value $0.0001 per share	SKIN	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share, subject to adjustment	SKINW	The Nasdaq Stock Market LLC

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

i

Unless otherwise stated in this annual report on Form 10-K, references to:

•	“amended and restated certificate of incorporation” are to the amended and restated certificate of incorporation of the Company, as currently in effect;

•	“common stock” are to our Class A common stock and our Class B common stock;

•

“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for shares of our Class A common stock issued in connection with our initial business combination including but not limited to a private placement of equity or debt;

•

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

•	IPO” are to our initial public offering of units, which was closed on October 2, 2020;

•	“initial stockholders” are to holders of our founder shares prior to our IPO;

•	“management” or “management team” are to our executive officers and directors;

•	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our IPO and upon conversion of working capital loans, if any;

•	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our IPO or thereafter in the open market);

•

“public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchased public shares, provided that each of our sponsor’s and each member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

•	“sponsor” is to BLS Investor Group LLC, and references to the experience of our sponsor include the experience of members of our sponsor; and

•	“we,” “us,” “company” or “our company” are to The Beauty Health Company, a Delaware corporation.

EXPLANATORY NOTE

The Beauty Health Company (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment No. 1,” and the Annual Report on Form 10-K, as amended by this Amendment No. 1, this “Annual Report”) to amend its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on March 18, 2021 (the “Original Filing”), to restate its consolidated financial statements as of December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020 (the “Affected Periods”) . The Company is also restating the financial statements as of October 2, 2020 in the accompanying financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.

The restatement results from the Company’s prior accounting for its outstanding warrants issued in connection with its initial public offering in October 2020 as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”). In other words, in the event of a qualifying cash tender offer (which could be outside the control of the Company), all warrant holders would be entitled to cash, while only certain of the holders of the underlying common shares would be entitled to cash.

On April 12, 2021, the Staff of the U.S. Securities and Exchange Commission (the “SEC”) released the Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Staff Statement”). The Staff Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many SPACs, including the Company’s, require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. The Company has previously classified its private placement warrants and public warrants as equity (for a full description of the Company’s private placement warrants and public warrants (collectively, the “Warrants”), refer to the registration statement on Form S-1 (File No. 333-248717), filed in connection with the Company’s initial public offering, declared effective by the SEC on September 30, 2020. The Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the standard option pricing model. The Company and the audit committee concluded that the Company’s warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

In connection with the restatement, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For more information, see Item 9A included in this Annual Report on Form 10-K.

The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Similarly, any previously furnished or filed reports including the audited balance sheet filed with the SEC on Form 8-K on October 8, 2020 (which has not been amended), related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results for the Affected Periods should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Items Amended in this Amendment No. 1

This Amendment No. 1 presents the Original Filing, amended and restated with modification as necessary to reflect the restatements. The following items of the Original Filing have been amended to reflect the restatements or add related disclosures:

•	Part I, Item 3, Legal Proceedings

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements

•	Part II, Item 9A. Controls and Procedures

The Principal Executive Officer and Principal Financial Officer of the Company has provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amendment No. 1 speaks only as of the date the Original Filing was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events, including the closing of the Company’s business combination with The HydraFacial Company. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendment to those filings.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination, including, without limitation, our proposed business combination with Edge Systems LLC d/b/a The HydraFacial Company.

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements, including the potential conflicts of interest described herein;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance, including our financial performance following our initial business combination.

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

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

•	we are an early stage Company with minimal revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to complete our initial business combination in the prescribed time frame;

•	our expectations around the performance of a prospective target business or businesses may not be realized;

•	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

•

our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results;

•

we have identified a material weakness in our internal control over financial reporting as of December 31, 2020, and, as a result, we have determined that our disclosure controls and procedures were not effective as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting and effective disclosure controls and procedures, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

•	we may face litigation and other risks as a result of the material weakness in our internal control over financial reporting; and

•	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated September 29, 2020 and in our preliminary proxy statement filed with the SEC on February 11, 2021, as the same may be amended or supplemented, and in our definitive proxy statement with respect to our initial business combination.

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

A lawsuit was filed in the Supreme Court of the State of New York on January 18, 2021, and amended on March 24, 2021, by a purported Company stockholder in connection with the Business Combination: Ciccotelli v. Vesper Healthcare Acquisition Corp., et al., Index No. 650346/2021 (N.Y. Sup. Ct.). An additional lawsuit was filed by a different purported Company stockholder on January 19, 2021, and amended on March 22, 2021, in the Supreme Court of the State of New York in connection with the Business Combination: Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650365/2021 (N.Y. Sup. Ct.). On January 26, 2021, a lawsuit was filed in the United States District Court, Southern District of New York by a different purported Company stockholder in connection with the Business Combination: Watkins v. Vesper Healthcare Acquisition Corp., et al., No. 1:21-cv-00713 (S.D.N.Y.). On February 8, 2021, a lawsuit was filed in the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by a different purported Company stockholder in connection with the Business Combination: Elstein v. Saunders et al., No. 21-3028CA01 (Fla. 11th Cir. Ct.). The complaints name the Company and some or all of the current members of the Board as defendants. The complaints allege, among other things, breach of fiduciary duty claims against the Board in connection with the Business Combination. The complaints also allege that the Preliminary Proxy Statement is misleading and/or omits material information concerning the Business Combination. The complaints generally seek, among other things, injunctive relief, damages, and an award of attorneys’ fees. On March 2, 2021, counsel for Jordan Rosenblatt, a purported The Beauty Health Company shareholder, sent a demand letter alleging that The Beauty Health Company and its board had breached their fiduciary duties and violated federal securities laws in connection with the Preliminary Proxy Statement. Also on March 2, 2021, counsel for Patrick Plumley, a purported The Beauty Health Company shareholder, sent a demand letter alleging that The Beauty Health Company and its board had breached their fiduciary duties and/or violated federal securities laws in connection with the Preliminary Proxy Statement. Both letters sought additional disclosures.

The Company believes these allegations are without merit and intends to defend against them; however, the Company cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations.

On April 19, 2021, Elstein v. Saunders et al., No. 21-3028CA01 (Fla. 11th Cir. Ct.) was voluntarily dismissed. On April 26, 2021, Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650365/2021 (N.Y. Sup. Ct.) was voluntarily discontinued. On May 12, 2021, Watkins v. Vesper Healthcare Acquisition Corp., et al., No. 1:21-cv-00713 (S.D.N.Y.) was voluntarily dismissed. On May 17, 2021, Ciccotelli v. Vesper Healthcare Acquisition Corp., et al., Index No. 650346/2021 (N.Y. Sup. Ct.) was voluntarily discontinued.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and “Item 9A: Controls and Procedures,” both contained herein.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 8, 2020 (inception) through December 31, 2020, we had net loss of $38,913,797, which consisted of operating costs of $1,209,550, a change in the fair value of the warrant liability of $36,786,664, and offering costs allocated to the warrant liability of $1,015,795, offset by interest income on marketable securities held in the Trust Account of $90,128 and an unrealized gain on marketable securities held in the Trust Account of $8,084.

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

For the year ended December 31, 2020, cash used in operating activities was $1,094,016. Net loss of $38,913,797 was offset by interest earned on marketable securities held in the Trust Account of $90,128, transaction costs related to the initial public offering of $1,015,795 and a non-cash charge for the change in the fair value of warrant liabilities of $36,786,664 and an unrealized gain on marketable securities of $8,804. Changes in operating assets and liabilities used $115,534 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020. The private warrants were valued using a Monte Carlo simulation model. In each case, the model reflected the specific features of the warrant including redemption considerations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment No. 1, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Amendment No. 1, our disclosure controls and procedures were not effective as of December 31, 2020.

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

Restatement of Previously Issued Financial Statements

On May 9, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020 (the “Affected Periods”) should not be relied upon because of a misapplication in the guidance on warrant accounting. Similarly, any previously furnished or filed reports, including the audited balance sheet filed with the SEC on Form 8-K on October 8, 2020, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results for the Affected Periods should no longer be relied upon.

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 of the notes to the financial statements entitled “Restatement of Previously Issued Financial Statements.” In light of the restatement of our financial statements included in this Amendment No. 1, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The primary functions of the audit committee include:

•	appointing, compensating and overseeing our independent registered public accounting firm;

•	mutual reviewing and approving the annual audit plan for the Company;

•	overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;

•	discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•

establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;

•	monitoring our environmental sustainability and governance practices;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•	approving audit and non-audit services provided by our independent registered public accounting firm;

•	discussing earnings press releases and financial information provided to analysts and rating agencies;

•	discussing with management our policies and practices with respect to risk assessment and risk management;

•

reviewing any material transaction between our Chief Financial Officer that has been approved in accordance with our Code of Ethics for our officers, and providing prior written approval of any material transaction between us and our President; and

•	producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

•

reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating the performance of our executive officers in light of those goals and objectives, and setting compensation levels based on this evaluation;

•

setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Company’s common stock under Section 16(a) of the Exchange Act (the “Section 16 Officers”), as designated by our board of directors;

•	making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;

•	approving any employment or severance agreements with our Section 16 Officers;

•	granting any awards under equity compensation plans and annual bonus plans to our Section 16 Officers;

•	approving the compensation of our directors; and

•	producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

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

None.

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

THE BEAUTY HEALTH COMPANY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

The Beauty Health Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Beauty Health Company (formerly known as Vesper Healthcare Acquisition Corp., the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from July 8, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 8, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY

March 17, 2021, except for the effects of the restatement discussed in Note 2 and the 4th paragraph in Note 12, as to which the date is May 27, 2021.

THE BEAUTY HEALTH COMPANY

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020 (As Restated)

ASSETS
Current Assets
Cash	$3,265,075
Prepaid expenses	638,013

Total Current Assets	3,903,088
Marketable securities held in Trust Account	460,098,212

TOTAL ASSETS	$464,001,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$753,547
Accrued offering costs	11,950

Total Current Liabilities	765,497
Warrant liability	65,646,664
Deferred underwriting payable	16,100,000

Total Liabilities	82,512,161
Commitments
Class A common stock subject to possible redemption 37,648,795 shares at redemption value	376,489,130
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 8,351,205 issued and outstanding (excluding 37,648,795 shares subject to possible redemption)	835
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding	1,150
Additional paid-in capital	43,911,821
Accumulated deficit	(38,913,797)

Total Stockholders’ Equity	5,000,009

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$464,001,300

The accompanying notes are an integral part of the consolidated financial statements.

THE BEAUTY HEALTH COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Formation and operating costs	$1,209,550

Loss from operations	(1,209,550)
Other income (expense), net:
Interest earned on marketable securities held in Trust Account	90,128
Change in fair value of warrant liability	(36,786,664)
Offering costs allocated to warrant liability	(1,015,795)
Unrealized gain on marketable securities held in Trust Account	8,084

Other expense, net	(37,704,247)

Net loss	$(38,913,797)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	41,438,497

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Weighted average shares outstanding, basic and diluted	13,388,418

Basic and diluted net loss per common share	$(2.91)

The accompanying notes are an integral part of the consolidated financial statements.

THE BEAUTY HEALTH COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance – July 8, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	11,500,000	1,150	23,850	—	25,000
Sale of 46,000,000 Units, net of underwriting discounts and warrant liability	46,000,000	4,600	—	—	417,293,336	—	417,297,936
Contribution in excess of fair value of Private Placement Warrants	—	—	—	—	3,080,000	—	3,080,000
Class A common stock subject to possible redemption	(37,648,795)	(3,765)	—	—	(376,485,365)	—	(376,489,130)
Net loss	—	—	—	—	—	(38,913,797)	(38,913,797)

Balance – December 31, 2020	8,351,205	$835	11,500,000	$1,150	$43,911,821	$(38,913,797)	$5,000,009

The accompanying notes are an integral part of the consolidated financial statements.

THE BEAUTY HEALTH COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 8, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 (As Restated)

Net loss	$(38,913,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(90,128)
Change in fair value of warrant liability	36,786,664
Offering costs allocated to warrant liability	1,015,795
Unrealized gain on marketable securities held in Trust Account	(8,084)
Changes in operating assets and liabilities:
Prepaid expenses	(638,013)
Accrued expenses	753,547

Net cash used in operating activities	(1,094,016)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(460,000,000)

Net cash used in investing activities	(460,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	450,800,000
Proceeds from sale of Private Placement Warrants	14,000,000
Advances from related party	229,886
Repayment of advances from related party	(229,886)
Proceeds from promissory note – related party	261,386
Repayment of promissory note – related party	(261,386)
Payment of offering costs	(465,909)

Net cash provided by financing activities	464,359,091

Net Change in Cash	3,265,075
Cash – Beginning of period	—

Cash – End of period	$3,265,075

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$414,384,970

Change in value of Class A common stock subject to possible redemption	$(37,895,840)

Initial classification of warrant liability	$28,860,000

Deferred underwriting fee payable	$16,100,000

Offering costs included in accrued offering costs	$11,950

The accompanying notes are an integral part of the consolidated financial statements.

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Beauty Health Company (the “Company”) was incorporated in Delaware on July 8, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 29, 2020. On October 2, 2020, the Company consummated the Initial Public Offering of 46,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of the over-allotment option to purchase an additional 6,000,000 Units, at $10.00 per Unit, generating gross proceeds of $460,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,333,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to BLS Investor Group LLC (the “Sponsor”), generating gross proceeds of $14,000,000, which is described in Note 5.

Transaction costs amounted to $25,777,859 consisting of $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $477,859 of other offering costs. Of this amount, $24,762,064 was recorded as a reduction of gross proceeds in additional paid in capital and $1,015,795 was expensed.

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

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the standard option pricing model. Based on management’s evaluation, the Company’s audit committee concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The following table summarizes the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 2, 2020 (audited)
Warrant Liability	$—	$28,860,000	$28,860,000
Common Shares Subject to Possible Redemption	443,244,970	(28,860,000)	414,384,970
Class A Common Shares	168	288	456
Additional Paid-in Capital	5,000,853	1,015,507	6,016,360
Accumulated Deficit	(2,163)	(1,015,795)	(1,017,958)
Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$65,646,664	$65,646,664
Common Shares Subject to Possible Redemption	442,135,795	(65,646,665)	376,489,130
Class A Common Shares	179	656	835
Additional Paid-in Capital	6,110,017	37,801,804	43,911,821
Accumulated Deficit	(1,111,338)	(37,802,459)	(38,913,797)
Shareholders’ Equity	5,000,008	1	5,000,009
Period from July 8, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrant liability	$—	$(36,786,664)	$(36,786,664)
Offering costs allocated to warrant liability	—	(1,015,795)	(1,015,795)
Net loss	(1,111,338)	(37,802,459)	(38,913,797)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	44,324,497	(2,886,000)	41,438,497
Basic and diluted net loss per common share, common stock subject to possible redemption	—	—	—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	11,775,126	1,613,292	13,388,418
Basic and diluted net loss per common share, non-redeemable common stock	(0.09)	(2.82)	(2.91)
Statement of cash flows for the period from July 8, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(1,111,338)	$(37,802,459)	$(38,913,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	—	36,786,664	36,786,664
Non-Cash Investing and Financing Activities:
Initial measurement of warrants issued in connection with the Initial Public Offering accounted for as liabilities	—	28,860,000	28,860,000
Statement of changes in stockholders’ equity for the period from July 8, 2020 (inception) through December 31, 2020
Class A common stock:
Shares of Class A common stock subject to possible redemption	(44,213,441)	6,564,646	(37,648,795)
Class A common stock subject to possible redemption	$(4,421)	$656	$(3,765)
Additional Paid-in Capital:
Sale of 46,000,000 Units, net of underwriting discounts	434,217,541	(16,924,205)	417,293,336
Contribution in excess of fair value of Private Placement Warrants	—	3,080,000	3,080,000
Sale of 9,333,333 Private Placement Warrants	14,000,000	(14,000,000)	—
Class A common stock subject to possible redemption	(442,131,374)	65,646,009	(376,485,365)
Accumulated Deficit:
Net loss	(1,111,338)	(37,802,459)	(38,913,797)
Total Stockholders’ Equity:
Sale of 46,000,000 Units, net of underwriting discounts	434,222,141	(16,924,205)	417,297,936
Contribution in excess of fair value of Private Placement Warrants	—	3,080,000	3,080,000
Sale of 9,333,333 Private Placement Warrants	14,000,000	(14,000,000)	—
Class A common stock subject to possible redemption	(442,135,795)	65,646,665	(376,489,130)
Net loss	(1,111,338)	(37,802,459)	(38,913,797)

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020. The private placement warrants were valued using a Monte Carlo simulation methodology (see Note 9).

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

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $25,777,859 as a result of the Initial Public Offering (consisting of $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $477,859 of other offering costs). The Company recorded $24,762,064 of offering costs as a reduction of equity in connection with the shares of Class A common Stock included in the Units. The Company immediately expensed $1,015,795 of offering costs in connection with the Public Warrants and Private Placement Warrants that were classified as liabilities.

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

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from July 8, 2020 (Inception) through December 31, 2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$73,770
Unrealized gain on marketable securities held in Trust Account	6,617
Less: Company’s portion available to pay taxes	(79,207)

Net Income allocable to shares subject to redemption	$1,180

Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	41,438,497

Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(38,913,797)
Less: Net income allocable to Class A common stock subject to possible redemption	(1,180)

Non-Redeemable Net Loss	$(38,914,977)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	13,388,418

Basic and diluted net loss per share	$(2.91)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 46,000,000 Units, which includes the full exercise by the underwriters of their option to purchase an additional 6,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,333,333 Private Placement Warrants at a price of $1.50 per private Placement Warrant, for an aggregate purchase price of $14,000,000. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. There will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Warrants. At the date of the IPO, the fair value of the Private Placement Warrants was $1.17. The difference between the purchase price of $1.50 and the fair value at the IPO date of $1.17 was recorded within equity as a contribution in excess of the fair value of the Private Placement Warrants in the amount of $3,080,000.

NOTE 6. RELATED PARTY TRANSACTIONS

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

THE BEAUTY HEALTH COMPANY

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

NOTE 7. COMMITMENTS

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

THE BEAUTY HEALTH COMPANY

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were 8,351,205 shares of Class A common stock issued or outstanding, excluding 37,648,795 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANT LIABILITY

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

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•

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

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A common stock;

•	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like); and

•

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

THE BEAUTY HEALTH COMPANY

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

See Note 11 for additional discussion regarding the applicable accounting treatment and valuation of the Public Warrants and Private Placement Warrants.

NOTE 10. INCOME TAX

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax assets
Net operating loss carryforward	$21,990
Startup/ Organizational Expenses	43,197
Unrealized gain on marketable securities	(20,625)

Total deferred tax assets	44,562
Valuation Allowance	(44,562)

Deferred tax assets, net of allowance	$—

The provision for income taxes consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(44,562)
State and Local
Current	—
Deferred	—

Change in valuation allowance	44,562

Income tax provision	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

December 31, 2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Business combination	(0.5)%
Change in fair value of warrant liability	(19.8)%
Offering costs allocated to warrant liability	(0.6)%
Valuation allowance	(0.1)%

Income tax provision	0.0%

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2020 remain open and subject to examination. The Company considers Florida to be a significant state tax jurisdiction.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	460,098,212
Liabilities:
Warrant Liability – Public Warrants	1	40,633,332
Warrant Liability – Private Placement Warrants	3	25,013,332

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 2, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common shares and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common shares subject to possible redemption, Class A common shares and Class B common shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

Input	October 2, 2020 (Initial Measurement)
Risk-free interest rate	0.34%
Expected term (years)	5.57
Expected volatility	17.4%
Exercise price	$11.50
Fair value of Units	$10.00

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

On October 2, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.17 per warrant for aggregate values of $10.9 million and $17.9 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $25.0 million and $40.6 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities
Fair value as of July 8, 2020	$—		$—		$—
Initial measurement on October 2, 2020	10,920,000	3	17,940,000	3	28,860,000
Change in valuation inputs or other assumptions	14,093,332	3	22,693,332	1	36,786,664

Fair value as of December 31, 2020	$25,013,332		$40,633,332		$65,646,664

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $17,940,000 during the period from October 2, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described in Note 2 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

A lawsuit was filed in the Supreme Court of the State of New York on January 18, 2021, and amended on March 24, 2021, by a purported Company stockholder in connection with the Business Combination: Ciccotelli v. Vesper Healthcare Acquisition Corp., et al., Index No. 650346/2021 (N.Y. Sup. Ct.). On January 18, 2021, a lawsuit was filed in the Supreme Court of the State of New York by a purported Company stockholder in connection with the Business Combination: Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650346/2021 (N.Y. Sup. Ct.). An additional lawsuit was filed by a different purported Company stockholder on January 19, 2021, and amended on March 22, 2021, in the Supreme Court of the State of New York in connection with the Business Combination: Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650365/2021 (N.Y. Sup. Ct.). On January 26, 2021, a lawsuit was filed in the United States District Court, Southern District of New York by a different purported Company stockholder in connection with the Business Combination: Watkins v. Vesper Healthcare Acquisition Corp., et al., No. 1:21-cv-00713 (S.D.N.Y.). On February 8, 2021, a lawsuit was filed in the Eleventh Judicial Circuit, in and for Miami-Dade County, Florida, by a different purported Company stockholder in connection with the Business Combination: Elstein v. Saunders et al., No. 21-3028CA01 (Fla. 11th Cir. Ct.). The complaints name the Company and some or all of the current members of the Board as defendants. The complaints allege, among other things, breach of fiduciary duty claims against the Board in connection with the Business Combination. The complaints also allege that the Preliminary Proxy Statement is misleading and/or omits material information concerning the Business Combination. The complaints generally seek, among other things, injunctive relief, damages, and an award of attorneys’ fees. On March 2, 2021, counsel for Jordan Rosenblatt, a purported The Beauty Health Company shareholder, sent a demand letter alleging that The Beauty Health Company and its board had breached their fiduciary duties and violated federal securities laws in connection with the Preliminary Proxy Statement. Also on March 2, 2021, counsel for Patrick Plumley, a purported The Beauty Health Company shareholder, sent a demand letter alleging that The Beauty Health Company and its board had breached their fiduciary duties and/or violated federal securities laws in connection with the Preliminary Proxy Statement. Both letters sought additional disclosures.

The Company believes these allegations are without merit and intends to defend against them; however, the Company cannot predict with certainty the ultimate resolution of any proceedings that may be brought in connection with these allegations.

On April 19, 2021, Elstein v. Saunders et al., No. 21-3028CA01 (Fla. 11th Cir. Ct.) was voluntarily dismissed. On April 26, 2021, Purvance v. Vesper Healthcare Acquisition Corp., et al., Index No. 650365/2021 (N.Y. Sup. Ct.) was voluntarily discontinued. On May 12, 2021, Watkins v. Vesper Healthcare Acquisition Corp., et al., No. 1:21-cv-00713 (S.D.N.Y.) was voluntarily dismissed. On May 17, 2021, Ciccotelli v. Vesper Healthcare Acquisition Corp., et al., Index No. 650346/2021 (N.Y. Sup. Ct.) was voluntarily discontinued.

On May 4, 2021, the registrant consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into

THE BEAUTY HEALTH COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the registrant owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger hold a portion of the Class A Common Stock, par value $0.0001 per share, of the registrant.

In connection with the Closing, the registrant changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company.”

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated September 29, 2020, by and among the Company, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters(1)

2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative. (4)

3.1	Amended and Restated Certificate of Incorporation. (1)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Common Stock Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, dated September 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)

4.5	Description of Securities

10.1	Letter Agreement, dated September 29, 2020, by and among the Company and its officers and directors (1)

10.2	Letter Agreement, dated September 29, 2020, by and between the Company and its Sponsor. (1)

10.3	Investment Management Trust Agreement, dated September 29, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.4	Registration Rights Agreement, dated September 29, 2020, by and between the Company and its Sponsor. (1)

10.5	Administrative Support Agreement, dated September 29, 2020, by and between the Company and BLS Advisors LLC. (1)

10.6	Private Placement Warrant Purchase Agreement, dated September 29, 2020, by and between the Company and the Sponsor. (1)

10.7	Promissory Note, dated July 23, 2020, issued to BLS Investor Group LLC. (3)

10.8	Form of Subscription Agreement (4)

10.9	Sponsor Support Agreement, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., BLS Investor Group, LLC and LCP Edge Intermediate, Inc. (4)

14	Code of Ethics. (2)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on October 5, 2020.

(2)	Incorporated by reference to the Company’s S-1/A, filed on September 21, 2020.

(3)	Incorporated by reference to the Company’s S-1, filed on September 10, 2020.

(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 9, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 27, 2021	The Beauty Health Company

	By:	/s/ Clinton E. Carnell
	Name:	Clinton E. Carnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Clinton E. Carnell	Chief Executive Officer	May 27, 2021
Clinton E. Carnell	(Principal Executive Officer)

/s/ Liyuan Woo	Chief Financial Officer	May 27, 2021
Liyuan Woo	(Principal Financial and Accounting Officer)

/s/ Brenton L. Saunders	Executive Chairman	May 27, 2021
Brenton L. Saunders

/s/ Michael D. Capellas	Director	May 27, 2021
Michael D. Capellas

/s/ Julius Few	Director	May 27, 2021
Julius Few

/s/ Michelle Kerrick	Director	May 27, 2021
Michelle Kerrick

/s/ Brian Miller	Director	May 27, 2021
Brian Miller

/s/ Doug Schillinger	Director	May 27, 2021
Doug Schillinger