Form 10-Q
period 2021-03-31
Beauty Health Co
filed 2021-07-01
CIK 1818093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-39565

The Beauty Health Company

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-1908962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2165 Spring Street

Long Beach, CA 90806

(Address of principal executive offices)

(800) 603-4996

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	SKIN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock at a price of $11.50	SKINW	The Nasdaq Stock Market LLC

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of July 1, 2021, there were 125,919,152 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

EXPLANATORY NOTE

On May 4, 2021 (the “Closing Date”), the registrant consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the registrant owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) hold a portion of the Class A Common Stock, par value $0.0001 per share, of the registrant (the “Class A Stock”).

In connection with the Closing, the registrant changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company.” Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the “registrant” and the “Company” refer to Vesper Healthcare Acquisition Corp. prior to the Closing and to the combined company and its subsidiaries following the Closing and “HydraFacial” refers to the business of LCP Edge Intermediate, Inc. and its subsidiaries prior to the Closing and the business of the combined company and its subsidiaries following the Closing.

The Company noted an error in its application of guidance associated with “ASC 480: Distinguishing Liabilities from Equity” which needed to be modified to appropriately present the impact on the accounting treatment of the temporary equity as a result of the private investment in public equity transaction that is subject of the Subscription Agreements entered into by the Company with certain investors on December 8, 2021 (the “PIPE Investment”) in connection with the Company’s business combination with LCP Edge Intermediate, Inc., a Delaware corporation and indirect parent of Edge Systems LLC d/b/a The HydraFacial Company, and LCP Edge Holdco, LLC, as previously disclosed in the Company’s Form 10-K/A filed on May 27, 2021. This modification to the accounting treatment of equity required the Company’s common stock to be reclassified from permanent equity to temporary equity in the form of common stock subject to possible redemption. The Audit Committee, in consultation with the Company’s management, concluded that all Class A ordinary shares that were sold to the public in our IPO are to be classified as temporary equity, thereby correcting an error of classification within the Condensed Balance Sheet. In the financial statements filed in the Company’s Form 10-K/A, the Company incorrectly classified 8,351,205 Class A ordinary shares as permanent equity as of December 31, 2020, whereas no Class A ordinary shares should have been so classified. The 8,351,205 Class A ordinary shares that were originally incorrectly classified as permanent equity have been reclassified as temporary equity in this Form 10-Q, thereby yielding a total of 46,000,000 Class A ordinary shares (the shares sold to the public in our IPO, which are subject to redemption) as temporary equity. Further detail on the impact of the revision can be found in Note 10 of the Interim Financial Statements.

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(As Revised)
ASSETS
Current assets
Cash	$2,753,154	$3,265,075
Prepaid expenses	595,589	638,013

Total Current Assets	3,348,743	3,903,088
Marketable securities held in Trust Account	460,184,400	460,098,212

TOTAL ASSETS	$463,533,143	$464,001,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$801,521	$753,547
Accrued offering costs	11,950	11,950

Total Current Liabilities	813,471	765,497
Warrant liability	51,493,331	65,646,664
Deferred underwriting payable	16,100,000	16,100,000

Total Liabilities	68,406,802	82,512,161

Commitments
Class A common stock subject to possible redemption, 46,000,000 shares at redemption value as of March 31, 2021 and December 31, 2020,	460,037,629	460,001,441
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 46,000,000 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 11,500,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,150	1,150
Additional paid-in capital	3,103,850	3,103,850
Accumulated deficit	(68,016,288)	(81,617,302)

Total Stockholders’ Equity	(64,911,288)	(78,512,302)

Total Liabilities and Stockholders’ Equity	$463,533,143	$464,001,300

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$602,319

Loss from operations	(602,319)
Other income:
Interest earned on marketable securities held in Trust Account	85,152
Unrealized gain on marketable securities held in Trust Account	1,036
Change in fair value of warrants	14,153,333

Other income	14,239,521

Income before benefit from income taxes	13,637,202
Benefit from income taxes	—
Net income	$13,637,202

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	46,000,000

Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Weighted average shares outstanding, basic and diluted	11,500,000

Basic and diluted net loss per common share	$1.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – January 1, 2021	11,500,000	$1,150	$3,103,850	$(81,617,302)	$(78,512,302)
Change in value of Class A common stock subject to possible redemption	—	—	—	(36,188)	(36,188)
Net income	—	—	—	13,637,202	13,637,202

Balance – March 31, 2021	11,500,000	$1,150	$3,103,850	$(68,016,288)	$(64,911,288)

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Net income	$13,637,202
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(14,153,333)
Interest earned on marketable securities held in Trust Account	(85,152)
Unrealized gain on marketable securities held in Trust Account	(1,036)
Changes in operating assets and liabilities:
Prepaid expenses	42,424
Accrued expenses	47,974

Net cash used in operating activities	(511,921)

Net Change in Cash	(511,921)
Cash – Beginning of period	3,265,075

Cash – End of period	$2,753,154

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$36,188

The accompanying notes are an integral part of the unaudited condensed financial statements.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

The Beauty Health Company (formerly known as Vesper Healthcare Acquisition Corp.) (the “Company”) was incorporated in Delaware on July 8, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Merger and PIPE Investment

On May 4, 2021 (the “Closing Date”), the registrant consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the registrant owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) hold a portion of the Class A Common Stock, par value $0.0001 per share, of the registrant (the “Class A Stock”).

Pursuant to the terms of the Merger Agreement and customary adjustments set forth therein, the aggregate merger consideration paid to the HydraFacial Stockholders in connection with the Business Combination was approximately $975,000,000 less HydraFacial’s net indebtedness as of the Closing Date, and subject to further adjustments for transaction expenses, and net working capital relative to a target. The merger consideration included both cash consideration and consideration in the form of newly issued Class A Stock. The aggregate cash consideration paid to the HydraFacial Stockholders at the Closing was approximately $368 million, consisting of the Company’s cash and cash equivalents as of the Closing (including proceeds of $350 million from the Company’s private placement of an aggregate of 35,000,000 shares of Class A Stock (the “Private Placement”) with a limited number of accredited investors (as defined by Rule 501 of Regulation D) without any form of general solicitation or general advertising pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and approximately $433 million of cash available to the Company from the trust account that held the proceeds from the Company’s initial public offering (the “Trust Account”) after giving effect to income and franchise taxes payable in respect of interest income earned in the Trust Account and redemptions that were elected by the Company’s public stockholders, minus approximately $224 million used to repay HydraFacial’s outstanding indebtedness at the Closing, minus approximately $94 million of transaction expenses of HydraFacial and the Company, minus $100 million. The remainder of the consideration paid to the HydraFacial Stockholders consisted of 35,501,743 newly issued shares of Class A Stock (the “Stock Consideration”).

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The foregoing consideration paid to the HydraFacial Stockholders may be further increased by up to $75.0 million payable as earn-out shares of Class A Stock upon the completion of certain acquisitions within one year of Closing pursuant to the terms of the Merger Agreement.

All outstanding shares of Class B Stock were automatically converted into shares of Class A Stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such shares of Class B Stock.

In connection with the Merger Agreement, certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 35,000,000 shares (the “PIPE Shares”) of The Beauty Health Company Class A Common Stock at a purchase price per share of $10.00 and an aggregate purchase price of $350,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

In connection with the Closing, holders of 2,672,690 shares of Class A Stock exercised their rights to redeem those shares for cash at an approximate price of $10.00 per share, for an aggregate of approximately $26,737,737, which was paid to such holders at Closing.

Immediately after giving effect to the Merger and the PIPE Investment, there were 125,329,053 shares of The Beauty Health Company Class A Common Stock.

In connection with the Closing, the registrant changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company”.

Business Prior to the Business Combination

Prior to the Business Combination, the Company had two subsidiaries, Hydrate Merger Sub I, Inc., a wholly owned subsidiary of the Company incorporated in Delaware on December 7, 2020 (“Merger Sub I”) and Hydrate Merger Sub II, LLC, a wholly owned subsidiary of the Company incorporated in Delaware on December 7, 2020 (“Merger Sub II”).

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 8, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Transaction costs amounted to $25,777,859 consisting of $9,200,000 of underwriting fees, $16,100,000 of deferred underwriting fees and $477,859 of other offering costs.

Liquidity

As of March 31, 2021, the Company had $2,753,154 in its operating bank accounts, $460,184,400 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and current liabilities of $813,471.

Until the consummation of a Business Combination, the Company used the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

As noted above (Merger and PIPE Investment), on May 4, 2021, the Company consummated the Merger and the PIPE investment.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 27, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for period ended December 31, 2021 or for any future periods.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company accounts for its securities held in the trust account in accordance with

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

the guidance in Accounting Standards Codification (“ASC”) Topic 320 “Debt and Equity Securities.” These securities are classified as trading securities with unrealized gains/losses recognized through income.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of December 31, 2020 and March 31, 2021. The private placement warrants were valued using a Monte Carlo simulation methodology.

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

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Three Months ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$72,209
Unrealized gain on marketable securities held in Trust Account	878
Less: Company’s portion available to pay taxes	(42,400)

Net Income allocable to shares subject to redemption	$30,687

Denominator: Weighted Average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	46,000,000

Basic and diluted net income per share	$0.00

Non-Redeemable Common Stock
Numerator: Net income minus Net Earnings
Net income	$13,637,202
Less: Net income allocable to Class A common stock subject to possible redemption	(30,687)

Non-Redeemable Net Income	$13,606,515

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	11,500,000

Basic and diluted net income per share	$1.18

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Advances from Related Party

The Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. The outstanding balance of $229,886 under these advances was repaid subsequent to the closing of the Initial Public Offering, on October 6, 2020.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on September 30, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Chief Executive Officer, a total of up to $10,000 per month for office space and administrative support services. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

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

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate. Subject to the terms of the underwriting agreement, (i) the deferred fee will be placed in the Trust Account and released to the underwriters only upon the completion of a Business Combination and (ii) the deferred fee will be waived by the underwriters in the event that the Company does not complete a Business Combination. The deferred fee was paid upon completion of the Business Combination described in Note 1.

Merger Agreement

On May 4, 2021 (the “Closing Date”), the registrant consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the registrant owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) hold a portion of the Class A Common Stock, par value $0.0001 per share, of the registrant (the “Class A Stock”).

Pursuant to the terms of the Merger Agreement and customary adjustments set forth therein, the aggregate merger consideration paid to the HydraFacial Stockholders in connection with the Business Combination was approximately $975,000,000 less HydraFacial’s net indebtedness as of the Closing Date, and subject to further adjustments for transaction expenses, and net working capital relative to a target. The merger consideration included both cash consideration and consideration in the form of newly issued Class A Stock. The aggregate cash consideration paid to the HydraFacial Stockholders at the Closing was approximately $368 million, consisting of the Company’s cash and cash equivalents as of the Closing (including proceeds of $350 million from the Company’s private placement of an aggregate of 35,000,000 shares of Class A Stock (the “Private Placement”) with a limited number of accredited investors (as defined by Rule 501 of Regulation D) without any form of general solicitation or general advertising pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and approximately $433 million of cash available to the Company from the trust account that held the proceeds from the Company’s initial public offering (the “Trust Account”) after giving effect to income and franchise taxes payable in respect of interest income earned in the Trust Account and redemptions that were elected by the Company’s public stockholders, minus approximately $224 million used to repay HydraFacial’s outstanding indebtedness at the Closing, minus approximately $94 million of transaction expenses of HydraFacial and the Company, minus $100 million. The remainder of the consideration paid to the HydraFacial Stockholders consisted of 35,501,743 newly issued shares of Class A Stock (the “Stock Consideration”).

The foregoing consideration paid to the HydraFacial Stockholders may be further increased by up to $75.0 million payable as earn-out shares of Class A Stock upon the completion of certain acquisitions within one year of Closing pursuant to the terms of the Merger Agreement.

All outstanding shares of Class B Stock were automatically converted into shares of Class A Stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such shares of Class B Stock.

In connection with the Merger Agreement, certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

purchase 35,000,000 shares (the “PIPE Shares”) of The Beauty Health Company Class A Common Stock at a purchase price per share of $10.00 and an aggregate purchase price of $350,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

In connection with the Closing, holders of 2,672,690 shares of Class A Stock exercised their rights to redeem those shares for cash at an approximate price of $10.00 per share, for an aggregate of approximately $26,737,737, which was paid to such holders at Closing.

Immediately after giving effect to the Merger and the PIPE Investment, there were 125,329,053 shares of The Beauty Health Company Class A Common Stock.

In connection with the Closing, the registrant changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company”.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were no shares of Class A common stock issued or outstanding, excluding 46,000,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 11,500,000 shares of Class B common stock issued and outstanding.

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

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8. WARRANT LIABILITY

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

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	460,184,400	460,098,212
Liabilities:
Warrant Liability – Public Warrants	1	31,893,332	40,633,332
Warrant Liability – Private Placement Warrants	3	19,599,999	25,013,332

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Subsequently, the Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants at March 31, 2021 were as follows:

Input	March 31, 2021
Risk-free interest rate	0.92%
Expected term (years)	5.08
Expected volatility	14.9%
Exercise price	$11.50
Fair value of Units	$10.03

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Level	Public	Level	Warrant Liabilities
Fair value as of December 31, 2020	$25,013,332		$40,633,332		$65,646,664
Change in valuation inputs or other assumptions	(5,413,333)	3	(8,740,000)	1	(14,153,333)

Fair value as of March 31, 2021	$19,599,999		$31,893,332		$51,493,331

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

NOTE 10. PRIOR PERIODS’ FINANCIAL STATEMENT REVISION

The Company noted an error in its application of guidance associated with “ASC 480: Distinguishing Liabilities from Equity.” Which needed to be modified to approximately present he impact on the accounting

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

treatment of the temporary equity as a result of the private investment in public equity transaction that is subject of the subscription Agreements entered into by the Company with certain investors on December 8, 2021 (the “ PIPE Investment”) in connection with the Compan y’s business combination with LCP Edge Intermediate, Inc., a Delaware corporation and indirect parent of Edge Systems LLC d/b/a The HydraFacial Company, and LCP Edge Holdco, LLC, as previously disclosed in the Company’ s Form 10-K/A filed on May 27, 2021. This modification to the accounting treatment of equity required the Compan y’ s common stock to be reclassified from permanent equity to temporary equity in the form of common stock subject to possible redemption. The Audit Committee, in consultation with the Compan y’s management, concluded that all Class A ordinary shares that were sold to the public in our IPO are to be classified as temporary equity, thereby correcting an error of classification within the Condensed Balance Sheet. In the financial statements filed in the Compan y’s Form 10- K/A, the Company incorrectly classified 8,351,205 Class A ordinary shares as permanent equity as of 12/31/20, whereas no Class A ordinary shares should have been so classified. The 8,351,205 Class A ordinary shares that were originally incorrectly classified as permanent equity have been reclassified as temporary equity in this Form 10-Q, thereby yielding a total of 46,000,000 Class A ordinary shares (the shares sold to the public in our IPO, which are subject to redemption) as temporary equity.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following tables present the effect of the correction of the misstatement that impacted the year ended December 31, 2020, as described in Note 1, and the related adjustments to reflect the revision on the Condensed Balance Sheet.

	As Previously Reported	Adjustments	As Revised
Balance sheet as of December 31, 2020 (audited)
Commitments
Number of Class A common shares at redemption value	37,648,795	8,351,205	46,000,000
Class A common stock subject to possible redemption	$376,489,130	$83,512,311	$460,001,441
Stockholders’ Equity
Number of Class A common shares issued and outstanding	8,351,205	(8,351,205)	—
Class A common shares	$835	$(835)	$—
Additional paid-in capital	43,911,821	(40,807,971)	3,103,850
Accumulated deficit	(38,913,797)	(42,703,505)	(81,617,302)
Total stockholders’ equity	5,000,009	(83,512,311)	(78,512,302)

Statement of operations for the period from July 8, 2020 (inception) through December 31, 2020 (as Restated)
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	41,438,497	1,165,717	42,604,214
Weighted average shares outstanding, basic and diluted	13,388,418	(651,643)	12,736,775
Basic and diluted net loss per common share	$(2.91)	$(0.15)	$(3.06)

Statement of changes in stockholders’ equity for the period from July 8, 2020 (inception) through December 31, 2020
Class A common stock
Shares of Class A common stock subject to possible redemption	(37,648,795)	(8,351,205)	(46,000,000)
Class A common stock subject to possible redemption	$(3,765)	$(835)	$(4,600)
Additional paid-in capital
Class A common stock subject to possible redemption	(376,485,365)	(40,807,971)	(417,293,336)
Accumulated deficit
Net loss	(38,913,797)	(42,703,505)	(81,617,302)
Total stockholders’ equity
Class A common stock subject to possible redemption	(376,489,130)	(40,808,806)	(417,297,936)
Net loss	(38,913,797)	(42,703,505)	(81,617,302)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

THE BEAUTY HEALTH COMPANY

(FORMERLY KNOWN AS VESPER HEALTHCARE ACQUISITION CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

On May 4, 2021, the Company completed the Business Combination and PIPE Investment as described in Note 1.

On June 8, 2021 and July 1, 2021, the Company completed acquisitions of four international third-party distributors for HydraFacial. The total purchase price for the four distributors is approximately $28 million in cash and 590,099 shares of the Company’s Class A Common Stock. As a result of the closing of the acquisitions, the Company will also be required to issue up to 7.5 million shares of Class A Common Stock to the former owners of HydraFacial pursuant to the earnout provision in the Merger Agreement related to the Company’s Business Combination, which closed on May 4, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to the “registrant,” “we,” “us,” “our” or the “Company” refer to The Beauty Health Company (formerly known as Vesper Healthcare Acquisition Corp.). Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the “registrant” and the “Company” refer to Vesper Healthcare Acquisition Corp. prior to the Closing and to the combined company and its subsidiaries following the Closing and “HydraFacial” refers to the business of LCP Edge Intermediate, Inc. and its subsidiaries prior to the Closing and the business of the combined company and its subsidiaries following the Closing. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to BLS Investor Group LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Annual Report on Form 10-K/A filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on July 8, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses.

Recent Developments

On May 4, 2021 (the “Closing Date”), the registrant consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business

Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the registrant owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) hold a portion of the Class A Common Stock, par value $0.0001 per share, of the registrant (the “Class A Stock”).

In connection with the Merger Agreement, certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 35,000,000 shares (the “PIPE Shares”) of The Beauty Health Company Class A Common Stock at a purchase price per share of $10.00 and an aggregate purchase price of $350,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

In connection with the Closing, holders of 2,672,690 shares of Class A Stock exercised their rights to redeem those shares for cash at an approximate price of $10.00 per share, for an aggregate of approximately $26,737,737, which was paid to such holders at Closing.

In connection with the Closing, the registrant changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company”.

Results of Operations

Through March 31, 2021, we had neither engaged in any operations nor generated any revenues. Our only activities through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying and preparing for the Business Combination. We did not generate any operating revenues until after the completion of the Business Combination. Prior to the Business Combination, we generated non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net income of $13,637,202, which consisted of operating costs of $602,319, offset by interest income on marketable securities held in the Trust Account of $85,152, a change in the fair value of warrant liabilities of $14,153,333 and an unrealized gain on marketable securities held in the Trust Account of $1,036.

Liquidity and Capital Resources

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

For the three months ended March 31, 2021, cash used in operating activities was $511,921. Net income of $13,637,202 was offset by interest income on marketable securities held in the Trust Account of $85,152, a change in the fair value of warrant liabilities of $14,153,333 and an unrealized gain on marketable securities held in the Trust Account of $1,036. Changes in operating assets and liabilities used $90,398 of cash from operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $460,184,400. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had $2,753,154 of cash held outside of the Trust Account. We used the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers could have, but were not obligated to, loan us funds as may be required. We did not need to raise additional funds in order to meet the expenditures required for operating our business.

We used substantially all of the funds held in the Trust Account to complete the Business Combination on May 4, 2021. Of the funds held in the Trust Account, we used $26,737,737 to fund the redemption of 2,672,690 shares of Class A Stock.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of the our Chief Executive Officer a monthly fee of $10,000 for office space, administrative and support services. We began incurring these fees on September 30, 2020 and continued to incur these fees monthly until the completion of the Business Combination.

The underwriters were entitled to a deferred fee of $0.35 per Unit, or $16,100,000 in the aggregate, which was paid upon completion of the Business Combination.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering and Private Placement Warrants in accordance with the guidance contained in ASC 815-40, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in the IPO has been estimated using a Monte Carlo simulation methodology as of the date of the IPO and such warrants’ quoted market price as of March 31, 2021 and December 31, 2020. The Private Placement Warrants were valued using a Monte Carlo simulation model as of the date of the IPO, December 31, 2020, and March 31, 2021. In each case, the model reflected the specific features of the warrants, including redemption considerations.

Class A Common Stock Subject to Possible Redemption

We account for our shares of Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our consolidated balance sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Restatement Background

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

On May 9, 2021, we concluded our warrants should be accounted for as liabilities on the balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations. Therefore, our previously issued financial statements as of December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020 (the “Affected Periods”) should not be relied upon because of a misapplication in the guidance on warrant accounting. Similarly, any previously furnished or filed reports, including the audited balance sheet filed with the SEC on Form 8-K on October 8, 2020, related earnings releases, investor presentations or similar communications of the Company describing the Company’s financial results for the Affected Periods should no longer be relied upon based on the correction of an error as described above and such financial statements were restated.

Additionally, the Company noted an error in its application of guidance associated with “ASC 480: Distinguishing Liabilities from Equity,” which needed to be modified to appropriately present the impact on the accounting treatment of the temporary equity as a result of the private investment in public equity transaction that is subject of the Subscription Agreements entered into by the Company with certain investors on December 8, 2021 (the “ PIPE Investment”) in connection with the Compan y’ s business combination with LCP Edge Intermediate, Inc., a Delaware corporation and indirect parent of Edge Systems LLC d/b/a The HydraFacial Company, and LCP Edge Holdco, LLC, as previously disclosed in the Compan y’ s Form 10-K/A filed on May 27, 2021. This modification to the accounting treatment of equity required the Compan y’ s common stock to be reclassified from permanent equity to temporary equity in the form of common stock subject to possible redemption. The Audit Committee, in consultation with the Compan y’ s management, concluded that all Class A ordinary shares that were sold to the public in our IPO are to be classified as temporary equity, thereby correcting an error of classification within the Condensed Balance Sheet. In the financial statements filed in the Compan y’s Form 10-K/A, the Company incorrectly classified 8,351,205 Class A ordinary shares as permanent equity as of December 31, 2020, whereas no Class A ordinary shares should have been so classified. The 8,351,205 Class A ordinary shares that were originally incorrectly classified as permanent equity have been reclassified as temporary equity in this Form 10-Q, thereby yielding a total of 46,000,000 Class A ordinary shares (the shares sold to the public in our IPO, which are subject to redemption) as temporary equity.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the events that led to the Company’s restatement and revision of its financial statements described above, as of March 31, 2021, a material weakness existed and our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K/A filed with the SEC on May 27, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes with respect to the risk factors disclosed in our Form 10-K/A filed with the SEC on May 27, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Vesper Healthcare Acquisition Corp.

3.2	Amended and Restated By Laws of The Beauty Health Company

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date: July 1, 2021	By:	/s/ Clinton E. Carnell
	Name:	Clinton E. Carnell
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 1, 2021	By:	/s/ Liyuan Woo
	Name:	Liyuan Woo
	Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)