Form 10-Q
period 2021-06-30
Beauty Health Co
filed 2021-08-13
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to
Commission file number: 001-39565

The Beauty Health Company
(Exact name of registrant as specified in its charter)

Delaware	85-1908962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2165 Spring Street Long Beach, CA 90806	(800) 603-4996
(Address of principal executive offices, including zip code)	Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	SKIN	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share of Class A Common Stock, at a price of $11.50 per share	SKINW	The Nasdaq Stock Market LLC
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

As of August 10, 2021, there were 133,419,152 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

EXPLANATORY NOTE

On May 4, 2021 (the “Closing Date”), the registrant consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the registrant owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the registrant owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) hold a portion of the Class A Common Stock, par value $0.0001 per share, of the registrant (the “Class A Common Stock”).

In connection with the Closing, the registrant changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company” (“BeautyHealth” or the “Company”). Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the “registrant” and the “Company” refer to Vesper Healthcare Acquisition Corp. prior to the closing of the Business Combination and to the combined company and its subsidiaries following the Closing and “HydraFacial” refers to the business of LCP Edge Intermediate, Inc. and its subsidiaries prior to the Closing and the business of the combined company and its subsidiaries following the Closing.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	As of June 30,	As of December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$101,467	$9,486
Accounts receivable, net of allowances for doubtful accounts of $2,681 and $2,032 at June 30, 2021 and December 31, 2020, respectively	40,128	18,576
Prepaid expenses	4,804	3,220
Income tax receivable	4,279	4,611
Inventories	23,762	23,202
Total current assets	174,440	59,095
Property and equipment, net	10,113	9,191
Intangible assets, net	51,884	50,935
Goodwill	103,100	98,531
Deferred tax assets, net	482	270
Other assets	2,489	4,813
Total assets	$342,508	$222,835
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$17,328	$18,485
Accrued payroll related expenses	18,327	9,475
Other accrued expenses	3,073	2,458
Income tax payable	764	—
Current portion of long-term debt due to related parties	—	512
Total current liabilities	39,492	30,930
Earn-out shares liability	126,000	—
Other long-term liabilities	1,767	1,854
Long-term debt due to related parties, net of current portion	—	216,024
Deferred tax liabilities, net	1,313	3,987
Warrant liabilities	157,866	—
Total liabilities	326,438	252,795
Commitments (Note 11)
Stockholders’ equity (deficit)
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 125,439,779 and 35,501,743 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	13	4
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	202,352	13,952
Note receivable from stockholder	—	(554)
Accumulated other comprehensive (loss) income	(39)	242
Accumulated deficit	(186,256)	(43,604)
Total stockholders’ equity (deficit)	16,070	(29,960)
Total liabilities and stockholders’ equity (deficit)	$342,508	$222,835
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$66,508	$14,116	$114,050	$46,652
Cost of sales	19,257	9,840	35,059	23,447
Gross profit	47,251	4,276	78,991	23,205
Operating expenses:
Selling and marketing	26,214	6,186	43,309	23,883
Research and development	2,988	597	4,440	1,972
General and administrative	44,402	5,412	55,213	12,605
Total operating expenses	73,604	12,195	102,962	38,460
Loss from operations	(26,353)	(7,919)	(23,971)	(15,255)
Other (income) expense:
Interest expense, net	2,060	5,667	7,759	9,817
Other expense (income), net	4,307	(56)	4,314	(61)
Change in fair value of warrant liabilities	72,027	—	72,027	—
Change in fair value of earn-out shares liability	36,525	—	36,525	—
Foreign currency (gain) loss, net	(24)	(81)	232	122
Total other expense	114,895	5,530	120,857	9,878
Loss before provision for income taxes	(141,248)	(13,449)	(144,828)	(25,133)
Income tax benefit	(1,870)	(3,052)	(2,176)	(5,667)
Net loss	$(139,378)	$(10,397)	$(142,652)	$(19,466)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	(276)	(16)	(281)	(88)
Comprehensive loss	$(139,654)	$(10,413)	$(142,933)	$(19,554)
Net loss per share - basic and diluted	$(1.52)	$(0.30)	$(2.24)	$(0.58)
Weighted average common shares outstanding - basic and diluted	91,798,837	34,482,179	63,805,807	33,309,191

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	49,205	$—	935	$—	—	$—	$13,747	$(554)	$28	$(14,429)	$(1,208)
Retroactive application of recapitalization	(49,205)	—	(935)	—	32,136,203	3	(3)	—	—	—	—
Adjusted balance, beginning of period	—	—	—	—	32,136,203	3	13,744	(554)	28	(14,429)	(1,208)
Stock-based compensation	—	—	—	—	—	—	26	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	—	(9,070)	(9,070)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(72)	—	(72)
BALANCE, March 31, 2020	—	—	—	—	32,136,203	3	13,770	(554)	(44)	(23,499)	(10,324)
Stock-based compensation	—	—	—	—	—	—	224	—	—	—	224
Net loss	—	—	—	—	—	—	—	—	—	(10,397)	(10,397)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(16)	—	(16)
BALANCE, June 30, 2020	—	$—	—	$—	32,136,203	$3	$13,994	$(554)	$(60)	$(33,896)	$(20,513)

BALANCE, December 31, 2020	—	$—	—	$—	35,501,743	$4	$13,952	$(554)	$242	$(43,604)	$(29,960)
Stock-based compensation	—	—	—	—	—	—	34	—	—	—	34
Net loss	—	—	—	—	—	—	—	—	—	(3,274)	(3,274)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5)	—	(5)
BALANCE, March 31, 2021	—	—	—	—	35,501,743	4	13,986	(554)	237	(46,878)	(33,205)
Reverse recapitalization transaction, net	—	—	—	—	89,827,310	9	183,301	554	—	—	183,864
Issuance of Class A Common Stock in connection with business acquisition	—	—	—	—	110,726	—	1,557	—	—	—	1,557
Stock-based compensation	—	—	—	—	—	—	3,508	—	—	—	3,508
Net loss	—	—	—	—	—	—	—	—	—	(139,378)	(139,378)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(276)	—	(276)
BALANCE, June 30, 2021	—	$—	—	$—	125,439,779	$13	$202,352	$—	$(39)	$(186,256)	$16,070
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(142,652)	$(19,466)
Adjustments to reconcile net loss to net cash from operating
Depreciation of property and equipment	1,418	1,273
Amortization of capitalized software	626	349
Provision for doubtful accounts	646	874
Amortization of intangible assets	5,229	5,616
Amortization of other assets	66	66
Amortization of deferred financing costs	2,806	701
Share-based compensation	3,542	250
Amortization of unfavorable lease terms	—	(36)
Write-off of unfavorable lease	—	(383)
Gain/Loss on sale and disposal of assets	—	25
In-kind interest that compounds into debt	4,130	1,855
Deferred income taxes	(3,471)	(47)
Fair value adjustment of earn-out shares liability	36,525	—
Fair value adjustment of warrant liability	72,027	—
Debt prepayment expense	2,014	—
Changes in operating assets and liabilities:
Accounts receivables	(21,089)	9,193
Prepaid expense and other current assets	(1,562)	636
Income taxes receivable	333	(3,393)
Inventory	(229)	(1,821)
Other assets	730	(167)
Accounts payable	(2,369)	2,191
Accrued payroll and other expenses	9,047	(6,768)
Other long-term liabilities	(87)	382
Income taxes payable	382	(2,963)
Net cash used in operating activities	(31,938)	(11,633)
Cash flows used in investing activities:
Cash paid for business acquisition, net of cash acquired	(4,920)	—
Repayment of notes receivables from shareholders	781	—
Capital expenditures for intangible assets	(273)	(105)
Capital expenditures for property and equipment	(4,707)	(1,320)
Net cash used in investing activities	(9,119)	(1,425)
Cash flows from financing activities:
Proceeds from revolving facility	5,000	6,500
Repayment of revolving facility	(5,000)	(15,000)
Proceeds from term loan	—	30,000
Payment of debt issuance costs	—	(77)
Repayment of term loan	(225,487)	(886)
Proceeds from Business Combination, net of transaction costs (See Note 3)	358,536	—
Net cash from financing activities	133,049	20,537
Net increase in cash and cash equivalents	91,992	7,479
Effect of foreign currency translation on cash	(11)	(164)
Cash and cash equivalents, beginning of period	9,486	7,307
Cash and cash equivalents, end of period	$101,467	$14,622

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$10,249	$7,261
Cash paid for income taxes	96	97
Capital expenditures included in accounts payable	1,440	1,242
Change in deferred tax liability due to reverse recapitalization	90	—

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)
Note 1 – Description of Business

The Beauty Health Company (formerly known as Vesper Healthcare Acquisition Corp.) (the “Company”) was incorporated in Delaware on July 8, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On May 4, 2021 (the “Closing Date”), LCP Edge Intermediate, Inc. (“HydraFacial”) consummated a merger with the Company pursuant to the Agreement and Plan of Merger, dated December 8, 2020 (the “Merger Agreement”), which provided for, among other things, the merger with and into the Company. Upon closing, the surviving entity was renamed The Beauty Health Company (“BeautyHealth”) and began to trade on the Nasdaq Capital Market under the ticker symbol “SKIN.” The transactions set forth in the Merger Agreement constitute a “Business Combination” as contemplated by Vesper’s Amended & Restated Certificate of Incorporation.

BeautyHealth is a category-creating beauty health company focused on bringing innovative products to market. The Company and its subsidiaries design, develop, manufacture, market, and sell aesthetic technologies and products. The Company’s flagship brand, HydraFacial, is a non-invasive and approachable beauty health platform and ecosystem. HydraFacial offers hydradermabrasion systems that enhance the skin to cleanse, exfoliate, extract, and hydrate simultaneously; HydraFacial® Daily Essentials, which provides detoxification, rejuvenation, and protection of skin; crystal microdermabrasion systems; and light emitting diode systems. The premiere system is the HydraFacial MD® liquid based skin exfoliation system.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, the Company is treated as the “acquired” company for financial reporting purposes and HydraFacial is treated as the accounting acquirer. This determination was primarily based on the following:

•the stockholders of Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”) as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) considered in the aggregate have the largest minority interest of the voting power in the combined entity after taking into account actual redemptions;
•the operations of HydraFacial prior to the acquisition comprise the only ongoing operations of the post-combination company;
•senior management of HydraFacial comprises the senior management of the post-combination company;
•the relative size and valuation of HydraFacial compared to the Company; and
•pursuant to that certain Investor Rights Agreement, dated as of May 4, 2021, by and between the Company and HydraFacial, HydraFacial was given the right to designate certain initial members of the board of directors of the Company immediately after giving effect to the transactions.

Consideration was also given to the fact that the Company paid a purchase price consisting of a combination of cash and equity consideration and its shareholders may have a significant amount of voting power, should the Company’s public stockholders be considered in the aggregate. However, based on the aforementioned factors of management, board representation, largest minority shareholder as noted above, and the continuation of the HydraFacial business as well as its size, it was determined that accounting for the Business Combination as a reverse recapitalization was appropriate.

Accordingly, for accounting purposes, the financial statements of the Company represent a continuation of the financial statements of HydraFacial with the acquisition being treated as the equivalent of HydraFacial issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company are stated at historical cost, with no goodwill or other intangible assets recorded.

In connection with the Business Combination each share of HydraFacial common stock outstanding immediately prior to the Business Combination converted into the right to receive 653.109 shares (the “Exchange Ratio”) of Class A Common Stock, par value $0.0001 (the “Class A Common Stock”), of the Company. The recapitalization of the number of shares of Common Stock attributable to HydraFacial is reflected retroactively to the earliest period presented based upon the Exchange Ratio and is utilized for calculating earnings per share in all prior periods presented.

The interim Condensed Consolidated Financial Statements are presented in accordance with GAAP and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the audited consolidated financial statements of BeautyHealth and HydraFacial as of and for the year ended December 31, 2020 presented in the Company’s Registration Statement on Form S-1 filed on July 19, 2021.

Except as described elsewhere in this Note 2, there have been no material changes to the Company’s significant accounting policies as described in HydraFacial’s Consolidated Financial Statements as of and for the year ended December 31, 2020.

In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2021.

Use of estimates and assumptions in preparing consolidated financial statements

In preparing its consolidated financial statements in conformity with GAAP, the Company makes assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, allowance for doubtful accounts, the realizability of inventory, fair value measurements including common stock, warrant liabilities and earn-out shares liability valuations, useful lives of property and equipment, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. The Company’s estimates are based on historical experience and on its future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from its current estimates and those differences may be material.

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

The Company will lose its emerging growth company status on December 31, 2021, at which point, it will qualify as a large accelerated filer based on its market capitalization as of June 30, 2021, according to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. As a result, the Company will adopt all accounting pronouncements currently deferred under the emerging growth company election according to public company standards at December 31, 2021 on the Company’s Form 10-K for the year ended December 31, 2021. The adoption dates for the new accounting pronouncements disclosed below have been presented as such.

Warrant Liabilities

During October 2020, in connection with the Vesper Healthcare Acquisition Corp IPO, the Company issued 15,333,333 warrants (the “Public Warrants”) to purchase shares of Common Stock at $11.50 per share. Simultaneously, with the consummation of the Vesper Healthcare Acquisition Corp IPO, the Company issued 9,333,333 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase shares of Common Stock at $11.50 per share, to BLS Investor Group LLC (the “Sponsor”). All of the Public and Private Placement Warrants were outstanding as of June 30, 2021.

We classify the Public and Private Placement Warrants as liabilities on our consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. In certain events outside of our control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Condensed Consolidated Statements of Comprehensive Loss.

Earn-out Shares Liability

In addition to the consideration paid at the closing of the Business Combination, the former stockholders of HydraFacial received contingent consideration in the form of an aggregate of 7.5 million shares of Class A Common Stock (the “Earn-out Shares”) as a result of the Company’s completion in June and July 2021 of the acquisition of certain target businesses identified by HydraFacial as contemplated by the Merger Agreement. With the closing of the four distributor acquisitions in Australia, France, Germany and Mexico, the 7.5 million Earn-out Shares were earned and subsequently issued on July 15, 2021.

We account for the earn-out shares liability as contingent consideration and have recorded an earn-out shares liability for the earn-out shares in accordance with ASC 480 – Distinguishing Liabilities from Equity. The liability was included as part of the consideration transferred in the Business Combination and was recorded at its then current fair value. The earn-out shares liability is recorded at fair value and remeasured at the end of each reporting period, with the corresponding gain or loss recorded in the Condensed Consolidated Statements of Comprehensive Loss as a component of Other (income) expense, net.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the Condensed Consolidated Balance Sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:
•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recently Adopted Accounting Pronouncements

Income Taxes. In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on its Condensed Consolidated Financial Statements.

Accounting Pronouncements Not Yet Adopted

Leases—In February 2016, FASB issued ASU 2016–02, Leases (Topic 842). ASU 2016–02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The Company is evaluating the impact of the amended lease guidance on its consolidated financial statements, and will adopt this guidance on December 31, 2021.

Note 3 – Business Combinations

Business Combination - Reverse Recapitalization

The closing of the Business Combination occurred on May 4, 2021. In connection with the Business Combination:

Certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 35,000,000 shares (the “PIPE Shares”) of the Company’s Class A Common Stock at a purchase price per share of $10.00 and an aggregate purchase price of $350,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing.

Prior to the Business Combination, the Company issued an aggregate of 11,500,000 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. All outstanding Founder Shares were automatically converted into shares of Class A Common Stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such shares of Founder Shares.

In connection with the Closing, holders of 2,672,690 shares of Class A Common Stock exercised their rights to redeem those shares for cash at an approximate price of $10.00 per share, for an aggregate of approximately $26,737,737, which was paid to such holders at Closing.

Immediately after giving effect to the Merger and the PIPE Investment, there were 125,329,053 shares of The Beauty Health Company Class A Common Stock outstanding.

The aggregate gross cash consideration received by the Company in connection with the Business Combination was $783 million, which consisted of proceeds of $350 million from the PIPE Investment, plus approximately $433 million of cash from the Company’s trust account that held the proceeds from the Company’s initial public offering (the “Trust Account”). The aggregate cash consideration received was reduced by $368 million of cash payments made to the former shareholders of HydraFacial, and reduced by $57 million for the payment of direct transaction costs incurred by HydraFacial and the Company which were reflected as a reduction of proceeds. The Company used the net proceeds to repay all of its outstanding indebtedness at the Closing. The remainder of the consideration paid to the HydraFacial Stockholders consisted of 35,501,743 newly issued shares of Class A Common Stock (the “Stock Consideration”). The net cash received from the Business Combination is subject to a net capital working adjustment.

The following table reconciles the elements of the Business Combination to the Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2021:

(in thousands)	Recapitalization
Cash in, trust net of redemptions	$433,382
Cash - PIPE	350,000
Less: Cash paid out to Former Parent	(367,870)
Less: transaction costs and advisory fees	(56,976)
Net Cash Received from Business Combination	$358,536

The number of shares of common stock issued immediately following the consummation of the Business Combination:

Number of Shares
Class A common stock outstanding prior to Business Combination	46,000,000
Less: Redemption of Vesper Class A common stock	(2,672,690)
Class A common stock of Vesper	43,327,310
Vesper Founder shares	11,500,000
PIPE Shares	35,000,000
Business Combination and PIPE shares	89,827,310
Legacy HydraFacial shares (1)	35,501,743
Total Shares of Class A Common Stock Immediately after Business Combination	125,329,053
_______________
(1) The number of Legacy HydraFacial shares was determined from the 54,358 shares of HydraFacial common stock outstanding immediately prior to the closing of the Business Combination multiplied by the Exchange Ratio of 653.109.

Acquisition of High Tech Laser

On June 4, 2021 the Company purchased substantially all assets of High Tech Laser, Australia Pty Ltd (“HTL”), a distributor in Australia. The fair value of the consideration transferred to the selling members was $4.9 million in cash consideration and $1.6 million of equity consideration consisting of 110,726 shares of the Company’s Class A Common Stock. The Company incurred certain costs related to this transaction that were not material.
The Company applied the acquisition method of accounting and established a new basis of accounting on the date of the acquisition. The assets acquired by the Company are accordingly measured at their estimated fair values.

The following table summarizes the consideration paid and estimated preliminary fair values assigned to the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)
Consideration Paid:
Cash, net of cash acquired	$4,920
Class A Common Stock issued	1,557
$6,477
Identifiable assets acquired and liabilities assumed
Accounts receivable	$1,110
Non-compete agreement	100
Customer relationships	2,696
Inventory and other assets	354
Accounts payable	(1,072)
Deferred tax liabilities, net	(675)
Accrued and other liabilities	(802)
Total identifiable net assets	1,711
Goodwill	$4,766

The primary purpose of the acquisition was to expand the Company’s operations in the Australia market. The goodwill arising from the acquisition consists largely of the business reputation of the acquired company in the marketplace and its assembled workforce. The goodwill is not deductible for income tax purposes.
Intangible assets consist of customer relationships with a weighted average amortization period of 5 years. The valuation of the acquired intangible asset was estimated by performing projections of discounted cash flows, whereby revenues and costs associated with each intangible asset are forecasted to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The unaudited pro forma financial information assuming these fiscal 2021 acquisitions had occurred as of the beginning of the fiscal year prior to the fiscal year of acquisition, as well as the revenue and earnings generated during the current fiscal year, were not material for disclosure purposes. The Company is currently in the process of finalizing the preliminary fair value allocation, and expects this to be completed prior to December 31, 2021.

Note 4 – Revenue Recognition

The Company has determined that each of its products is distinct and represents a separate performance obligation. The customer can benefit from each product on its own or together with other resources that are readily available to the customer. The products are separately identifiable from other promises in the contract. Control over the Company’s products generally transfers to the customer upon shipment of the products from the Company’s warehouse facility. Therefore, revenue associated with product purchases is recognized at a point in time upon shipment to the intended customer.

Disaggregated Revenue
The Company generates revenue through manufacturing and selling HydraFacial and Perk Delivery Systems (the “Delivery Systems”). In conjunction with the sale of Delivery Systems, the Company also sells its serum solutions and consumables (the “Consumables”). The Consumables are sold by the Company and are available for purchase separately from the purchase of the Delivery System.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net Sales
Delivery Systems	$34,944	$5,975	$60,616	$20,056
Consumables	31,564	8,141	53,434	26,596
Total net sales	$66,508	$14,116	$114,050	$46,652

See Note 16 for revenue disaggregated by geographical region.

Note 5 – Inventories
Inventories consist of the following as of the periods indicated:

(in thousands)	June 30, 2021	December 31, 2020
Raw materials	$8,816	$9,335
Finished goods	14,946	13,867
Total inventories	$23,762	$23,202

Note 6 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	June 30, 2021	December 31, 2020
Furniture and fixtures	2-7	$3,500	$3,265
Computers and equipment	3-5	3,946	3,502
Autos and trucks	5	1,129	413
Tooling	5	1,150	1,150
Leasehold improvements	Shorter of remaining lease term or estimated useful life	4,521	4,097
Total Property and equipment		14,246	12,427
Less: accumulated depreciation and amortization		(5,818)	(4,407)
Construction in progress		1,685	1,171
Property and equipment, net		$10,113	$9,191

Depreciation expense was $0.7 million and $0.6 million for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $1.4 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively. Of the total depreciation for the three months ended June 30, 2021 and 2020, $0.3 million and $0.3 million were recorded in Cost of sales and $0.4 million and $0.3 million were recorded in General and administrative expenses, respectively. For the six months ended June 30, 2021 and 2020 the total depreciation recorded in Cost of sales was $0.6 million and $0.6 million and the depreciation recorded in General and administrative were $0.8 million and $0.7 million, respectively.

Note 7 – Goodwill and Intangible Assets, net
The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of June 30, 2021 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$9,480	$(3,104)	$6,376	15
Non-compete agreement	100	(3)	97	3
Customer relationships	8,647	(2,687)	5,960	5-10
Developed technology	70,900	(40,620)	30,280	8
Patents	1,677	(189)	1,488	3-19
Capitalized software	9,978	(2,295)	7,683	3-5
Total intangible assets	$100,782	$(48,898)	$51,884
The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2020 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$9,480	$(2,765)	$6,715	15
Customer relationships	6,003	(2,263)	3,740	5-10
Developed technology	70,900	(36,189)	34,711	8
Patents	1,423	(158)	1,265	4-19
Capitalized software	6,172	(1,668)	4,504	3-5
Total intangible assets	$93,978	$(43,043)	$50,935

Amortization expense for the three months ended June 30, 2021 and 2020, was $3.0 million and $3.2 million, respectively. Amortization expense for the six months ended June 30, 2021 and 2020, was $5.9 million and $6.4 million, respectively. Of the total amortization expense for three months ended June 30, 2021 and 2020, $2.3 million and $2.7 million, respectively, were recorded in Cost of sales and $0.7 million and $0.5 million, respectively, were recorded in General and administrative expenses in the Consolidated Statements of Comprehensive Loss. For the six months ended June 30, 2021 and 2020, $4.5 million and $5.4 million, respectively, were recorded in Cost of sales and $1.4 million and $1.0 million, respectively, were recorded in General and administrative expenses in the Consolidated Statements of Comprehensive Loss.
The changes in the carrying value of goodwill are as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Beginning balance	$98,531	$98,520
Acquisition of HTL	4,766	—
Foreign currency translation impact	(197)	(27)
Ending balance	$103,100	$98,493

Note 8 – Long-term Debt

In connection with the Closing of the Business Combination, all of HydraFacial’s existing debt under its credit facilities were repaid and its credit facilities were extinguished. As of June 30, 2021, there is no long-term debt outstanding. The related write-off of the deferred financing costs and prepayment penalties totaled $4.3 million and are included in the Other expense (income), net on the Condensed Consolidated Statements of Comprehensive Loss. Deferred financing costs expense for the three and six months ended June 30, 2021 amounted to $0.1 million and $0.5 million, respectively. Deferred financing costs expense for the three and six months ended June 30, 2020 amounted to $0.4 million and $0.7 million, respectively, and is included in Interest expense, net on the Condensed Consolidated Statements of Comprehensive Loss.

Note 9 – Income Taxes

The income tax benefit for the three months and six months ended June 30, 2021 is $1.9 million and $2.2 million, respectively, and the income tax benefit for the three and six months ended June 30, 2020 is $3.1 million and $5.7 million, respectively. The effective tax rate for the three and six months ended June 30, 2021 is 1.32% and 1.50%, respectively, which is lower than the federal statutory rate of 21.0% primarily due to the increase in valuation allowance and non-deductible expenses related to stock-based compensation, transaction costs and meals and entertainment.

The effective tax rate for the three and six months ended June 30, 2020 is 22.7% and 22.5%, respectively, which is greater than the federal statutory rate of 21.0% primarily due to state taxes based on apportioned income, research and development credits, and the net operating loss carryback applied to the 2017 tax year which benefited the tax rate. The increased benefit was partially offset by decreases in the rate for foreign taxes based on local country statutory rates, increase in valuation allowance and non-deductible expenses related to stock-based compensation and meals and entertainment.

The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets.

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.1 million for the six months ended June 30, 2021. The Company did not have any gross unrecognized tax benefits for the three months ended June 30, 2020.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, the creation of certain refundable employee retention credits, and technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property (“QIP”).
The Company believes it will be able to obtain federal tax refunds by carrying back its net operating loss for the year ended December 31, 2020. The net operating loss will be increased due to the changes in QIP and favorable interest expense limitation changes. The anticipated impact to the ETR is an income tax benefit of approximately $0.2 million for the year ended

December 31, 2020. The Company estimates the net operating loss carryback will result in a federal refund of approximately $4.5 million. Additionally, the favorable interest expense limitations will reduce its 2019 federal tax payable by approximately $1.2 million.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company does not expect a material impact of Consolidated Appropriations Act on its Condensed Consolidated Financial Statements and related disclosures.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan”). The American Rescue Plan includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on its Condensed Consolidated Financial Statements and related disclosures.

In June 29, 2020, the State of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5.0 million). These suspensions were considered in preparation of the year ended December 31, 2020 and three months ended June 30, 2021 of its Condensed Consolidated Financial Statements.

Note 10 – Equity-Based Compensation
Equity Incentive Award Plans
In December 2016, HydraFacial established its 2016 Plan, the purpose of which was to provide incentives to selected officers and employees, to secure and retain their services, and to strengthen their commitment to HydraFacial. The Plan provided for grants of time vesting (“Time Vesting Options”) and performance-based equity awards (“Performance Vesting Options”) to Company employees (together the “Options”). The vesting of these Options varies based on whether they are Time Vesting Options or Performance Vesting Options as described in the grant agreements.

During May 2020, HydraFacial canceled 1,295 of the time vested stock options and 4,440 of the performance based stock options outstanding under the 2016 Plan and replaced these awards with 1,295 of new time vested incentive units and 4,440 of performance based incentive units for certain members of management. All of the Time Vesting Units and Performance Vesting Units immediately vested upon the consummation of the Business Combination. As a result of the accelerated vesting on options and performance units from the consummation of the Business Combination, the Company recognized $1.4 million in stock compensation expense.
At the Company’s special meeting of stockholders held on April 29, 2021, the stockholders approved The Beauty Health Company 2021 Incentive Award Plan (the “2021 Plan”) and The Beauty Health Company 2021 Employee Stock Purchase Plan (the “ESPP”), which become effective upon the consummation of the Business Combination. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to awards granted under the 2021 Plan will be the sum of (i) 14,839,640 and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares equal to 4% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Company’s Board of Directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure, as described below. The maximum number of shares that may be granted with respect to incentive stock options (“ISOs”) under the 2021 Plan is equal to 7,500,000. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to rights granted under the ESPP will be 2,000,000. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (1) one percent (1%) of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (2) such smaller number of shares as determined by the Company’s Board of Directors.
Stock Options
Following the closing of the Business Combination the Company granted stock options to certain employees. During the three month and six month period ended June 30, 2021, the Company granted 7,793,600 options with a weighted-average exercise price of $13.41. There were no exercises or forfeitures of stock options during the three and six month period ended June 30, 2021.

Performance-based restricted stock units (“PSUs”)
PSUs are granted to certain executives, with respect to shares reserved under the 2021 Plan. The PSUs are subject to both a service condition and market condition. Following the end of the four-year service period for the PSUs, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's Class A Common Stock, ranging from

0% to 100% of the number of PSUs granted, to be determined based upon the performance of the Company's Class A Common Stock over a three-year period. During the three and six month period ended June 30, 2021, the Company granted 210,000 PSUs with a weighted-average grant date fair value of $6.10 per unit. There were no exercises and forfeitures during the three and six month period ended June 30, 2021. As of June 30, 2021, all 210,000 units were outstanding.

The fair value of PSU awards is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation with the following assumptions:

Input
Risk-free interest rate	0.56%
Expected volatility of the Company’s Class A Common Stock	55.0%

Stock-based Compensation Expense
Compensation expense attributable to net stock-based compensation was $3.5 million for both the three and six months ended June 30, 2021, respectively.

Note 11 – Commitments and Contingencies

From time to time the Company is involved in claims, legal actions and governmental proceedings that arise from its business operations. As of June 30, 2021 and December 31, 2020, the Company was not party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

As a result of the consummation of the Business Combination, the former stockholders of HydraFacial were, as of June 30, 2021, entitled to receive earn-out consideration consisting of 7.5 million shares of Class A Common Stock from the Company (the “Earn-out Shares”) as a result of the Company’s completion in June and July 2021 of the acquisition of certain target businesses identified by HydraFacial as contemplated by the Merger Agreement. Subsequent to June 30, 2021, the 7.5 million Earn-out Shares were issued on July 15, 2021. See Note 15 - Fair Value Measurements.

Note 12 – Concentrations

As of June 30, 2021, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

As of December 31, 2020, the Company had one customer that accounted for 10% or more of the Accounts receivable balance. This customer accounted for 10.5%, or $1.9 million, of the Accounts receivable balance.

No single customer accounted for 10% or more of consolidated Net sales during the three and six months ended June 30, 2021 and December 31, 2020.

Note 13 – Related-Party Transactions

Registration Rights Agreement
In connection with the consummation of the Business Combination, on May 4, 2021, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with BLS Investor Group LLC (the “Sponsor”) and the HydraFacial Stockholders.

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding share of Class A Common Stock or any other equity security (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by the Sponsor or the HydraFacial Stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the 11,500,000 Founder Shares that were owned by the Sponsor and converted to shares of Class A Common Stock prior in connection with the Business Combination and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as Earn-out Shares to the HydraFacial Stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

The Registration Rights Agreement provides that the Company will, within 60 days after the consummation of the Business Combination, file with the SEC a shelf registration statement registering the resale of the shares of Common Stock held by the Restricted Stockholders and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. The Company filed such registration statement on July 19, 2021 and it was declared effective by the Securities and Exchange Commission on July 26, 2021. The HydraFacial Stockholders are entitled to make up to an aggregate of two demands for registration, excluding short form demands, that the Company register shares of Common Stock held by these parties. In addition, the Restricted Stockholders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement. The Company and the Restricted Stockholders agree in the Registration Rights Agreement to provide customary indemnification in connection with any offerings of Common Stock effected pursuant to the terms of the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, the Sponsor agreed to restrictions on the transfer of their securities issued in the Company’s IPO, which (i) in the case of the Founder Shares is one year after the completion of the Business Combination unless (A) the closing price of the Common Stock equals or exceeds $12.00 per share for 20 days out of any 30-trading-day period commencing at least 150 days following the Closing or (B) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Common Stock underlying the Private Placement Warrants is 30 days after the completion of the Business Combination. The Sponsor and its permitted transferees will also be required, subject to the terms and conditions in the Registration Rights Agreement, not to transfer their Private Placement Warrants (as defined in the Registration Rights Agreement) or shares of Common Stock issuable upon the exercise thereof for 30 days following the Closing.

Lock-Up Agreement
In connection with the consummation of the Business Combination, on May 4, 2021, the Company, the Sponsor and the HydraFacial Stockholders entered into a Lock-Up Agreement, pursuant to which the HydraFacial Stockholders agreed, subject to certain exceptions, not to sell, transfer to another or otherwise dispose of, in whole or in part, the Common Stock held by the HydraFacial Stockholders during the period commencing from the closing of the Business Combination and through the earlier of (i) the 180-day anniversary of the date of the closing of the Business Combination and (ii) the date after the closing of the Business Combination on which the Company consummates certain transactions involving a change of control of the Company

Investor Rights Agreement
In connection with the consummation of the Business Combination, on May 4, 2021, the Company and LCP Edge Holdco, LLC (“LCP”) entered into that certain Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, LCP will have the right to designate a number of directors for appointment or election to the Company’s board of directors as follows: (i) one director for so long as LCP holds at least 10% of the outstanding Class A Common Stock, (ii) two directors for so long as LCP holds at least 15% of the outstanding Class A Common Stock, and (iii) three directors for so long as LCP holds at least 40% of the outstanding Class A Common Stock. Pursuant to the Investor Rights Agreement, for so long as LCP holds at least 10% of the outstanding Class A Common Stock, LCP will be entitled to have at least one of its designees represented on the compensation committee and nominating committee and corporate governance committee of the Company’s board of directors.

Amended and Restated Management Services Agreement
HydraFacial entered into a Management Services Agreement, dated December 1, 2016 with Linden Capital Partners III LP (“Linden Capital Partners III”) and DW Management Services, L.L.C. (“DW Management Services”) pursuant to which the parties receive quarterly monitoring fees of the greater of (a) $125,000 and (b) 1.25% of Last Twelve Months EBITDA multiplied by the quotient of (x) the aggregate capital invested by the DWHP Investors into LCP and/or its subsidiaries as of such date, divided by (y) the sum of (i) the aggregate capital invested by the DWHP Investors into LCP and/or its subsidiaries, plus (ii) the aggregate capital invested by the Linden Capital Partners III into LCP and/or its subsidiaries as of the date of payment. In addition, the management services agreement provides for other fees in relation to services that may be provided in connection with equity and/or debt financing, acquisition of any other business, company, product line or enterprise, or divestiture of any division, business, and product or material assets. The fees vary between 1% and 2% of the related transaction amount. Linden Capital Partners III also received a transaction fee upon the consummation of the Business Combination. In connection with the consummation of the Business Combination, HydraFacial and Linden Capital Partners III

amended the Management Services Agreement such that Linden Capital Partners III will continue to provide advisory services to HydraFacial related to mergers and acquisitions. As consideration for such services, HydraFacial will pay a fee, equal to 1% of enterprise value of the target acquired, to Linden Capital Partners III upon the consummation of any such transaction. The Company has also agreed to reimburse Linden Capital Partners III for certain expenses in connection with such advisory services.

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, its subsidiary, Edge Systems LLC, and the Linden Manager (as defined below) entered into an Amended and Restated Management Services Agreement pursuant to which the Linden Manager may continue to provide advisory services at the request of the Company related to mergers and acquisitions. As consideration for such services, the Company will pay a fee, equal to 1% of enterprise value of the target acquired, to the Linden Manager upon the consummation of any such transaction. The Company has also agreed to reimburse Linden Manager for certain expenses in connection with such advisory services.

HydraFacial recorded approximately $0.2 million and $1.0 million of charges related to management services fees for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in General and administrative expenses on the Consolidated Statements of Comprehensive Loss. There were immaterial amounts due to these related parties at June 30, 2021 and December 31, 2020. In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in General and administrative expenses on the Condensed Consolidated Statements of Comprehensive Loss.

Former Related Party Note Receivable
HydraFacial issued shares to a key member of management in exchange for a note receivable with a $0.6 million face value. Interest on the note accrues at a rate of 8% and matures in December 2022. Interest receivable is presented as a component of other assets on the Condensed Consolidated Balance Sheets. As there was no intent for the issuer to pay the note within a reasonably short period of time, HydraFacial has presented the note as a deduction of stockholders’ deficit. During the three months ended June 30, 2021, in connection with the consummation of the Business Combination, the outstanding note receivable amount was settled.

Former Long-term Debt Due to Related Parties
On April 10, 2020, the Company’s existing Credit Agreement with a bank that is also a related party was amended to include a “PIK” interest component of 2% that accrues on the outstanding balances of the Term Loan and Revolver. Additionally, the Company is required to pay an early prepayment fee of 2.00% of the amount prepaid or repaid on the Term Loan prior to April 10, 2021, and 1.00% if prepaid between April 11, 2021 and April 10, 2022. During the three months ended June 30, 2021, in connection with the consummation of the Business Combination, all outstanding debt was paid. As of June 30, 2021, there was no amount due to related parties in connection with the Term Loan and Revolver.
On April 10, 2020, HydraFacial also entered into a second credit facility with a related party to provide for borrowings of $30.0 million under the Term A Loan. During the three months ended June 30, 2021, in connection with the consummation of the Business Combination, all outstanding debt was paid. As of June 30, 2021, there was no amount due to a related parties in connection with the Term A Loan and related PIK Interest.
Related Party Lease
HydraFacial leases its office in Signal Hill, California, from an entity owned by former minority stockholders of HydraFacial who are no longer active employees. Lease expense under this lease was $103 thousand and $315 thousand for the six months ended June 30, 2021 and 2020, respectively.

Sales to Related Parties
HydraFacial sells to a customer that is owned directly or indirectly by a key member of management. Sales for this related party and the outstanding accounts receivable balance are as follows for the periods indicated:

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales to related party	$147	$7	$247	$103

(in thousands)	June 30, 2021	December 31, 2020
Accounts receivable due from related party	$374	$250

Note 14 - Stockholders’ Deficit

Common Stock
The Company is authorized to issue 320,000,000 shares of Class A Common Stock with par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 125,439,779 and 35,501,743, respectively, of Class A Common Stock issued and outstanding. The Class A Common Stock is entitled to one vote per share and all shares are outstanding. The Company has not declared or paid any dividends with respect to its Common Stock.
In connection with the Business Combination May 4, 2021, the Company issued 35,000,000 shares of Class A Common Stock to certain qualified institutional buyers and accredited investors that agreed to purchase such shares in connection with the Business Combination for aggregate consideration of $350 million. The Company also issued 35,501,743 shares of Class A Common Stock as partial compensation to the HydraFacial Stockholders for the Business Combination.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Note 15 - Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

As HydraFacial was the accounting acquirer the Company did not have Warrant liabilities at December 31, 2020. The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Fair Value Measurements on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Total
Warrant Liability - Public Warrants	$59,733	$—	$—	$59,733
Warrant Liability - Private Placement Warrants	—	98,133	—	98,133
Earn-out shares liability	126,000	—	—	126,000

Warrant Liabilities
The Public Warrants and Private Placement Warrants (the “Warrants”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Company’s Condensed Consolidated Balance Sheets. The Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of warrants in the Condensed Consolidated Statements of Comprehensive Loss.

The Public Warrant Liability associated with the Public Warrants as of June 30, 2021 is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market. The Private Placement Warrant Liability associated with the Private Warrants as of June 30, 2021 is classified as a Level 2 fair value measurement. Because the transfer of the Private Warrants to anyone outside of the Sponsor of Vesper Healthcare Acquisition Corp. would result in the Private Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Warrants are classified as Level 2 financial instruments..

Earn-out Shares Liability
The earn-out shares liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of earn-out share liability in the Condensed Consolidated Statements of Comprehensive Loss. The fair value of the earn-out shares liability was measured using quoted market prices of the Company’s Class A Common Stock and was based on the probability of the completion of certain acquisition targets. The maximum earn-out amount as of June 30, 2021 was considered to be reasonably certain. The liability was settled with 7.5 million shares of Class A Common Stock issued on July 15, 2021.

Note 16 - Segment Reporting
The Company manages its business on the basis of one operating segment and one reportable segment. As a result, the chief operating decision maker, who is the Chief Executive Officer, decides how to allocate resources and assess performance, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocates resources and evaluates financial performance.
Net sales by geographic region were as follows for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Americas	$42,660	$9,469	$73,940	$33,382
Asia Pacific	12,440	2,583	21,231	4,318
EMEA	11,408	2,064	18,879	8,952
Total net sales	$66,508	$14,116	$114,050	$46,652
As of June 30, 2021 and December 31, 2020, substantially all of HydraFacial’s property, plant and equipment was held in the United States.

Note 17 – Net Loss Attributable to Common Shareholders
Net loss attributable to common stockholders is computed by deducting both the dividend distributions declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net income (“Basic EPS”). Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the total of the weighted-average common stock outstanding shares outstanding during the period.
Diluted EPS for the three and six months ended June 30, 2021 and 2020, respectively exclude the dilutive effect of stock option shares because their inclusion would be anti-dilutive for both periods.

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
(in thousands, except share and per share amounts)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic and Diluted loss per share:
Net loss	$(139,378)	$(10,397)	$(142,652)	$(19,466)
Shares used in computation:
Weighted-average common shares outstanding	91,798,837	34,482,179	63,805,807	33,309,191
Basic and diluted loss per share:	$(1.52)	$(0.30)	$(2.24)	$(0.58)

The following potentially dilutive weighted average shares were not included in the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock Options	4,796,062	—	2,411,280	—
PSUs	129,231	—	64,972	—
Public and Private Warrants	15,450,549	—	7,767,956	—

Note 18 – Subsequent Events
Acquisitions
HydraFacial entered into definitive agreements to acquire three distributors across Mexico, France and Germany to sell and distribute the HydraFacial line of products within their respective regions. The three acquisitions closed on July 1, 2021. Cash consideration paid in the aggregate, prior to any working capital adjustments, to acquire the three distributors was $23.4 million plus equity consideration consisting of 479,373 shares of the Company’s Class A Common Stock. The equity consideration for the acquisitions will be issued by August 1, 2021.

Earn-out Shares
In addition to the consideration paid at the closing of the Business Combination, the former stockholders of HydraFacial received contingent consideration from the Company if certain acquisition targets identified by HydraFacial within one year after the closing of the Business Combination were to be completed. As a result of the Company’s completion of the HTL acquisition during the second quarter ended June 30, 2021 and the completion of the three acquisitions in July 2021, the Company issued 7,500,000 in Class A Common Stock to the former stockholders on July 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
This Quarterly Report contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.
These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside The Beauty Health Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors of this filing.
Important factors, among others, that may affect actual results or outcomes include the inability to recognize the anticipated benefits of the Business Combination; costs related to the Business Combination; the inability to maintain the listing of The Beauty Health Company’s shares on Nasdaq; The Beauty Health Company’s ability to manage growth; The Beauty Health Company’s ability to execute its business plan; potential litigation involving The Beauty Health Company; changes in applicable laws or regulations; the possibility that The Beauty Health Company may be adversely affected by other economic, business, and/or competitive factors; and the impact of the continuing COVID-19 pandemic on the Company’s business. The Beauty Health Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.
Unless the context otherwise requires, references to “HydraFacial”, “we”, “us”, and “our” in this section are intended to mean the business and operations of The Beauty Health Company and its consolidated subsidiaries.

Overview
Founded in 1997, HydraFacial is a category-creating beauty health company. Its offerings in skin care and scalp health occupy a position at the intersection of medical aesthetics and traditional skin and personal care products. HydraFacial treatments are convenient, affordable, personalized and have demonstrated effectiveness. HydraFacial distributes its products in 87 countries through multiple channels including day spas, hotels, dermatologists, plastic surgeons and beauty retail.
HydraFacial’s business model has two predominant revenue streams: Delivery Systems (as defined below) and Consumables (as defined below). Delivery Systems are purchased up-front. Consumable single- and multi-use serums, tips and boosters or “Consumables” to provide treatments using our Delivery Systems are purchased on a recurring basis. The expansion of the number of Delivery Systems installed, or “install base,” increases the foundation for future revenue by creating a larger base to drive consumable sales. We believe that as the installed base grows and Delivery Systems become more productive, recurring revenue will grow to become a larger share of the business.
HydraFacial has more than tripled Net Sales from $48 million for the year ended December 31, 2016 to $166 million for the year ended December 31, 2019, growing its footprint both in the US and internationally. Net sales decreased in 2020 as a result of COVID-19 restrictions, but have rebounded since the onset of the pandemic, as Net sales increased $52.4 million, or 371.6%, for the three months ended June 30, 2021 when compared with the Net sales for the three months ended June 30, 2020. For the six months ended June 30, 2021 compared to June 30, 2020, Net sales increased $67.4 million, or 144.3%. Financial metrics we use to track our goals include revenue growth, Adjusted gross profit and Adjusted EBITDA. For a definition of Key Performance Indicators (“KPIs”) see the section titled “—Key Operational and Business Metrics”.

Recent Developments

Impact of the COVID-19 Pandemic
The COVID-19 pandemic has had, and we expect will continue to have adverse impacts on our business. As government authorities around the world continue to implement significant measures intended to control the spread of the virus and institute restrictions on commercial operations, while at the same time implementing multi-step policies with the goal of re-opening certain markets, we are working to ensure our compliance while also maintaining business continuity for essential operations in our facilities.

The COVID-19 pandemic caused us to experience several adverse impacts primarily in the first and second quarters of fiscal year 2020, including extended sales cycles to close new orders for our products, delays in shipping and installing orders due to closed facilities and travel limitations and delays and failures in collecting accounts receivable. The rapid development and uncertainty of the impacts of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. However, the COVID-19 pandemic, and the measures taken to contain it, present material uncertainty and risk with respect to our performance and financial results. In particular, closure of providers, restrictions on performing personal services, consumer perceptions about the safety of HydraFacial’s services, disruption in the supply chain of raw materials and components, and inefficiencies in the manufacturing of products due to social distancing and hygiene protocols. Disruptions in the capital markets as a result of the COVID-19 pandemic may also adversely affect our business if these impacts continue for a prolonged period and we need additional liquidity.
During the year ended December 31, 2020, we took and may continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. Starting in April 2020, after the government mandated shutdowns, we experienced a significant decline in sales during the second quarter of 2020, and took certain corrective measures. HydraFacial furloughed a majority of its workforce and went through a restructuring process, which included the write-off of certain product lines, and costs incurred for assistance provided by third-party consultants to assist in managing the downturn. Subsequent to the downturn experienced during the second quarter of 2020, our revenues increased, and we returned to having positive Adjusted EBITDA in the latter half of 2020. This trend continued into the second quarter of 2021. We successfully managed the variable portion of our cost structure to better align with revenue, which was significantly reduced during the downturn. Additionally, nearly all of our furloughed employees have returned to work.

Business Combination and Public Company Costs

On May 4, 2021 (the “Closing Date”), HydraFacial consummated the previously announced Business Combination pursuant to that certain Merger Agreement, dated December 8, 2020 (the “Merger Agreement”) with Vesper Healthcare Acquisition Corp. (“Vesper"), pursuant to which Vesper acquired, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries. Upon closing, the combined entity was renamed The Beauty Health Company (“BeautyHealth” or the “Company”) and trades on the Nasdaq Capital Market under the ticker symbol “SKIN”.

Pursuant to the terms of the Merger Agreement, the aggregate merger consideration paid to the HydraFacial stockholders in connection with the Business Combination was approximately $975.0 million less HydraFacial’s net indebtedness as of the Closing Date, transaction expenses, and net working capital relative to a target. In connection with the transaction, all of HydraFacial’s existing debt under its credit facilities were repaid and the note receivable from its stockholder was settled.

The merger consideration included both cash consideration and consideration in the form of newly issued Class A Common Stock. The aggregate cash consideration paid to the former HydraFacial stockholders at the Closing was approximately $368.0 million, consisting of the Vesper’s cash and cash equivalents as of the closing of the Business Combination including proceeds of $350.0 million from Vesper’s Private Placement of an aggregate of 35,000,000 shares of Class A Common Stock, and approximately $433.0 million of cash available to Vesper from the trust account that held the proceeds from Vesper’s initial public offering (the "Trust Account") after giving effect to income and franchise taxes payable in respect of interest income earned in the Trust Account), and redemptions that were elected by Vesper’s public stockholders, minus approximately $224.0 million used to repay HydraFacial’s outstanding indebtedness at the Closing, minus approximately $94.0 million of transaction expenses of HydraFacial and Vesper, minus $100.0 million. The remainder of the consideration paid to the HydraFacial stockholders consisted of 35,501,743 newly issued shares of Class A Common Stock. The foregoing consideration paid to the HydraFacial stockholders may be further increased by amounts payable as earn-out shares of Class A Common Stock pursuant to the terms of the Merger Agreement.

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Vesper was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the following:
•HydraFacial’s existing shareholders were expected to have the largest minority interest of the voting power in the combined entity under the minimum and maximum redemption scenarios;
•HydraFacial’s operations prior to the acquisition comprise the only ongoing operations of the combined entity;
•HydraFacial senior management were retained and compose the majority of the senior management of the combined entity;
•HydraFacial’s relative valuation and results of operations compared to Vesper; and

•pursuant to the Investor Rights Agreement, HydraFacial was given the right to designate certain initial members of the board of directors of the post-combination company immediately after giving effect to the transactions.
Consideration was given to the fact that Vesper paid a purchase price consisting of a combination of cash and equity consideration and its shareholders would have significant voting power. However, based on the aforementioned factors of management, board representation, largest minority shareholder, and the continuation of the HydraFacial business as well as size it was determined that accounting for the Business Combination as a reverse recapitalization was appropriate. Accordingly, for accounting purposes, the financial statements of the combined entity will represent a continuation of the financial statements of HydraFacial with the acquisition being treated as the equivalent of HydraFacial issuing stock for the net assets of Vesper, accompanied by a recapitalization. The net assets of Vesper were stated at historical cost, with no goodwill or other intangible assets recorded.
Following the consummation of the Business Combination, we became an SEC-registered and NASDAQ- listed company, which requires us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

Factors Affecting Our Performance
Market Trends
HydraFacial is a pioneer in the attractive and growing beauty-health industry and there are several emerging market trends that we believe will play a key role in shaping the future of this industry. Recent growth in the skincare industry has been driven by an emphasis on skincare rather than cosmetics and HydraFacial is poised to capture a larger share of wallet from consumers. Further, HydraFacial’s market research conducted in 2019 demonstrated that consumers are increasingly willing to spend on high-end beauty health products. To the extent disposable income grows, we expect impacts of this trend to be amplified. We believe these favorable market trends will continue and strengthen going forward.
Demographics
HydraFacial benefits from a large, young and diverse customer base and the ability to serve a large percentage of the population given that HydraFacial’s patented technology addresses all skin, regardless of type, age or gender. At the intersection of the medical and consumer retail markets, the large potential customer base should provide significant upside to drive topline growth. HydraFacial over indexes with males, significantly increasing the Total Addressable Market (TAM) compared to peers and the mix of male customers is growing at two times the rate of female customers. HydraFacial customers are young; approximately 50% of HydraFacial customers are Millennials, and approximately 30% of HydraFacial’s beauty retail customers are under the age of 24. As the Millennial and Gen Z consumers age, they appear to be taking skincare more seriously and willing to invest in premium treatments, such as those offered by HydraFacial.
Marketing
Effective marketing is vital to our ability to drive growth. We plan to further our successful demand-generating activities through educational campaigns that focus on our brand, values, and quality, as well as enhancing our digitally integrated media campaigns.
Innovation
Our strategy involves innovating our current product offering while also diversifying into attractive adjacent categories where we can leverage our strengths, capabilities and community. We intend to maintain investment in research and development to stay at the forefront of cutting-edge technology.
Technology
Our investments in technology enhance the HydraFacial experience for consumers while capturing valuable and leverageable data. As we expand our capabilities, we hope to enable the world’s largest skin health database. We believe this data will allow us to drive habituation by enhancing personalization, access, trend identification and consumer education.
Geographic Expansion
HydraFacial’s recent growth has been driven in part by our international strategy. 37.4% of HydraFacial’s total revenue during the second quarter of fiscal year 2021 came from outside the United States and Canada. Our diverse distribution channels create a significant opportunity within our existing retail and wholesale channels, as well as new locations abroad. We plan to expand our global footprint, building out our team and infrastructure for further penetration across Asia, Europe and Latin America.

Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions (amounts and percentages may not foot due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2021	2020	2021	2020
Delivery Systems Net Sales	$34.9	$6.0	$60.6	$20.1
Consumables Net Sales	$31.6	$8.1	$53.4	$26.6
Total Sales	$66.5	$14.1	$114.1	$46.7
Consolidated Gross Profit	$47.3	$4.3	$79.0	$23.2
Consolidated Gross Margin	71.0%	30.3%	69.3%	49.7%
Net Loss	$(139.4)	$(10.4)	$(142.7)	$(19.5)
Adjusted EBITDA (loss)	$11.4	$(1.1)	$18.4	$(3.2)
Adjusted EBITDA margin	17.1%	(7.7)%	16.1%	(6.8)%
Adjusted gross profit	$49.8	$7.2	$84.1	$28.8
Adjusted gross margin	74.9%	51.0%	73.8%	61.7%
Adjusted net income (loss)	$7.8	$(5.7)	$7.7	$(11.0)
Adjusted Net Income (Loss), Adjusted EBITDA (Loss) and Adjusted EBITDA Margin
Adjusted Net Income (Loss), Adjusted EBITDA (Loss) and Adjusted EBITDA Margin are key performance measures that our management uses to assess our operating performance. See the section titled “Non-GAAP Financial Measures—Adjusted Net Income (Loss), Adjusted EBITDA (Loss) and Adjusted EBITDA Margin” for information regarding our use of Adjusted Net Income (Loss) and Adjusted EBITDA and reconciliations of Adjusted Net Income (Loss) and Adjusted EBITDA to net loss.

Adjusted Gross Profit and Adjusted Gross Margin
We use Adjusted Gross Profit and Adjusted Gross Margin to measure our profitability and ability to scale and leverage the costs of our Delivery Systems and Consumables sales. See the section titled “Non-GAAP Financial Measures—Adjusted Gross Profit and Adjusted Gross Margin” for information regarding our use of Adjusted Gross Profit and a reconciliation of Adjusted Gross Profit to gross profit.
Components of our Results of Operations
Net Sales
Net sales consists of the sale of products to retail and wholesale customers through e-commerce and distributor sales. HydraFacial generates revenue through manufacturing and selling HydraFacial and Perk Delivery Systems (“Delivery Systems”). In conjunction with the sale of Delivery Systems, HydraFacial also sells its serum solutions and consumables (collectively “Consumables”). Consumables are sold solely and exclusively by HydraFacial and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.
Cost of Sales
HydraFacial’s cost of sales consists of Delivery System and Consumables product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory. As we launch new products and expand our presence internationally, we expect to incur higher cost of sales as a percentage of sales because we have not yet achieved economies of scale with these items.
Operating Expenses
Selling and Marketing
Selling and marketing expense consists of personnel-related expenses, sales commissions, travel costs, training and advertising expenses incurred in connection with the sale of our products. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products, grow our global footprint, and drive consumer demand in the ecosystem. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.
Research and Development
Research and development expense primarily consists of personnel-related expenses, tooling and prototype materials, technology investments, and other expenses incurred in connection with the development of new products and internal technologies. We expect our research and development expenses to vary from period to period as a percentage of total revenue, as HydraFacial plans to continue to innovate and invest in new technologies and to enhance existing technologies to fuel future growth as a category creator.
General and Administrative
General and administrative expenses include personnel-related expenses, professional fees, credit card and wire fees and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expense also includes fees for professional services principally comprising legal, audit, tax and accounting services and insurance.
We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses, and professional services. In addition, we expect to continue to incur additional IT expenses as we scale HydraFacial and enhance our ecommerce, digital and data utilization capabilities. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.
Other Income (Expense), Net
Other income (expense) consists of the change in fair value of both the public and private placement warrants and earn-out shares liability, interest expense, deferred financing write-off costs and prepayment penalties related to the repayment of our long-term debt, and foreign currency transaction gains and losses. Foreign currency transaction gains and losses are generated by settlements of intercompany balances and invoices denominated in other currencies other than the reporting currency. We expect other income (expense) to increase in absolute dollars as HydraFacial grows internationally and obtains more financing. Other income (expense) as a percentage of revenue will fluctuate period to period along with interest rates, exchange rates and other factors not related to normal business operations.
Income Tax Provision (Benefit)
The provision for income taxes consists primarily of income taxes related to federal, state and foreign jurisdictions in which we conduct business.

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of total revenue for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three and six months ended June 30, 2021 and June 30, 2020 have been derived from the interim consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

Comparison of Three Months Ended June 30, 2021 to Three Months Ended June 30, 2020

	Three Months Ended June 30,
(in millions)	2021	% of Net Sales	2020	% of Net Sales
Net sales	$66.5	100.0%	$14.1	100.0%
Cost of sales	19.3	29.0	9.8	69.5
Gross profit	47.3	71.0	4.3	30.5
Operating expenses
Selling and marketing	26.2	39.4	6.2	44.0
Research and development	3.0	4.5	0.6	4.3
General and administrative	44.4	66.8	5.4	38.3
Total operating expenses	73.6	110.7	12.2	86.5
Loss from operations	(26.4)	(39.7)	(7.9)	(56.0)
Other expense, net	114.9	172.8	5.5	39.0
Loss before provision for income tax	(141.3)	(212.5)	(13.4)	(95.0)
Income tax benefit	(1.9)	(2.9)	(3.1)	(22.0)
Net loss	$(139.4)	(209.6)%	$(10.4)	(73.0)%
Net Sales

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Net Sales
Delivery Systems	$34.9	$6.0	$28.9	481.7%
Consumables	31.6	8.1	23.5	290.1%
Total net sales	$66.5	$14.1	$52.4	371.6%
Percentage of net sales
Delivery Systems	52.5%	42.6%
Consumables	47.5%	57.4%
Total	100.0%	100.0%
Total net sales for the three months ended June 30, 2021 increased $52.4 million, or 371.6%, compared to the three months ended June 30, 2020. Delivery System sales for the three months ended June 30, 2021 increased $28.9 million, or 481.7%, compared to the three months ended June 30, 2020. Delivery Systems units sold for the three months ended June 30, 2021 increased primarily due to both domestic and international growth as sales as markets reopened and consumer demand accelerated. Similarly, Consumables sales for the three months ended June 30, 2021 increased 23.5 million, or 290.1%, compared to the three months ended June 30, 2020. The increase in Consumables sales was primarily attributable to rebounding sales volume following the COVID-19 pandemic, as domestic and international stay-at-home orders were lifted and commercial operations were allowed to resume with social distancing restrictions during the three months ended June 30, 2021.
Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Cost of sales	$19.3	$9.8	$9.5	96.9%
Gross profit	$47.3	$4.3	$43.0	1000.0%
Gross margin	71.0%	30.3%
Cost of sales increased 96.9% driven by increased sales volume and a shift in the product mix to HydraFacial Delivery Systems. Gross margin increased from 30.3% during the three months ended June 30, 2020 to 71.0% during the three months ended June 30, 2021. The improvement in gross profit was due to fixed cost leverage from higher than expected sales, improved average selling prices for Delivery Systems, as well as cost savings initiatives.

Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Selling and marketing	$26.2	$6.2	$20.0	322.6%
As a percentage of total net sales	39.4%	44.0%
Selling and marketing expense for the three months ended June 30, 2021 increased $20.0 million, or 322.6%, compared to the three months ended June 30, 2020. The overall improvement as a percentage of total net sales was driven by normalized sales volume versus low sales volume during 2020 due to negative COVID-19 impact and related shut down in the second quarter of 2020. The dollar increase is due to higher sales commissions of $6.8 million, which included $0.8 million in sales commissions from international operations, primarily attributable to the overall increase in sales, and personnel-related expenses increased by $7.1 million, which included a $1.5 million increase from our international operations, primarily attributable to increased headcount. In addition, personnel-related training expenses increased by $2.0 million and marketing spend increased by $0.9 million as we moved forward with marketing programs after COVID-19 restrictions were lifted and markets reopened.
Research and Development

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Research and development	$3.0	$0.6	$2.4	400.0%
As a percentage of total net sales	4.5%	4.3%
Research and development expense for the three months ended June 30, 2021 increased $2.4 million, or 400.0%, compared to the three months ended June 30, 2020. The increase was due to increased expenses related to investments in new skincare treatment technologies of $1.6 million and $0.5 million increase in professional services fees
General and Administrative

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
General and administrative	$44.4	$5.4	$39.0	722.2%
As a percentage of total net sales	66.8%	38.3%
General and administrative expense for the three months ended June 30, 2021 increased $39.0 million, or 722.2%, compared to the three months ended June 30, 2020. Transaction costs increased by $29.6 million related to the consummation of the Business Combination, primarily consisting of $21.0 million paid to the former owner of HydraFacial as well as professional fees for financial advisory, legal and accounting services. The consummation of the Business Combination during the three months ended June 30, 2021 also drove an increase of $1.4 million in stock-based compensation expense related to accelerated vesting and $1.8 million in stock-based compensation expense related to options granted. Personnel-related expenses increased by $2.5 million primarily due to increased headcount and higher sales.
Other (Income) Expense, Net and Income Tax Provision

	Three Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Other expense, net	$114.9	$5.5	$109.4	1989.1%
Income tax (benefit) expense	$(1.9)	$(3.1)	$1.2	(38.7)%
Other expense, net, was $114.9 million for the three months ended June 30, 2021 compared to $5.5 million for the three months ended June 30, 2020. The increase was primarily driven by the changes in the fair values of the warrant liability and Earn-out shares liability of $36.5 million and $72.0 million, respectively. In connection with the consummation of the Business Combination, we repaid all long-term borrowings and incurred a total of $4.3 million in deferred financing cost write-offs and prepayment penalties.

Comparison of Six Months Ended June 30, 2021 to Six Months Ended June 30, 2020
(amounts and percentages may not foot due to rounding)

	Six Months Ended June 30,
(in millions)	2021	% of Net Sales	2020	% of Net Sales
Net sales	$114.1	100.0%	$46.7	100.0%
Cost of sales	35.1	30.8	23.4	50.1
Gross profit	79.0	69.3	23.2	49.9
Operating expenses
Selling and marketing	43.3	37.9	23.9	51.2
Research and development	4.4	3.9	2.0	4.3
General and administrative	55.2	48.4	12.6	27.0
Total operating expenses	103.0	90.3	38.5	82.4
Loss from operations	(24.0)	(21.0)	(15.3)	(32.5)
Other expense, net	120.9	106.0	9.9	21.2
Loss before provision for income tax	(144.9)	(127.0)	(25.1)	(53.7)
Income tax benefit	(2.2)	(1.9)	(5.7)	(12.2)
Net loss	$(142.7)	(125.1)%	$(19.5)	(41.5)%
Net Sales

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Net Sales
Delivery Systems	$60.6	$20.1	$40.5	201.5%
Consumables	53.4	26.6	26.8	100.8%
Total net sales	$114.1	$46.7	$67.4	144.3%
Percentage of net sales
Delivery Systems	53.1%	43.0%
Consumables	46.9%	57.0%
Total	100.0%	100.0%

Total net sales for the six months ended June 30, 2021 increased $67.4 million, or 144.3%, compared to the six months ended June 30, 2020. Delivery System sales for the six months ended June 30, 2021 increased $40.5 million, or 201.5%, compared to the six months ended June 30, 2020. Delivery Systems units sold for the six months ended June 30, 2021 increased primarily due to both increased consumer demand and continued strength in the Asia-Pacific region. Similarly, Consumables sales for the six months ended June 30, 2021 increased $26.8 million, or 100.8%, compared to the six months ended June 30, 2020. The increase in Consumables sales was primarily attributable to rebounding sales volume following the COVID-19 pandemic.
Cost of Sales, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Cost of sales	$35.1	$23.4	$11.6	49.5%
Gross profit	$79.0	$23.2	$55.8	240.4%
Gross margin	69.3%	49.7%
Cost of sales increased 49.5% driven by increased sales volume and a shift in the product mix to HydraFacial Delivery Systems. Gross margin increased from 49.7% during the six months ended June 30, 2021 to 69.3% during the six months ended June 30, 2021, primarily due to fixed cost leverage from higher sales volumes coupled with cost saving initiatives.

Operating Expenses

Sales and Marketing

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Selling and marketing	$43.3	$23.9	$19.4	81.2%
As a percentage of total net sales	37.9%	51.2%
Selling and marketing expense for the six months ended June 30, 2021 increased $19.4 million, or 81.2%, compared to the six months ended June 30, 2020. The overall improvement as a percentage of total net sales was driven by normalized sales volume versus low sales volume during 2020 due to negative COVID-19 impact and related shut down in the second quarter of 2020. The increase is due to higher sales commissions of $9.6 million, which included $0.9 million in sales commissions from international operations, primarily attributable to overall increases in sales, and personnel-related expenses increased by $6.5 million, which included a $1.5 million increase from our international operations, primarily attributable to increased headcount. In addition, personnel-related training and certification expenses increased by $2.1 million.
Research and Development

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Research and development	$4.4	$2.0	$2.4	120.0%
As a percentage of total net sales	3.9%	4.3%
Research and development expense for the six months ended June 30, 2021 increased $2.4 million, or 120.0%, compared to the six months ended June 30, 2020. The increase was due to increased expenses related to investments in new skincare treatment technologies of $2.5 million.
General and Administrative

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
General and administrative	$55.2	$12.6	$42.6	338.0%
As a percentage of total net sales	48.4%	27.0%
General and administrative expense for the six months ended June 30, 2021 increased $42.6 million, or 338.0%, compared to the six months ended June 30, 2020. Transaction costs increased by $30.7 million related to the consummation of the Business Combination, primarily consisting of $21.0 million paid to the former owner of HydraFacial as well as professional fees for financial advisory, legal and accounting services. The consummation of the Business Combination during the six months ended June 30, 2021 also drove an increase of $1.4 million in stock-based compensation expense related to the accelerated vesting and $1.8 million in stock-based compensation related to options granted. Personnel-related expenses increased by $4.2 million primarily due to increased headcount and higher sales.
Other (Income) Expense, Net and Income Tax Provision

	Six Months Ended June 30,		Change
(in millions)	2021	2020	Amount	%
Other expense, net	$120.9	$9.9	$111.0	1121.2%
Income tax benefit	$(2.2)	$(5.7)	$3.5	(61.4)%
Other expense, net, was $120.9 million for the six months ended June 30, 2021 compared to $9.9 million for the six months ended June 30, 2020. The increase was primarily driven by the changes in the fair values of the Company’s warrant liability and earn-out share liability of $36.5 million and $72.0 million, respectively. In connection with the consummation of the Business Combination, we repaid all long-term borrowings and incurred a total of $4.3 million in prepayment penalties and deferred financing cost write-offs.

Liquidity and Capital Resources
Our operations have been funded primarily through cash flow from operating activities and net proceeds received from the consummation of the Business Combination. As of December 31, 2020, we had cash and cash equivalents of approximately $9.5 million and as of June 30, 2021, we had cash and cash equivalents of approximately $101.5 million.

We believe our existing cash and cash equivalent balances (including the cash consideration received from the consummation of the Business Combination) and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, expansion and overall economic conditions. We expect capital expenditures of up to $15.0 million for the year ended December 31, 2021. We anticipate using cash from the Business Combination and cash generated through the normal course of operations to fund these items.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.
Cash Flow (amounts and percentages may not foot due to rounding)

	Six Months Ended June 30,
(in millions)	2021	2020
Cash and cash equivalents at beginning of period	$9.5	$7.3
Operating activities:
Net loss	(142.7)	(19.5)
Non-cash adjustments	125.6	10.5
Changes in working capital	(14.8)	(2.7)
Net cash flows used in operating activities	(31.9)	(11.6)
Net cash flows used in investing activities	(9.1)	(1.4)
Net cash flows from financing activities	133.0	20.5
Net change in cash and cash equivalents	92.0	7.5
Effect of foreign currency translation	—	(0.2)
Cash and cash equivalents at end of period	$101.5	$14.6
Operating Activities
Net cash used in operating activities of $31.9 million for the six months ended June 30, 2021 was primarily due to the net loss of $142.7 million. The net loss was impacted by non-cash adjustments of $125.6 million, primarily related to fair value adjustments to Earn-out shares liability and Warrant liabilities, partially offset by a decrease in net change in working capital of $14.8 million. The total increase in net operating assets and liabilities was primarily due to the increase in accounts receivable of $21.1 million and offset by an increase in accrued payroll and taxes.
Net cash used in operating activities of $11.6 million for the six months ended June 30, 2020 was primarily due to the net loss of $19.5 million. The net loss was impacted by non-cash adjustments of $10.5 million related to depreciation and amortization, partially offset by a decrease in net change in working capital of $2.7 million. The total increase in net operating assets and liabilities was primarily due to a $9.2 million decrease in accounts receivable and a $6.8 million decrease in accrued payroll and other expenses.
Investing activities
Cash used in investing activities for the six months ended June 30, 2021 of $9.1 million was primarily related to $4.7 million in capital expenditures and our business acquisition of a distributor in Australia with cash paid of $4.9 million, net of cash acquired.
Cash used in investing activities for the six months ended June 30, 2020 of $1.4 million was primarily related to capital expenditures.
Financing activities
Net cash from financing activities of $133.0 million for the six months ended June 30, 2021 was primarily related to the proceeds received from the Business Combination offset by the payoff of long-term debt of $225.5 million.

Net cash from financing activities of $20.5 million for the six months ended June 30, 2020 was primarily related to proceeds from borrowings of $36.5 million, net of debt repayments and issuance costs of $16.0 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

Revenue Recognition
We elected to adopt the new revenue recognition standard using the full retrospective method as of January 1, 2019. The adoption of the new standard did not have a significant effect on earnings or on the timing of our transactions and, therefore, the effect of applying the new guidance was not material. As such, there were no adjustments to the prior periods. In accordance with ASU 2014-09, we determine the amount of revenue to be recognized through application of the following steps:
•Identify the customer contract;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract; and
•Recognize revenue as the performance obligations are satisfied.

Share-Based Compensation

We measure and recognize compensation expenses for stock options and performance-based stock units (“PSUs”) to employees on a straight-line basis over the vesting period based on their grant date fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model and the fair value of PSUs on the date of grant using a Monte Carlo simulation. For stock options, we estimate forfeitures at the time of grant and revise these estimates in subsequent periods if actual forfeitures differ from those estimates.

Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We have one reporting unit and management evaluates the carrying value of HydraFacial’s goodwill annually at the end of its fiscal year or whenever events or changes in circumstances indicate that an impairment may exist.

When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing our qualitative assessment, we consider the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative impairment test.

Quantitative impairment testing for goodwill is based upon the fair value of a reporting unit as compared to its carrying value. Under a quantitative impairment test, we will make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting unit. The impairment loss recognized would be the difference between a reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill.
Testing goodwill for impairment requires us to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We will use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we will engage independent third-party valuation specialists for advice.

The key estimates and factors used in the valuation models would include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment, when applicable, as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in a non-cash impairment charge. Such charge could have a material effect on the consolidated financial statements.

We performed a qualitative assessment as of December 31, 2020, based on which we determined that there is no indication of goodwill impairment. During the second quarter of 2020, our business was substantially impacted by the COVID-19 pandemic, which subsequently recovered and returned to having positive Adjusted EBITDA during the 3rd quarter of 2020. We evaluated our goodwill for impairment during the second quarter of 2020, and as a result of that assessment, concluded that our goodwill was not impaired.

Intangible Assets
Intangible assets are composed of developed technology, customer relationships and trademarks. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, we will use an industry accepted valuation model to estimate the fair value of the intangible assets. The fair value calculation requires significant judgments in determining both the assets’ estimated cash flows potentially the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demands, operating results estimates or the application of alternative assumptions could produce significantly different results. If these assumptions differ materially from future results, we may record impairment charges in the future.

Inventories
Inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated net realizable value. Inherent in the net realizable value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of our products.

Income Taxes
We use the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. Significant judgement is required to determine if a valuation allowance is needed. As of June 30, 2021, HydraFacial had incurred cumulative pre-tax losses, and as a result, does not rely on its projections as a source of income that would give us the ability to realize our deferred tax assets. In order to determine the realizability of our deferred income tax assets, we have pointed to the reversal of our taxable temporary differences as a source of income that will result in the realization of our deferred income tax assets. During the year ended December 31, 2020, and due to the pre-tax loss recorded, we began to accrue for a valuation allowance for the portion of deferred income tax assets that will not be realized through the reversal of taxable temporary differences.

Our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity.

We recognized interest accrued and penalties related to unrecognized tax benefits in our income tax expense.

Warrant Liabilities

We classify the Public and Private Placement Warrants (“Warrant liabilities”) as liabilities on our consolidated balance sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. In certain events outside of our control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Warrant liabilities were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Condensed Consolidated Statements of Comprehensive Loss.

Earn-out Shares Liability

We consider earn-out shares liability as contingent consideration, which is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as a liability in accordance with the requirements under ASC 480, Distinguishing Liabilities from Equity, is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in profit or loss.

Recent Accounting Pronouncements
See Note 2 of the notes to our consolidated financial statements in the section titled “—Recently Issued Accounting Pronouncements” in our Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted.

Non-GAAP Financial Measures

In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (GAAP), management utilizes certain non-GAAP performance measures, Adjusted Net Income (Loss), Adjusted EBITDA (Loss), Adjusted EBITDA Margin, Adjusted Gross Profit, and Adjusted Gross Margin, for purposes of evaluating the Company’s ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

Adjusted Net Income (Loss), Adjusted EBITDA (Loss) and Adjusted EBITDA Margin

Adjusted Net Income (Loss), Adjusted EBITDA (Loss) and Adjusted EBITDA Margin are key performance measures that management uses to assess its operating performance. Because Adjusted Net Income (Loss), Adjusted EBITDA (Loss) and Adjusted EBITDA Margin facilitates internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

We also believe this information will be useful for investors to facilitate comparisons of our operating performance and better identify trends in our business. We expect Adjusted EBITDA Margin to increase over the long-term as we continue to scale our business and achieve greater leverage in our operating expenses.

We calculate adjusted net income as net income (loss) adjusted to exclude: change in fair value of public and private placement warrants, change in fair value of earn-out shares liability, other expense (income), net; amortization expense; stock-based compensation expense; management fees incurred from our historical private equity owners; one-time or non-recurring items such as transaction costs (including transactions costs with respect to the Business Combination); restructuring costs (including those associated with COVID-19) and the aggregate adjustment for income taxes for the tax effect of the adjustments described above.

We calculate adjusted EBITDA as net income (loss) adjusted to exclude: change in fair value of public and private placement warrants, change in fair value of earn-out shares liability, other expense (income), net; interest expense; provision for income taxes; depreciation and amortization expense; stock-based compensation expense; foreign currency gain/loss; management fees incurred from our historical private equity owners; one-time or non-recurring items such as transaction costs

(including transactions costs with respect to the Business Combination); and restructuring costs (including those associated with COVID-19).

The following table reconciles our net income (loss) to Adjusted net income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited (in thousands)	2021	2020	2021	2020
Net loss	$(139,378)	$(10,397)	$(142,652)	$(19,466)
Adjusted to exclude the following:
Change in fair value of warrant liability	72,027	—	72,027	—
Change in fair value of earn-out shares liability	36,525	—	36,525	—
Amortization expense	2,952	3,201	5,852	6,399
Stock-based compensation expense	3,508	224	3,542	250
Other expense (income)	4,307	(56)	4,314	(61)
Management fees (1)	82	437	209	967
Transaction related costs (2)	30,411	144	31,157	807
Other non-recurring and one-time fees (3)	51	2,223	138	2,765
Aggregate adjustment for income taxes	$(2,671)	$(1,497)	$(3,434)	$(2,700)
Adjusted net income (loss)	$7,814	$(5,721)	$7,678	$(11,039)

The following table reconciles our net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Unaudited (in thousands)	2021	2020	2021	2020
Net loss	$(139,378)	$(10,397)	$(142,652)	$(19,466)
Adjusted to exclude the following:
Change in fair value of warrant liability	72,027	—	72,027	—
Change in fair value of earn-out shares liability	36,525	—	36,525	—
Depreciation and amortization expense	3,694	3,803	7,338	7,304
Stock-based compensation expense	3,508	224	3,542	250
Interest expense	2,060	5,667	7,759	9,817
Income tax benefit	(1,870)	(3,052)	(2,176)	(5,667)
Other expense (income)	4,307	(56)	4,314	(61)
Foreign currency (gain) loss, net	(24)	(81)	232	122
Management fees (1)	82	437	209	967
Transaction related costs (2)	30,411	144	31,157	807
Other non-recurring and one-time fees (3)	51	2,223	138	2,765
Adjusted EBITDA	$11,393	$(1,088)	$18,413	$(3,162)
Adjusted EBITDA Margin	17.1%	(7.7)%	16.1%	(6.8)%
____________________
(1) Represents quarterly management fees paid to the majority shareholder of HydraFacial based on a pre-determined formula. Following the Business Combination, these fees are no longer paid.
(2) Such amounts primarily represent direct costs incurred with the Business Combination, including $21.0 million paid to the former owner of HydraFacial, and to prepare HydraFacial to be marketed for sale by HydraFacial’s shareholders in previous periods.
(3) Such costs primarily represent COVID-19 related restructuring cost of $2.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively, including write-off of expired Consumables, discontinued product lines, human capital and cash management consultants, and, to a lesser extent, costs associated with a former warehouse and assembly facility during the transition period.

Adjusted Gross Profit and Adjusted Gross Margin

We use Adjusted Gross Profit and Adjusted Gross Margin to measure our profitability and ability to scale and leverage the costs of our Delivery Systems (as defined below) and Consumables sales (as defined below). The continued growth of our Delivery Systems installed will allow us to improve our Adjusted Gross Margin, as additional Delivery System units sold will increase our recurring Consumables revenue, which has higher margins.

We believe Adjusted Gross Profit and Adjusted Gross Margin are useful measures to us and to our investors to assist in evaluating our operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the effects of amortization and depreciation, which are non-cash expenses that may fluctuate for reasons unrelated to overall continuing operating performance. Adjusted Gross Margin has been and will continue to be affected by a variety of factors, including the product mix, geographic mix, direct vs. indirect mix, the average selling price on Delivery Systems, and new product launches. We expect our Adjusted Gross Margin to fluctuate over time depending on the factors described above.

The following table reconciles gross profit to Adjusted Gross Profit for the periods indicated (amounts and percentages may not foot due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net sales	$66.5	$14.1	$114.1	$46.7
Cost of sales	$19.3	$9.8	$35.1	$23.4
Gross profit	$47.3	$4.3	$79.0	$23.2
Gross margin	71.0%	30.3%	69.3%	49.7%
Adjusted to exclude the following:
Depreciation and amortization expense relating to cost of sales	$2.6	$2.9	$5.2	$5.6
Adjusted gross profit	$49.8	$7.2	$84.1	$28.8
Adjusted gross margin	74.9%	51.0%	73.8%	61.7%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of approximately $101.5 million as of June 30, 2021. We do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. During the three months ended June 30, 2021, we repaid our indebtedness in full.

Foreign Currency Risk

To date, all of our inventory purchases have been denominated in U.S. dollars. Our international sales are primarily denominated in foreign currencies and any unfavorable movement in the exchange rate between U.S. dollars and the currencies in which we conduct sales in foreign countries could have an adverse impact on our revenue. A portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies, which are also subject to fluctuations due to changes in foreign currency exchange rates.

While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. As of June 30, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates would not have had a material impact to our consolidated results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures.
Background of Material Weakness

In connection with the audit of our consolidated financial statements as of and for the years ended December 31, 2020 and the audit of HydraFacial as of and for the year ended December 31, 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses are related to 1) an error in our application of guidance associated with “ASC 480: Distinguishing Liabilities from Equity,” which needed to be modified to appropriately present the impact on the accounting treatment of the temporary equity as a result of the private investment in public equity transaction that is subject of the subscription agreements entered into by the Company with certain investors on December 8, 2021 and 2) HydraFacial’s general segregation of duties, including the review and approval of journal entries, our lack of sufficient accounting resources and the lack of a formalized risk assessment process. These material weaknesses may not allow for us to have proper segregation of duties and the ability to close our books and records and report our results, including required disclosures and complex accounting matters, on a timely basis.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses that existed as of December 31, 2020 accordingly disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and also disclosed in the HydraFacial audited financial statements in our Definitive Proxy Statement filed on April 7, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement and revision of the Company’s financial statements as of December 31, 2020 and for the period from July 8, 2020 (inception) through December 31, 2020, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

There have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, other than the fact that the demand letters from counsels for purported The Beauty Health Company shareholders alleging that The Beauty Health Company and its board had breached their fiduciary duties and violated federal securities laws in connection with the Preliminary Proxy Statement have been resolved as part of a settlement agreement.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Registration Statement on Form S-1 filed with the SEC on July 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes with respect to the risk factors disclosed in our Registration Statement on Form S-1 filed with the SEC on July 19, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 4, 2021, we issued 35,000,000 shares of Class A Common Stock to certain qualified institutional buyers and accredited investors that agreed to purchase such shares in connection with the Business Combination for aggregate consideration of $350 million.

On May 4, 2021, we issued 35,501,743 shares of Class A Common Stock as partial compensation to the HydraFacial Stockholders for the Business Combination.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1
Second Amended and Restated Certificate of Incorporation of The Beauty Health Company (filed as Exhibit 3.1 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of The Beauty Health Company (filed as Exhibit 3.2 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).
10.1
Amended and Restated Registration Rights Agreement dated as of May 4, 2021, by and among the Company, BLS Investor Group LLC and the stockholders of LCP Edge Intermediate, Inc. (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).

10.2
Investor Rights Agreement dated as of May 4, 2021, by and between the Company and LCP Edge Holdco, LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).

10.3	The Beauty Health Company 2021 Incentive Award Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K of the Company on April 30, 2021 and incorporated herein by reference).
10.4#	The Beauty Health Company 2021 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K of the Company on April 30, 2021 and incorporated herein by reference).
10.5#
Employment Agreement, dated as of May 4, 2021, between Clinton E. Carnell, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company (filed as Exhibit 10.6 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).

10.6#
Employment Agreement, dated as of May 4, 2021, between Liyuan Woo, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company (filed as Exhibit 10.7 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).

10.7#
Offer Letter dated as of April 29, 2021, between Daniel Watson, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company (filed as Exhibit 10.8 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).

10.8#	Form of Stock Option Award Agreement (CEO and CFO) (filed as Exhibit 10.9 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).
10.9#	Form of Stock Option Award Agreement Form (Non-CEO and CFO) (filed as Exhibit 10.10 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).
10.10#	Form of Performance-Based Restricted Stock Unit Agreement (filed as Exhibit 10.11 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).
10.11#	The Beauty Health Company Executive Severance Plan (filed as Exhibit 10.12 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).
10.12#	Form of Indemnity Agreement (filed as Exhibit 10.13 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).
10.13
Amended and Restated Management Services Agreement dated as of May 4, 2021, by and among Linden Manager III LP, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company (filed as Exhibit 10.14 to the Current Report on Form 8-K of the Company on May 10, 2021 and incorporated herein by reference).

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
________
*    Filed herewith.
**    Furnished.
#    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date:	August 13, 2021	By:	/s/ Clinton E. Carnell
		Name:	Clinton E. Carnell
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2021	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)