Form 10-Q
period 2021-09-30
Beauty Health Co
filed 2021-11-12
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
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

As of November 9, 2021, there were 149,639,553 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$718,622	$9,486
Accounts receivable, net of allowances for doubtful accounts of $2,677 and $2,032 at September 30, 2021 and December 31, 2020, respectively	38,386	18,576
Prepaid expenses	7,745	3,220
Income tax receivable	4,947	4,611
Inventories	28,105	23,202
Total current assets	797,805	59,095
Property and equipment, net	12,070	9,191
Intangible assets, net	59,349	50,935
Goodwill	122,865	98,531
Deferred tax assets, net	1,028	270
Other assets	4,758	4,813
Total assets	$997,875	$222,835
Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$18,118	$18,485
Accrued payroll-related expenses	21,274	9,475
Other accrued expenses	7,896	2,458
Income tax payable	2,180	—
Current portion of long-term debt due to related parties	—	512
Total current liabilities	49,468	30,930
Other long-term liabilities	1,755	1,854
Long-term debt due to related parties, net of current portion	—	216,024
Deferred tax liabilities, net	2,676	3,987
Warrant liabilities	357,173	—
Convertible senior notes, net	728,858	—
Total liabilities	1,139,930	252,795
Commitments (Note 12)
Stockholders’ equity (deficit)
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 133,490,012 and 35,501,743 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	14	4
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Additional paid-in capital	260,908	13,952
Note receivable from stockholder	—	(554)
Accumulated other comprehensive (loss) income	(1,576)	242
Accumulated deficit	(401,401)	(43,604)
Total stockholders’ deficit	(142,055)	(29,960)
Total liabilities and stockholders’ deficit	$997,875	$222,835

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$68,147	$34,560	$182,197	$81,212
Cost of sales	22,072	13,603	57,131	37,050
Gross profit	46,075	20,957	125,066	44,162
Operating expenses:
Selling and marketing	30,451	10,541	74,530	34,425
Research and development	1,880	577	6,320	2,549
General and administrative	19,200	7,054	73,643	19,659
Total operating expenses	51,531	18,172	154,493	56,633
(Loss) income from operations	(5,456)	2,785	(29,427)	(12,471)
Other (income) expense:
Interest expense, net	530	5,629	8,289	15,447
Other (income) expense, net	(24)	(23)	4,290	(84)
Change in fair value of Warrant liabilities	199,306	—	271,333	—
Change in fair value of Earn-out Shares liability	10,575	—	47,100	—
Foreign currency loss (gain), net	431	(14)	663	108
Total other expense	210,818	5,592	331,675	15,471
Loss before provision for income taxes	(216,274)	(2,807)	(361,102)	(27,942)
Income tax benefit	(1,129)	(593)	(3,305)	(6,260)
Net loss	$(215,145)	$(2,214)	$(357,797)	$(21,682)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,537)	108	(1,818)	20
Comprehensive loss	$(216,682)	$(2,106)	$(359,615)	$(21,662)
Net loss per share - basic and diluted	$(1.63)	$(0.06)	$(4.10)	$(0.64)
Weighted average common shares outstanding - basic and diluted	132,306,346	35,392,316	87,219,681	33,870,903

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	49,205	$—	935	$—	—	$—	$13,747	$(554)	$28	$(14,429)	$(1,208)
Retroactive application of recapitalization	(49,205)	—	(935)	—	32,136,203	3	(3)	—	—	—	—
Adjusted balance, beginning of period	—	—	—	—	32,136,203	3	13,744	(554)	28	(14,429)	(1,208)
Stock-based compensation	—	—	—	—	—	—	26	—	—	—	26
Net loss	—	—	—	—	—	—	—	—	—	(9,070)	(9,070)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(72)	—	(72)
BALANCE, March 31, 2020	—	—	—	—	32,136,203	3	13,770	(554)	(44)	(23,499)	(10,324)
Stock-based compensation	—	—	—	—	—	—	224	—	—	—	224
Net loss	—	—	—	—	—	—	—	—	—	(10,397)	(10,397)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(16)	—	(16)
BALANCE, June 30, 2020	—	—	—	—	32,136,203	3	13,994	(554)	(60)	(33,896)	(20,513)
Issuance of Shares	—	—	—		3,482,446	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	76	—	—	—	76
Net loss	—	—	—	—	—	—	—	—	—	(2,214)	(2,214)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	108	—	108
BALANCE, September 30, 2020	—	$—	—	$—	$35,618,649	$4	$14,069	$(554)	$48	$(36,110)	$(22,543)

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2020	35,501,743	$4	$13,952	$(554)	$242	$(43,604)	$(29,960)
Stock-based compensation	—	—	34	—	—	—	34
Net loss	—	—	—	—	—	(3,274)	(3,274)
Foreign currency translation adjustment	—	—	—	—	(5)	—	(5)
BALANCE, March 31, 2021	35,501,743	4	13,986	(554)	237	(46,878)	(33,205)
Reverse recapitalization transaction, net	89,827,310	9	183,301	554	—	—	183,864
Issuance of Class A Common Stock in connection with business acquisition	110,726	—	1,557	—	—	—	1,557
Stock-based compensation	—	—	3,508	—	—	—	3,508
Net loss	—	—	—	—	—	(139,378)	(139,378)
Foreign currency translation adjustment	—	—	—	—	(276)	—	(276)
BALANCE, June 30, 2021	125,439,779	$13	$202,352	$—	$(39)	$(186,256)	$16,070
Issuance of Class A Common Stock in connection with business acquisitions	479,373	—	7,784	—	—	—	7,784
Issuance of Earn-out Shares	7,500,000	1	136,574	—	—	—	136,575
Reverse recapitalization transaction, net	70,860	—	(734)	—	—	—	(734)
Purchase of capped calls related to Convertible Senior Notes	—	—	(90,150)	—	—	—	(90,150)
Stock-based compensation	—	—	5,082	—	—	—	5,082
Net loss	—	—	—	—	—	(215,145)	(215,145)
Foreign currency translation adjustment	—	—	—	—	(1,537)	—	(1,537)
BALANCE, September 30, 2021	133,490,012	$14	$260,908	$—	$(1,576)	$(401,401)	$(142,055)

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020

Cash flows from operating activities:
Net loss	$(357,797)	$(21,682)
Adjustments to reconcile net loss to net cash from operating
Depreciation of property and equipment	2,446	1,441
Amortization of capitalized software	956	802
Provision for doubtful accounts	758	1,899
Amortization of intangible assets	8,384	8,665
Amortization of other assets	99	99
Amortization of deferred financing costs	3,005	1,055
Stock-based compensation	8,624	326
Amortization of unfavorable lease terms	—	(36)
Write-off of unfavorable lease	—	(384)
(Gain) Loss on sale and disposal of assets	—	(23)
In-kind interest that compounds into debt	4,130	3,938
Deferred income taxes	(5,330)	(952)
Fair value adjustment of Earn-out Shares liability	47,100	—
Fair value adjustment of Warrant liabilities	271,333	—
Debt prepayment expense	2,014	—
Changes in operating assets and liabilities:
Accounts receivables	(17,290)	4,055
Prepaid expense and other current assets	(4,503)	230
Income taxes receivable	(336)	(5,118)
Inventory	(2,499)	(1,140)
Other assets	(2,009)	(224)
Accounts payable	(8,048)	(1,398)
Accrued payroll and other expenses	15,624	(1,823)
Other long-term liabilities	(100)	913
Income taxes payable	1,799	(2,668)
Net cash used in operating activities	(31,640)	(12,025)
Cash flows used in investing activities:
Cash paid for business acquisition, net of cash acquired	(22,896)	—
Repayment of notes receivables from shareholders	781	—
Capital expenditures for intangible assets	(2,229)	(108)
Capital expenditures for property and equipment	(4,857)	(2,589)
Net cash used in investing activities	(29,201)	(2,697)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	750,000	—
Purchase of capped calls related to convertible senior notes	(90,150)	—
Proceeds from revolving facility	5,000	6,500
Repayment of revolving facility	(5,000)	(15,000)
Proceeds from term loan	—	30,000
Payment of debt issuance costs	(21,341)	(77)
Repayment of term loan	(225,486)	(1,329)
Proceeds from Business Combination, net of transaction costs (See Note 3)	357,802	—
Deferred payment for acquisition	—	(901)
Net cash from financing activities	770,825	19,193
Net increase in cash and cash equivalents	709,984	4,471
Effect of foreign currency translation on cash	(848)	70
Cash and cash equivalents, beginning of period	9,486	7,307
Cash and cash equivalents, end of period	$718,622	$11,848

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$10,249	$10,432
Cash paid for income taxes	188	2,399
Issuance of Earn-out shares	136,575	—
Trade receivables due from seller	6,623	—
Notes payable to seller	2,153	—
Change in deferred tax liability due to reverse recapitalization	90	—
Capital expenditures included in accounts payable	512	739

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts)
(Unaudited)
Note 1 – Description of Business

The Beauty Health Company, formerly known as Vesper Healthcare Acquisition Corp. (the “Company” or “BeautyHealth”), was incorporated in Delaware on July 8, 2020. The Company was originally formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On May 4, 2021 (the “Closing Date”), the Company consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020 (the “Merger Agreement”), by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”), which provided for: (a) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the Company owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the Company owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) hold a portion of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”).

In connection with the Closing, the Company changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company”. Following the Closing, on May 6, 2021, the Company’s Class A Common Stock and publicly traded warrants were listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols, “SKIN” and “SKINW”, respectively. The transactions set forth in the Merger Agreement constitute a “Business Combination” as contemplated by Vesper Healthcare’s Second Amended and Restated Certificate of Incorporation.

Unless the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company” refers to Vesper Healthcare Acquisition Corp. prior to the closing of the Business Combination and to the combined company and its subsidiaries following the Closing and “HydraFacial” refers to the business of LCP Edge Intermediate, Inc. and its subsidiaries prior to the Closing and the business of the combined company and its subsidiaries following the Closing.

BeautyHealth is a category-creating beauty health company focused on bringing innovative products to market. The Company and its subsidiaries design, develop, manufacture, market, and sell aesthetic technologies and products. The Company’s flagship brand, HydraFacial, is a non-invasive and approachable beauty health platform and ecosystem. HydraFacial uses a unique delivery system to cleanse, extract, and hydrate with their patented hydradermabrasion technology and super serums that are made with nourishing ingredients.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, the Company is treated as the “acquired” company for financial reporting purposes and HydraFacial is treated as the accounting acquirer. This determination was primarily based on the following:

•the stockholders of LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) considered in the aggregate have the largest minority interest of the voting power in the combined entity after taking into account actual redemptions;
•the operations of HydraFacial prior to the acquisition comprise the only ongoing operations of the post-combination company;
•senior management of HydraFacial comprises the senior management of the post-combination company;
•the relative size and valuation of HydraFacial compared to the Company; and
•pursuant to that certain Investor Rights Agreement, dated as of May 4, 2021, by and between the Company and HydraFacial, HydraFacial was given the right to designate certain initial members of the board of directors of the Company immediately after giving effect to the transactions contemplated by the Merger Agreement.

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

In connection with the Business Combination each share of HydraFacial common stock outstanding immediately prior to the Business Combination converted into the right to receive 653.109 shares (the “Exchange Ratio”) of Class A Common Stock of the Company. The recapitalization of the number of shares of Common Stock attributable to HydraFacial is reflected retroactively to the earliest period presented based upon the Exchange Ratio and is utilized for calculating earnings per share in all prior periods presented.

The interim Condensed Consolidated Financial Statements in this report on Form 10-Q are presented in accordance with GAAP and include the Company’s consolidated domestic and international subsidiaries. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, the interim Condensed Consolidated Financial Statements in this report on Form 10-Q and the accompanying footnotes should be read in conjunction with the audited consolidated financial statements of BeautyHealth and HydraFacial as of and for the year ended December 31, 2020 presented in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC” or “Commission”) on July 19, 2021.

Except as described elsewhere in this Note 2, there have been no material changes to the Company’s significant accounting policies as described in HydraFacial’s Consolidated Financial Statements as of and for the year ended December 31, 2020.

In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements in this report on Form 10-Q. The Company believes that the disclosures provided herein are adequate to prevent the information presented from being misleading. However, the results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations to be expected for the full year ending December 31, 2021.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Company will lose its emerging growth company status on December 31, 2021, at which point, it will qualify as a large accelerated filer based on its market capitalization as of June 30, 2021, according to Rule 12b-2 of the Exchange Act. As a result, the Company will adopt all accounting pronouncements currently deferred under the emerging growth company election according to public company standards at December 31, 2021 on the Company’s annual report on Form 10-K for the year ended December 31, 2021. The adoption dates for the new accounting pronouncements disclosed below have been presented as such.

Cash and Cash Equivalents
All highly liquid investments, including credit card receivables due from banks, with original maturities of 90 days or less at date of purchase, are reported at fair value and are considered to be cash equivalents.

Convertible Senior Notes
On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144 under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company accounts for the Notes under Accounting Standards Codification (“ASC”) ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes in “Long-term liabilities” at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the Notes as a current, rather than a long-term, liability. Refer to Note 9 - Long-term Debt for further detail.

Capped Call Transactions
Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in its Condensed Consolidated Balance Sheet. The Company also determined that the capped call option contracts meet the definition of a derivative under ASC 815 - Derivatives and Hedging (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. The capped call options are recorded in APIC and not remeasured.

Issuance Costs
Issuance costs related to our Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Refer to Note 9 - Long-term Debt for further detail.

Warrant Liabilities

During October 2020, in connection with Vesper Healthcare Acquisition Corp’s initial public offering, the Company issued 15,333,333 warrants (the “Public Warrants”) to purchase shares of the Company’s common stock at $11.50 per share. Simultaneously, with the consummation of Vesper Healthcare Acquisition Corp’s initial public offering, the Company issued 9,333,333 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to purchase shares of the Company’s common stock at $11.50 per share, to BLS Investor Group LLC (the “Sponsor”). All of the Public and Private Placement Warrants were outstanding as of September 30, 2021. Subsequent to September 30, 2021, the Company delivered a Notice of Redemption (the “Notice of Redemption”) calling for the redemption of all of its outstanding Public Warrants to purchase shares of the Company’s Class A Common Stock, par value $0.0001 per share. Refer to Note 18 - Subsequent Events for further detail.

The Company classifies the Public and Private Placement Warrants as liabilities on its Condensed Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. In certain events outside of the Company’s control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the Company’s common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Earn-out Shares Liability

In addition to the consideration paid at the closing of the Business Combination, the former stockholders of HydraFacial received contingent consideration in the form of an aggregate of 7.5 million shares of the Company’s Class A Common Stock (the “Earn-out Shares”) as a result of the Company’s completion of the acquisitions of four target businesses, as contemplated by the Merger Agreement, in June and July 2021 that were identified by HydraFacial. With the closing of these four distributor acquisitions in Australia, France, Germany and Mexico, the 7.5 million Earn-out Shares were earned and subsequently issued on July 15, 2021.

The Company accounted for the Earn-out Shares liability as contingent consideration and recorded an Earn-out Shares liability for the Earn-out Shares in accordance with ASC 480 – Distinguishing Liabilities from Equity. The liability was included as part of the consideration transferred in the Business Combination and was recorded at its then current fair value. The Earn-out Shares liability was recorded at fair value and remeasured at the end of each reporting period, with the corresponding gain or loss recorded in the Company’s Condensed Consolidated Statements of Comprehensive Loss as a component of Other (income) expense, net.

Fair Value of Financial Instruments

The fair value of the Notes that are recorded at historical cost was $833 million as of September 30, 2021, and was determined using the last trade price in active markets. With the exception of the Company’s Notes, the fair value of the Company’s assets and liabilities that are recorded at historical amounts and that qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the Company’s Condensed Consolidated Balance Sheets, primarily due to their short-term nature.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-15 on January 1, 2021 and the guidance did not have a material impact on its Condensed Consolidated Financial Statements.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on its Condensed Consolidated Financial Statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The amendments eliminate two of the three accounting models that require separate accounting for convertible features of debt securities, simplify the contract settlement assessment for equity classification, require the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expand disclosure requirements. The amendments are effective for our annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for reporting periods beginning after December 15, 2020. The guidance can be applied on a full retrospective basis to all periods presented or a modified retrospective basis with a cumulative effect adjustment to the opening balance of retained earnings during the period of adoption. The Company adopted ASU 2020-06 on January 1, 2021. There were no changes to the Company’s previously issued financial statements since the Company had no existing convertible notes prior to issuance of the Notes. With the adoption of ASU 2020-06, the Company recorded the issuance of the Notes at their face value net of issuance costs in long-term liabilities and the value of the capped call options in APIC.

Accounting Pronouncements Not Yet Adopted

In February 2016, FASB issued ASU 2016–02, Leases (Topic 842). ASU 2016–02 requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The Company will adopt this guidance on December 31, 2021 and expects to recognize approximately $17 million to $21 million of operating lease liabilities and related right-of-use assets on the Company’s Condensed Consolidated Balance Sheets upon adoption.

Note 3 – Business Combinations

Business Combination - Reverse Recapitalization

The closing of the Business Combination occurred on May 4, 2021. In connection with the Business Combination:

•Certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 35,000,000 shares (the “PIPE Shares”) of the Company’s Class A Common Stock at a purchase price per share of $10.00 and an aggregate purchase price of $350,000,000 (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing of the Business Combination.

•Prior to the Business Combination, the Company issued an aggregate of 11,500,000 shares of the Company’s Class B Common Stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. All outstanding Founder Shares were automatically converted into shares of the Company’s Class A Common Stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such shares of Founder Shares.

•In connection with the Closing, holders of 2,672,690 shares of the Company’s Class A Common Stock exercised their rights for the Company to redeem their respective shares for cash at an approximate price of $10.00 per share, for an aggregate of approximately $26,737,737, which was paid to such holders at Closing.

•Immediately after giving effect to the Merger and the PIPE Investment, there were 125,329,053 shares of the Company’s Class A Common Stock issued and outstanding.

•The aggregate gross cash consideration received by the Company in connection with the Business Combination was $783 million, which consisted of proceeds of $350 million from the PIPE Investment, plus approximately $433 million of cash from the Company’s trust account that held the proceeds from the Company’s initial public offering (the “Trust Account”). The aggregate gross cash consideration received was reduced by $368 million, which consisted of cash payments made to the former shareholders of HydraFacial, and further reduced by an additional $57 million for the payment of direct transaction costs incurred by HydraFacial and the Company which were reflected as a reduction of proceeds. The Company used the net proceeds to repay all of its outstanding indebtedness at the Closing. The remainder of the consideration paid to the HydraFacial Stockholders consisted of 35,501,743 newly issued shares of Class A Common Stock (the “Stock Consideration”). The net cash received from the Business Combination was subject to a working capital adjustment of $0.7 million. The Company also issued 70,860 shares related to the working capital adjustment.

The following table reconciles the elements of the Business Combination to the Company’s Condensed Consolidated Statements of Cash Flows and the Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2021:

(in thousands)	Recapitalization
Cash in, trust net of redemptions	$433,382
Cash - PIPE	350,000
Less: Cash paid out to Former Parent	(367,870)
Less: transaction costs and advisory fees	(56,976)
Less: Cash paid out from net working capital adjustment related to acquisitions	$(734)
Net Cash Received from Business Combination	$357,802

The number of shares of Class A Common Stock issued following the consummation of the Business Combination:

Number of Shares
Class A common stock outstanding prior to Business Combination	46,000,000
Less: Redemption of Vesper Class A Common Stock	(2,672,690)
Class A common stock of Vesper	43,327,310
Founder shares (Vesper Class B Common Stock)	11,500,000
PIPE Shares	35,000,000
Business Combination and PIPE shares	89,827,310
Legacy HydraFacial shares (1)	35,501,743
Working capital adjustment Class A Common Stock issued	70,860
Total Shares of Class A Common Stock after Business Combination	125,399,913
_______________
(1) The number of Legacy HydraFacial shares was determined from the 54,358 shares of HydraFacial common stock outstanding immediately prior to the closing of the Business Combination multiplied by the Exchange Ratio of 653.109.

Business Acquisitions

On June 4, 2021, the Company acquired High Tech Laser, Australia Pty Ltd (“HTL”), a distributor of the Company’s products in Australia. On July 1, 2021, the Company acquired Wigmore Medical France (“Wigmore”), Ecomedic GmbH (“Ecomedic”) and Sistemas Dermatologicos Internacionales (“Sidermica”), distributors of the Company’s products in France, Germany and Mexico, respectively. Through these acquisitions, the Company plans to directly sell to the respective markets and improve services for its products.
The Company applied the acquisition method of accounting and established a new basis of accounting on the dates of the respective acquisitions. The assets acquired by the Company are accordingly measured at their estimated fair values as of the acquisition date. The goodwill arising from the acquisitions consists largely of the business reputation of the acquired company in the marketplace and its assembled workforce. The goodwill is not deductible for income tax purposes. The transaction costs for the acquisitions totaled $0.8 million.

The following table summarizes the consideration and estimated preliminary fair values assigned to the assets acquired and liabilities assumed at the dates of acquisition for the Wigmore, Ecomedic and Sidermica acquisitions and summarizes the HTL acquisition after measurement period adjustments.

(in thousands)	HTL	Wigmore	Ecomedic	Sidermica
Consideration paid:
Cash, net of cash acquired	$4,920	$1,757	$11,338	$4,881
Class A Common Stock issued(1)	1,557	456	6,513	815
Contingent consideration	—	535	—	—
Trade receivables due from seller	1,027	2,336	1,679	1,581
Notes payable to seller	—	—	2,153	—
	$7,504	$5,084	$21,683	$7,277
Identifiable assets acquired and liabilities assumed
Accounts receivable	$1,110	$2,079	$15	$1,657
Non-compete agreement	100	72	588	100
Customer relationships	2,696	3,312	5,487	2,700
Inventory and other assets	354	341	1,262	454
Accounts payable	(45)	(456)	(772)	—
Deferred tax liabilities, net	(675)	(842)	(1,834)	—
Accrued and other liabilities	(802)	(317)	(340)	—
Total identifiable net assets	2,738	4,189	4,406	4,911
Goodwill	$4,766	$895	$17,277	$2,366

___________
{1} Class A Common Stock issued as consideration for the acquisitions was 110,726, 28,157, 401,021 and 50,195 shares for HTL, Wigmore, Ecomedic and Sidermica, respectively.
Intangible assets acquired included customer relationships and non-compete agreements. The valuation of the acquired intangible asset was estimated by performing projections of discounted cash flows, whereby revenues and costs associated with each intangible asset are forecasted to derive expected cash flow which is discounted to present value at discount rates commensurate with perceived risk. The valuation and projection process is inherently subjective and relies on significant unobservable inputs (Level 3 inputs). The weighted average amortization period of customer relationship was 5 years, while the non-compete agreements are amortized over 3 years. The Company is currently in the process of finalizing the preliminary fair value allocations, and expects this to be completed prior to December 31, 2021.

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

Disaggregated Revenue
The Company generates revenue through manufacturing and selling HydraFacial and Perk Delivery Systems (collectively, the “Delivery Systems”). In conjunction with the sale of Delivery Systems, the Company also sells consumable single- and multi-use serum solutions, tips and boosters (the “Consumables”) that are used when customers provide a hydradermabrasion facial experience for their customers using a Delivery System. The Consumables are sold by the Company and are available for purchase separately from the purchase of a Delivery System.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net Sales
Delivery Systems	$36,182	$15,925	$96,798	$35,981
Consumables	31,965	18,635	85,399	45,231
Total net sales	$68,147	$34,560	$182,197	$81,212

See Note 16 for revenue disaggregated by geographical region.

Note 5 – Balance Sheet Components
Inventories consist of the following as of the periods indicated:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$11,693	$9,335
Finished goods	16,412	13,867
Total inventories	$28,105	$23,202

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2021	December 31, 2020
Accrued compensation	$10,561	$3,535
Accrued payroll taxes	1,218	1,388
Accrued benefits	1,881	1,132
Accrued sales commissions	7,614	3,420
Total accrued payroll-related expenses	$21,274	$9,475

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2021	December 31, 2020
Sales tax payable	$2,867	$1,538
Notes payable to seller (Note 3)	2,154	—
Other	2,875	920
Total other accrued expenses	$7,896	$2,458

Note 6 - Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2021.

	Fair Value Measurements on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money Market Funds	$637,989	$—	$—	$637,989
Liabilities
Warrant Liability - Public Warrants	$222,027	$—	$—	$222,027
Warrant Liability - Private Placement Warrants	$—	$135,146	$—	$135,146

Money Market Funds
The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of September 30, 2021, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Warrant Liabilities
The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Company’s Condensed Consolidated Balance Sheets. The Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of Warrants in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

The Public Warrant Liability associated with the Public Warrants as of September 30, 2021 is classified as a Level 1 fair value measurement due to the use of an observable market quote in an active market. The Private Placement Warrant Liability associated with the Private Placement Warrants as of September 30, 2021 is classified as a Level 2 fair value measurement. Because the transfer of the Private Placement Warrants to anyone outside of the Sponsor of Vesper would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Private Placement Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Private Warrants are classified as Level 2 financial instruments. Subsequent to September 30, 2021, the Company delivered a Notice of Redemption calling for the redemption of all of its outstanding Public Warrants to purchase shares of the Company’s Class A Common Stock, par value $0.0001 per share. Refer to Note 18 - Subsequent Events for further detail.

Note 7 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	September 30, 2021	December 31, 2020
Furniture and fixtures	2-7	$4,305	$3,265
Computers and equipment	3-5	4,161	3,502
Autos and trucks	5	1,127	413
Tooling	5	1,304	1,150
Leasehold improvements	Shorter of remaining lease term or estimated useful life	4,640	4,097
Total property and equipment		15,537	12,427
Less: accumulated depreciation and amortization		(6,689)	(4,407)
Construction in progress		3,222	1,171
Property and equipment, net		$12,070	$9,191

Depreciation expense was $1.0 million and $0.7 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $2.4 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$339	$304	$965	$384
General and administrative	689	373	1,481	1,057
Total depreciation expense	$1,028	$677	$2,446	$1,441

Note 8 – Goodwill and Intangible Assets, net
The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of September 30, 2021 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$9,920	$(3,273)	$6,647	15
Non-compete agreement	834	(72)	762	3
Customer relationships	19,691	(3,543)	16,148	5-10
Developed technology	70,900	(42,835)	28,065	8
Patents	1,713	(208)	1,505	3-19
Capitalized software	8,846	(2,624)	6,222	3-5
Total intangible assets	$111,904	$(52,555)	$59,349
The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2020 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$9,480	$(2,765)	$6,715	15
Customer relationships	6,003	(2,263)	3,740	5-10
Developed technology	70,900	(36,189)	34,711	8
Patents	1,423	(158)	1,265	4-19
Capitalized software	6,172	(1,668)	4,504	3-5
Total intangible assets	$93,978	$(43,043)	$50,935

Amortization expense for the three months ended September 30, 2021 and 2020 was $3.5 million and $3.1 million, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $9.4 million and $9.5 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	$2,233	$2,391	$6,697	$7,740
Selling and marketing	770	—	1,193	—
General and administrative	500	677	1,464	1,727
Total amortization expense	$3,503	$3,068	$9,354	$9,467

The changes in the carrying value of goodwill are as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Beginning balance	$98,531	$98,520
Business acquisitions	25,304	—
Foreign currency translation impact	(970)	(10)
Ending balance	$122,865	$98,510

Note 9 – Long-term Debt
Convertible Senior Notes
On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 31.4859 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes are redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after October 6, 2024, and on or before the 40th scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to convert a Note upon the exercise of the conversion right with respect to such Note, subject to a three business-day cure period; (iv) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (v) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for money borrowed of at least $45,000,000; (vii) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $45,000,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished and (viii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 1.00% on the principal amount of the Notes.

The Notes were issued to the initial purchasers of such Notes in transactions not involving any public offering in reliance upon Section 4(a)(2) of the Securities Act. The Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believe are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act.

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s Condensed Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million in interest expense related to the amortization of the debt issuance costs related to the Notes. There was no such expense related to the Notes in the three and nine months ended September 30, 2020.

The following is a summary of the Company’s Notes as of September 30, 2021:

				Fair Value
(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Amount	Level
1.25% Convertible Notes due 2026	$750,000	$21,142	$728,858	$832,988	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2021, the estimated fair value of the Notes was approximately $833 million. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 30, 2021, the last business day of the period, or Level 2 Inputs.

As of September 30, 2021, the remaining life of the Notes is approximately 5.0 years.

Capped Call Transactions
On September 9, 2021, in connection with the pricing of the offering of Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with Bank of Montreal, Credit Suisse Capital LLC, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (the “Option Counterparties”). In addition, on September 10, 2021, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $47.94, which represents a premium of 100% over the last reported sale price of the Company’s common stock on September 9, 2021. The cost of the Capped Call Transactions was approximately $90.2 million.

The Capped Call Transactions are separate transactions, each between the Company and the applicable Option Counterparty, and are not part of the terms of the Notes and do not affect any holder’s rights under the Notes or the Indenture. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

Business Combination
In connection with the Closing of the Business Combination, all of HydraFacial’s existing debt under its credit facilities were repaid and its credit facilities were extinguished. The related write-off of the deferred financing costs totaled $2.3 million and prepayment penalties totaled $2.0 million. Both are included in the Other expense (income), net on the Company’s Condensed Consolidated Statements of Comprehensive Loss. Deferred financing costs expense for the nine months ended September 30, 2021 amounted to $0.5 million for the existing debt prior to the Business Combination while issuance costs for the Notes amounted to $0.2 million. Deferred financing costs expense for the three and nine months ended September 30, 2020 amounted to $0.4 million and $1.1 million, respectively, and is included in Interest expense, net on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Note 10 – Income Taxes

The income tax benefit for the three months and nine months ended September 30, 2021 is $1.1 million and $3.3 million, respectively, and the income tax benefit for the three and nine months ended September 30, 2020 is $0.6 million and $6.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2021 is 0.53% and 0.92%, respectively, which is lower than the federal statutory rate of 21.0% primarily due to the increase in valuation allowance and non-deductible expenses related to stock-based compensation, transaction costs and meals and entertainment.

The effective tax rate for the three and nine months ended September 30, 2020 is 21.1% and 22.4%, respectively, which is greater than the federal statutory rate of 21.0% primarily due to state taxes based on apportioned income, research and development credits, and the net operating loss carryback applied to the 2017 tax year which benefited the tax rate. The increased benefit was partially offset by decreases in the rate for foreign taxes based on local country statutory rates, increase in valuation allowance and non-deductible expenses related to stock-based compensation and meals and entertainment.

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

Additionally, the Company follows an accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.1 million for the nine months ended September 30, 2021. The Company did not have any gross unrecognized tax benefits for the three months ended September 30, 2020.

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
The Company believes it will be able to obtain federal tax refunds by carrying back its net operating loss for the year ended December 31, 2020. The net operating loss will be increased due to the changes in QIP and favorable interest expense limitation changes. The anticipated impact to the effective tax rate is an income tax benefit of approximately $0.2 million for the year ended December 31, 2020. The Company estimates the net operating loss carryback will result in a federal refund of approximately $4.5 million. Additionally, the favorable interest expense limitations will reduce its 2019 federal tax payable by approximately $1.2 million.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan”). The American Rescue Plan includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on the Company’s Condensed Consolidated Financial Statements and related disclosures.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company does not expect a material impact of Consolidated Appropriations Act on the Company’s Condensed Consolidated Financial Statements and related disclosures.

On June 29, 2020, the State of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the research and development credit usage for the same period (for credit usages in excess of $5.0 million). These suspensions were considered in preparation of the year ended December 31, 2020 and three months ended September 30, 2021 of the Company’s Condensed Consolidated Financial Statements.

Note 11 – Equity-Based Compensation

Stock-based Compensation Expense
Compensation expense attributable to net stock-based compensation was $5.1 million and $8.6 million for the three and nine months ended September 30, 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of sales	70	—	222	—
Selling and marketing	1,064	51	1,413	116
Research and development	70	—	103	—
General and administrative	3,878	25	6,886	210
Stock-based compensation expense	$5,082	$76	$8,624	$326

Equity Incentive Award Plans
In December 2016, HydraFacial established its 2016 Equity Incentive Award Plan (the “2016 Plan”), the purpose of which was to provide incentives to selected officers and employees, to secure and retain their services, and to strengthen their commitment to HydraFacial. The 2016 Plan provided for grants of time vesting (“Time Vesting Options”) and performance-based equity awards (“Performance Vesting Options”) to Company employees (together the “Options”). The vesting of these Options varies based on whether such Time Vesting Options or Performance Vesting Options as described in the grant agreements.
During May 2020, HydraFacial canceled 1,295 of the Time Vesting Options and 4,440 of the Performance Vesting Options outstanding under the 2016 Plan and replaced these awards with 1,295 of new time vested incentive units and 4,440 of performance based incentive units for certain members of management. All of the time vesting units and performance vesting units immediately vested upon the consummation of the Business Combination. As a result of the accelerated vesting on options and performance units from the consummation of the Business Combination, the Company recognized $1.4 million in stock compensation expense.

At the Company’s special meeting of stockholders held on April 29, 2021, the stockholders approved The Beauty Health Company 2021 Incentive Award Plan (the “2021 Plan”), which became effective upon the consummation of the Business Combination. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to awards granted under the 2021 Plan will be the sum of (i) 14,839,640 and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares equal to 4% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Company’s Board of Directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure, as described below. The maximum number of shares that may be granted with respect to incentive stock options (“ISOs”) under the 2021 Plan is equal to 7,500,000.
Employee Stock Purchase Plan
At the Company’s special meeting of stockholders held on April 29, 2021, the stockholders approved The Beauty Health Company 2021 Employee Stock Purchase Plan (the “ESPP”), which became effective upon the consummation of the Business Combination. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to rights granted under the ESPP will be 2,000,000. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (1) one percent (1%) of the shares outstanding (on an as-converted basis) on the final day of the immediately preceding calendar year, and (2) such smaller number of shares as determined by the Company’s Board of Directors.

Under the current ESPP, eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A Common Stock at certain plan-defined dates. The price of the Company’s Class A Common Stock purchased under the ESPP for the offering periods is equal to 85% of the lesser of the fair market value of a share of common stock of the Company on the beginning or the end of the offering period.

As of September 30, 2021, there were no shares of the Company’s Class A Common Stock that were purchased under the current ESPP. The Company is currently going through its first offering period which ends May 19, 2022.

The Company recognized an immaterial amount of compensation expense related to the ESPP for the three and nine months ended September 30, 2021.
Stock Options
Following the closing of the Business Combination, the Company granted stock options to certain employees. During the nine month period ended September 30, 2021, the Company granted 9,399,200 options with a weighted average exercise price of $13.90. There were no exercises and 149,000 forfeitures of stock options during the nine month period ended September 30, 2021.

Restricted Stock Units
On September 10, 2021, the Company granted 409,743 restricted stock units (“RSUs”) to certain employees. The RSUs granted to our employees are eligible to vest over four years, subject to continued employment on each vesting date. The grants had a fair value of $26.16 on the grant date.
Performance-based restricted stock units (“PSUs”)

PSUs are granted to certain executives, with respect to shares reserved under the 2021 Plan. The PSUs are subject to both a service condition and market condition. Following the end of the four-year service period for the PSUs, the recipients of PSUs who remain employed will vest in, and be issued a number of shares of the Company's Class A Common Stock, ranging from 0% to 375% of the number of PSUs granted, to be determined based upon the performance of the Company's Class A Common Stock over a three-year period. During the nine month period ended September 30, 2021, the Company granted 310,000 PSUs with a weighted-average grant date fair value of $8.25 per unit. There were no exercises and forfeitures during the nine month period ended September 30, 2021. As of September 30, 2021, all 310,000 units were outstanding.

The fair value of PSU awards is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation with the following assumptions:

Input	2021 Grants
Risk-free interest rate	0.50% - 0.65%
Expected volatility of the Company’s Class A Common Stock	55.0%

Note 12 – Commitments and Contingencies

From time to time the Company may be involved in claims, legal actions and governmental proceedings that arise from its business operations. As of September 30, 2021 and December 31, 2020, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, that it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 13 – Concentrations

As of September 30, 2021, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

As of December 31, 2020, the Company had one customer that accounted for 10% or more of the Accounts receivable balance. This customer accounted for 10.5%, or $1.9 million, of the Accounts receivable balance.

No single customer accounted for 10% or more of consolidated Net sales during the three and nine months ended September 30, 2021 and December 31, 2020.

Note 14 – Related-Party Transactions
Registration Rights Agreement
In connection with the consummation of the Business Combination, on May 4, 2021, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with BLS Investor Group LLC and the HydraFacial Stockholders.

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

The Registration Rights Agreement provides that the Company will, within 60 days after the consummation of the Business Combination, file with the SEC a shelf registration statement registering the resale of the shares of Common Stock held by the Restricted Stockholders and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. The Company filed such registration statement on July 19, 2021 and it was declared effective by the SEC on July 26, 2021. The HydraFacial Stockholders are entitled to make up to an aggregate of two demands for registration, excluding short form demands, that the Company register shares of Common Stock held by these parties. In addition, the Restricted Stockholders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement. The Company and the Restricted Stockholders agree in the Registration Rights Agreement to provide customary indemnification in connection with any offerings of Common Stock effected pursuant to the terms of the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, the Sponsor agreed to restrictions on the transfer of their securities issued in the Company’s initial public offering, which (i) in the case of the Founder Shares is one year after the completion of the Business Combination unless (A) the closing price of the Common Stock equals or exceeds $12.00 per share for 20 days out of any 30-trading-day period commencing at least 150 days following the Closing of the Business Combination or (B) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Common Stock underlying the Private Placement Warrants is 30 days after the completion of the Business Combination. The Sponsor and its permitted transferees will also be required, subject to the terms and conditions in the Registration Rights Agreement, not to transfer their Private Placement Warrants (as defined in the Registration Rights Agreement) or shares of Common Stock issuable upon the exercise thereof for 30 days following the Closing.

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
In connection with the consummation of the Business Combination, on May 4, 2021, the Company and LCP Edge Holdco, LLC entered into that certain Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, LCP has the right to designate a number of directors for appointment or election to the Company’s board of directors as follows: (i) one director for so long as LCP holds at least 10% of the outstanding Class A Common Stock, (ii) two directors for so long as LCP holds at least 15% of the outstanding Class A Common Stock, and (iii) three directors for so long as LCP holds at least 40% of the outstanding Class A Common Stock. Pursuant to the Investor Rights Agreement, for so long as LCP holds at least 10% of the outstanding Class A Common Stock, LCP will be entitled to have at least one of its designees represented on the compensation committee and nominating committee and corporate governance committee of the Company’s board of directors.

Amended and Restated Management Services Agreement
HydraFacial entered into a Management Services Agreement, dated December 1, 2016 with Linden Capital Partners III LP (“Linden Capital Partners III”) and DW Management Services, L.L.C. (“DW Management Services”) pursuant to which the parties receive quarterly monitoring fees of the greater of (a) $125,000 and (b) 1.25% of Last Twelve Months EBITDA multiplied by the quotient of (x) the aggregate capital invested by the investors of DW Healthcare Partners IV (B), L.P. (“DWHP Investors”) into LCP and/or its subsidiaries as of such date, divided by (y) the sum of (i) the aggregate capital invested by the DWHP Investors into LCP and/or its subsidiaries, plus (ii) the aggregate capital invested by Linden Capital Partners III into LCP and/or its subsidiaries as of the date of payment. In addition, the management services agreement provides for other fees in relation to services that may be provided in connection with equity and/or debt financing, acquisition of any other business, company, product line or enterprise, or divestiture of any division, business, and product or material assets. The fees vary between 1% and 2% of the related transaction amount. Linden Capital Partners III also received a transaction fee upon the consummation of the Business Combination. In connection with the consummation of the Business Combination, HydraFacial and Linden Capital Partners III amended the Management Services Agreement such that Linden Capital Partners III will continue to provide advisory services to HydraFacial related to mergers and acquisitions. As consideration for such services, HydraFacial will pay a fee, equal to 1% of enterprise value of the target acquired, to Linden Capital Partners III upon the consummation of any such transaction. The Company has also agreed to reimburse Linden Capital Partners III for certain expenses in connection with such advisory services.

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, its subsidiary, Edge Systems LLC, and Linden Capital III LLC, the general partner of Linden Manager III LP (the “Linden Manager”) entered into an Amended and Restated Management Services Agreement pursuant to which the Linden Manager may continue to provide advisory services at the request of the Company related to mergers and acquisitions. As consideration for such services, the Company will pay a fee, equal to 1% of enterprise value of the target acquired, to the Linden Manager upon the consummation of any such transaction. The Company has also agreed to reimburse Linden Manager for certain expenses in connection with such advisory services.

HydraFacial recorded approximately $0.2 million and $1.0 million of charges related to management services fees for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Loss. There were immaterial amounts due to these related parties at September 30, 2021 and September 30, 2020. In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in General and administrative expenses on the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Former Related Party Note Receivable
HydraFacial issued shares to a key member of management in exchange for a note receivable with a $0.6 million face value. Interest on the note accrues at a rate of 8% and matures in December 2022. Interest receivable is presented as a component of other assets on the Company’s Condensed Consolidated Balance Sheets. As there was no intent for the issuer to pay the note within a reasonably short period of time, HydraFacial has presented the note as a deduction of stockholders’ deficit. In connection with the consummation of the Business Combination, the outstanding note receivable amount was settled.

Former Long-term Debt Due to Related Parties
On April 10, 2020, the Company’s existing Credit Agreement with a bank that is also a related party was amended to include a “PIK” interest component of 2% that accrues on the outstanding balances of the Term Loan and Revolver. Additionally, the Company is required to pay an early prepayment fee of 2.00% of the amount prepaid or repaid on the Term Loan prior to April 10, 2021, and 1.00% if prepaid between April 11, 2021 and April 10, 2022. During the three months ended September 30, 2021, in connection with the consummation of the Business Combination, all outstanding debt was paid. As of September 30, 2021, there was no amount due to related parties in connection with the Term Loan and Revolver.
On April 10, 2020, HydraFacial also entered into a second credit facility with a related party to provide for borrowings of $30.0 million (the “Term A Loan”). In connection with the consummation of the Business Combination, all outstanding debt was paid. As of September 30, 2021, there was no amount due to a related parties in connection with the Term A Loan and related PIK Interest.
Related Party Leases
Signal Hill Office
HydraFacial leases its office in Signal Hill, California, from an entity owned by former minority stockholders of HydraFacial who are no longer active employees. Lease expense under this lease was $0.2 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Miami Beach Office
The Company maintains an office in Miami Beach, Florida, whereby the Company, on a monthly basis, reimburses an entity owned by the Company’s Executive Chairman that makes such office available to the Company for its employees and affiliates.
Sales to Related Parties
HydraFacial sells to a customer that is owned directly or indirectly by a key member of management. Sales for this related party and the outstanding accounts receivable balance are as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Sales to related party	$149	$90	$396	$193

(in thousands)	September 30, 2021	December 31, 2020
Accounts receivable due from related party	$395	$250

Note 15 - Stockholders’ Deficit

Common Stock
The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 133,490,012 and 35,501,743, respectively, of Class A Common Stock issued and outstanding. The Class A Common Stock is entitled to one vote per share and all shares are outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.
In connection with the Business Combination on May 4, 2021, the Company issued 35,000,000 shares of Class A Common Stock to certain qualified institutional buyers and accredited investors that agreed to purchase such shares in connection with the Business Combination for aggregate consideration of $350 million. The Company also issued 35,501,743 shares of Class A Common Stock as partial compensation to the HydraFacial Stockholders for the Business Combination.

Preferred Stock
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

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
Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Americas	$45,046	$21,181	$118,986	$54,563
Asia-Pacific	10,490	5,301	31,721	9,619
Europe, the Middle East and Africa	12,611	8,078	31,490	17,030
Total net sales	$68,147	$34,560	$182,197	$81,212
As of September 30, 2021 and December 31, 2020, substantially all of the Company’s property, plant and equipment was held in the United States.

Note 17 – Net Loss Attributable to Common Shareholders
Net loss attributable to common stockholders is computed by deducting both the dividend distributions declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net loss (“Basic EPS”). Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the total of the weighted average common stock outstanding shares outstanding during the period.
Diluted EPS for the three and nine months ended September 30, 2021 and 2020, exclude the dilutive effect of stock option shares because their inclusion would be anti-dilutive for all periods.
The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Basic and diluted loss per share:
Net loss	$(215,145)	$(2,214)	$(357,797)	$(21,682)
Shares used in computation:
Weighted average common shares outstanding	132,306,346	35,392,316	87,219,681	33,870,903
Basic and diluted loss per share:	$(1.63)	$(0.06)	$(4.10)	$(0.64)

The following potentially dilutive weighted average shares were not included in the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock Options	8,521,900	724	5,557,267	724
RSUs and PSUs	1,175,247	—	783,498	—
Public and Private Warrants	24,666,666	—	16,444,444	—
Convertible Note Securities	11,807,213	—	7,871,475	—

Note 18 – Subsequent Events
Warrant Redemption
On October 4, 2021, the Company delivered a Notice of Redemption (the “Notice of Redemption”) calling for the redemption (the “Redemption”) of all of its outstanding public warrants (“Public Warrants”) to purchase shares of the Company’s Class A Common Stock that were issued under the Warrant Agreement, dated September 29, 2020 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company (“CST”), as warrant agent (“Warrant Agent”), as part of the units sold in the Company’s initial public offering, and that remain outstanding following 5:00 p.m. New York City time on November 3, 2021 (“Redemption Date”), for a redemption price of $0.10 per public warrant.

On November 8, 2021, the Company announced the results of the completed redemption of all of its outstanding public warrants to purchase shares of the Company’s Class A common stock, par value $0.0001 per share, that were issued under the Warrant Agreement. In connection with the Redemption, 16,123,235 Public Warrants were exercised for cash at an exercise price of $11.50 per share of Common Stock, and 74,104 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 26,732 shares of Common Stock, in each case in accordance with the terms of the Warrant Agreement, representing approximately 99.5% of the outstanding Public Warrants. Total cash proceeds generated from exercises of the Public Warrants were $185.4 million.

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
Important factors, among others, that may affect actual results or outcomes include the inability to recognize the anticipated benefits of the Business Combination; costs related to the Business Combination; the inability to maintain the listing of The Beauty Health Company’s shares on Nasdaq; The Beauty Health Company’s availability of cash for debt service and exposure to risk of default under debt obligations; The Beauty Health Company’s ability to manage growth; The Beauty Health Company’s ability to execute its business plan; potential litigation involving The Beauty Health Company; changes in applicable laws or regulations; the possibility that The Beauty Health Company may be adversely affected by other economic, business, and/or competitive factors; and the impact of the continuing COVID-19 pandemic on our business. The Beauty Health Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q.
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
HydraFacial’s business model has two predominant revenue streams: Delivery Systems (as defined below) and Consumables (as defined below). Delivery Systems are purchased up-front. Consumable single- and multi-use serums, tips and boosters or “Consumables” to provide treatments using our Delivery Systems are purchased on a recurring basis. The expansion of the number of Delivery Systems installed, or “install base,” increases the foundation for future revenue by creating a larger base to drive consumable sales. We believe that as the install base grows and Delivery Systems become more productive, recurring revenue will grow to become a larger share of the business.
HydraFacial has more than tripled Net Sales from $48 million for the year ended December 31, 2016 to $166 million for the year ended December 31, 2019, growing its footprint both in the US and internationally. Net sales decreased in 2020 as a result of COVID-19 restrictions, but have rebounded since the onset of the pandemic, as Net sales increased $33.5 million, or 97.2%, for the three months ended September 30, 2021 when compared with the Net sales for the three months ended September 30, 2020. For the nine months ended September 30, 2021 compared to September 30, 2020, Net sales increased $101.0 million, or 124.3%. Financial metrics we use to track our goals include revenue growth, Adjusted gross profit and Adjusted EBITDA. For a definition of Key Performance Indicators (“KPIs”) see the section titled “—Key Operational and Business Metrics”.

Recent Developments

Convertible Senior Notes
On September 14, 2021, we issued $750 million aggregate principal amount of our 1.25% Convertible Senior Notes due 2026 (the “ Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of common stock. We used $90.2 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions. The net proceeds from the issuance of the Notes were approximately $638.7 million, net of capped call transaction costs of $90.2 million and debt issuance costs totaling $21.1 million. See Note 9 - Debt, to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Capped Call Transactions
Capped call transactions cover the aggregate number of shares of our common stock that will initially underlie the Notes, and generally reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. See Note 2 - Summary of Significant Accounting Policies, to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

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
During the year ended December 31, 2020, we took and may continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. Starting in April 2020, after the government mandated shutdowns, we experienced a significant decline in sales during the second quarter of 2020, and took certain corrective measures. HydraFacial furloughed a majority of its workforce and went through a restructuring process, which included the write-off of certain product lines, and costs incurred for assistance provided by third-party consultants to assist in managing the downturn. Subsequent to the downturn experienced during the second quarter of 2020, our revenues increased, and we returned to having positive Adjusted EBITDA in the latter half of 2020. This trend continued into the third quarter of 2021. We successfully managed the variable portion of our cost structure to better align with revenue, which was significantly reduced during the downturn. Additionally, nearly all of our furloughed employees have returned to work.

Business Combination and Public Company Costs

On May 4, 2021, HydraFacial consummated the previously announced Business Combination pursuant to that certain Merger Agreement, dated December 8, 2020 with Vesper Healthcare Acquisition Corp. (“Vesper"), pursuant to which Vesper acquired, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries. Upon closing, the combined entity was renamed The Beauty Health Company and trades on the Nasdaq Capital Market under the ticker symbol “SKIN”.

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

The merger consideration included both cash consideration and consideration in the form of newly issued Class A Common Stock. The aggregate cash consideration paid to the former HydraFacial stockholders at the Closing was approximately $368.0 million, consisting of the Vesper’s cash and cash equivalents as of the closing of the Business Combination including proceeds of $350.0 million from Vesper’s Private Placement of an aggregate of 35,000,000 shares of Class A Common Stock, and approximately $433.0 million of cash available to Vesper from the Trust Account that held the proceeds from Vesper’s initial public offering after giving effect to income and franchise taxes payable in respect of interest income earned in the Trust Account), and redemptions that were elected by Vesper’s public stockholders, minus approximately $224.0 million used to repay HydraFacial’s outstanding indebtedness at the Closing, minus approximately $94.0 million of transaction expenses of HydraFacial and Vesper, minus $100.0 million. The remainder of the consideration paid to the HydraFacial stockholders consisted of 35,501,743 newly issued shares of Class A Common Stock. The foregoing consideration paid to the HydraFacial stockholders may be further increased by amounts payable as earn-out shares of Class A Common Stock pursuant to the terms of the Merger Agreement.

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
Following the consummation of the Business Combination, we became an SEC-registered and NASDAQ-listed company, which required us to hire additional staff and implement procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting, legal and administrative resources and fees.

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

Demographics
HydraFacial benefits from a large, young and diverse customer base and the ability to serve a large percentage of the population given that HydraFacial’s patented technology addresses all skin, regardless of type, age or gender. At the intersection of the medical and consumer retail markets, the large potential customer base should provide significant upside to drive top-line growth. HydraFacial over indexes with males, significantly increasing the Total Addressable Market (TAM) compared to peers and the mix of male customers is growing at two times the rate of female customers. HydraFacial customers are young; approximately 50% of HydraFacial customers are Millennials, and approximately 30% of HydraFacial’s beauty retail customers are under the age of 24. As the Millennial and Gen Z consumers age, they appear to be taking skincare more seriously and willing to invest in premium treatments, such as those offered by HydraFacial.
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
Geographic Expansion
HydraFacial’s recent growth has been driven in part by our international strategy. 34% of HydraFacial’s total revenue during the third quarter of fiscal year 2021 came from outside the United States and Canada. Our diverse distribution channels create a significant opportunity within our existing retail and wholesale channels, as well as new locations abroad. We plan to expand our global footprint, building out our team and infrastructure for further penetration across Asia, Europe and Latin America.

Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. Amounts and percentages may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2021	2020	2021	2020
Delivery Systems net sales	$36.2	$15.9	$96.8	$36.0
Consumables net sales	32.0	18.6	85.4	45.2
Total net sales	$68.1	$34.6	$182.2	$81.2
Consolidated gross profit	$46.1	$21.0	$125.1	$44.2
Consolidated gross margin	67.6%	60.6%	68.6%	54.4%
Net loss	$(215.1)	$(2.2)	$(357.8)	$(21.7)
Adjusted EBITDA	$5.8	$7.6	$24.2	$4.2
Adjusted EBITDA margin	8.5%	21.9%	13.3%	5.1%
Adjusted gross profit	$48.7	$23.6	$133.0	$52.4
Adjusted gross margin	71.5%	68.3%	73.0%	64.5%
Adjusted net income (loss)	$2.5	$0.9	$2.8	$(10.3)

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
Cost of Sales
HydraFacial’s cost of sales consists of Delivery System and Consumables product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory. As we launch new products and expand our presence internationally, we expect to incur higher cost of sales as a percentage of net sales because we have not yet achieved economies of scale with these items.
Selling and Marketing
Selling and marketing expense consists of personnel-related expenses, sales commissions, travel costs, training and advertising expenses incurred in connection with the sale of our products. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products, grow our global footprint, and drive consumer demand in the ecosystem. Selling and marketing expense as a percentage of net sales may fluctuate from period to period based on net sales and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.
Research and Development
Research and development expense primarily consists of personnel-related expenses, tooling and prototype materials, technology investments, and other expenses incurred in connection with the development of new products and internal technologies. We expect our research and development expenses to vary from period to period as a percentage of net sales, as HydraFacial plans to continue to innovate and invest in new technologies and to enhance existing technologies to fuel future growth as a category creator.
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
We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses and professional services. In addition, we expect to continue to incur additional IT expenses as we scale HydraFacial and enhance our ecommerce, digital and data utilization capabilities. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of net sales.

Other Income (Expense), Net
Other income (expense) consists of the change in fair value of both the public and private placement warrants and earn-out shares liability, interest expense, deferred financing write-off costs and prepayment penalties related to the repayment of our long-term debt, foreign currency transaction gains and losses and investment income. Foreign currency transaction gains and losses are generated by settlements of intercompany balances and invoices denominated in other currencies other than the reporting currency. We expect other income (expense) to increase in absolute dollars as we grow internationally and obtain additional financing. Other income (expense) as a percentage of revenue will fluctuate period to period along with interest rates, exchange rates and other factors not related to normal business operations.
Income Tax Provision (Benefit)
The provision for income taxes consists primarily of income taxes related to federal, state and foreign jurisdictions in which we conduct business.

Results of Operations
The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three and nine months ended September 30, 2021 and September 30, 2020 have been derived from the interim condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

Comparison of Three Months Ended September 30, 2021 to Three Months Ended September 30, 2020

	Three Months Ended September 30,
(in millions)	2021	% of Net Sales	2020	% of Net Sales
Net sales	$68.1	100.0%	$34.6	100.0%
Cost of sales	22.1	32.4%	13.6	39.4
Gross profit	46.1	67.6%	21.0	60.6
Operating expenses
Selling and marketing	30.5	44.7	10.5	30.5
Research and development	1.9	2.8	0.6	1.7
General and administrative	19.2	28.2	7.1	20.4
Total operating expenses	51.5	75.6	18.2	52.6
Income (loss) from operations	(5.5)	(8.0)	2.8	8.1
Other expense, net	210.8	309.4	5.6	16.2
Loss before provision for income tax	(216.3)	(317.4)	(2.8)	(8.1)
Income tax benefit	(1.1)	(1.7)	(0.6)	(1.7)
Net loss	$(215.1)	(315.7)%	$(2.2)	(6.4)%
Net Sales

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Net sales
Delivery Systems	$36.2	$15.9	$20.3	127.2%
Consumables	32.0	18.6	13.4	71.5%
Total net sales	$68.1	$34.6	$33.5	97.2%
Percentage of net sales
Delivery Systems	53.1%	46.1%
Consumables	46.9%	53.9%
Total	100.0%	100.0%

Total net sales for the three months ended September 30, 2021 increased $33.5 million, or 97.2%, compared to the three months ended September 30, 2020. Delivery System sales for the three months ended September 30, 2021 increased $20.3 million, or 127.2%, compared to the three months ended September 30, 2020. Delivery Systems units sold for the three months ended September 30, 2021 increased primarily due to strong trends in the U.S. and Mexico as markets reopened and consumer demand accelerated, as well as continued strength in China and Australia despite partial closures due to the Delta variant. Similarly, Consumables sales for the three months ended September 30, 2021 increased $13.4 million, or 71.5%, compared to the three months ended September 30, 2020. The increase in Consumables sales was primarily attributable to rebounding sales volume following the COVID-19 pandemic, as domestic and international stay-at-home orders were lifted and commercial operations were allowed to resume with social distancing restrictions during the three months ended September 30, 2021.
Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Cost of sales	$22.1	$13.6	$8.5	62.3%
Gross profit	$46.1	$21.0	$25.1	119.9%
Gross margin	67.6%	60.6%
Cost of sales increased 62.3% driven by increased sales volume and a shift in the product mix to HydraFacial Delivery Systems. Gross margin increased from 60.6% during the three months ended September 30, 2020 to 67.6% during the three months ended September 30, 2021. The improvement in gross profit was due to fixed cost leverage from higher sales, improved average selling prices for Delivery Systems, as well as cost savings initiatives.
Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Selling and marketing	$30.5	$10.5	$20.0	188.9%
As a percentage of net sales	44.7%	30.5%
Selling and marketing expense for the three months ended September 30, 2021 increased $20.0 million, or 188.9%, compared to the three months ended September 30, 2020. The overall increase as a percentage of net sales was driven by higher sales commissions of $5.2 million, which included $0.3 million in sales commissions from international operations, primarily attributable to the overall increase in sales. Personnel-related expenses increased by $6.8 million, which included a $2.3 million increase from our international operations, primarily attributable to increased headcount, and stock-based compensation expense of $1.1 million. In addition, personnel-related training expenses increased by $1.4 million and marketing spend increased by $1.4 million as we moved forward with marketing programs after COVID-19 restrictions were lifted and markets reopened.
Research and Development

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Research and development	$1.9	$0.6	$1.3	225.8%
As a percentage of net sales	2.8%	1.7%
Research and development expense for the three months ended September 30, 2021 increased $1.3 million, or 225.8%, compared to the three months ended September 30, 2020. The increase was due to increased expenses related to investments in new skincare treatment technologies of $1.0 million.

General and Administrative

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
General and administrative	$19.2	$7.1	$12.1	172.2%
As a percentage of net sales	28.2%	20.4%
General and administrative expense for the three months ended September 30, 2021 increased $12.1 million, or 172.2%, compared to the three months ended September 30, 2020. Stock-based compensation expense increased by $3.9 million and personnel-related expenses increased by $1.3 million primarily due to increased headcount and higher sales. We incurred additional public company costs, which included directors’ and officers’ liability insurance, Sarbanes-Oxley Act compliance and additional audit and tax related services of $1.7 million, increased legal fees of $1.2 million, and one-time transaction costs of $0.9 million.
Other (Income) Expense, Net and Income Tax Provision

	Three Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Other expense, net	$210.8	$5.6	$205.2	3670.0%
Income tax benefit	$(1.1)	$(0.6)	$(0.5)	90.4%
Other expense, net, was $210.8 million for the three months ended September 30, 2021 compared to $5.6 million for the three months ended September 30, 2020. The increase was primarily driven by the changes in the fair values of the Warrant liability and Earn-out Shares liability of $199.3 million and $10.6 million, respectively.

Comparison of Nine Months Ended September 30, 2021 to Nine Months Ended September 30, 2020

	Nine Months Ended September 30,
(in millions)	2021	% of Net Sales	2020	% of Net Sales
Net sales	$182.2	100.0%	$81.2	100.0%
Cost of sales	57.1	31.4	37.1	45.6
Gross profit	125.1	68.6	44.2	54.4
Operating expenses
Selling and marketing	74.5	40.9	34.4	42.4
Research and development	6.3	3.5	2.5	3.1
General and administrative	73.6	40.4	19.7	24.2
Total operating expenses	154.5	84.8	56.6	69.7
Loss from operations	(29.4)	(16.2)	(12.5)	(15.4)
Other expense, net	331.7	182.0	15.5	19.1
Loss before provision for income tax	(361.1)	(198.2)	(27.9)	(34.4)
Income tax benefit	(3.3)	(1.8)	(6.3)	(7.7)
Net loss	$(357.8)	(196.4)%	$(21.7)	(26.7)%
Net Sales

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Net sales
Delivery Systems	$96.8	$36.0	$60.8	169.0%
Consumables	85.4	45.2	40.2	88.8%
Total net sales	$182.2	$81.2	$101.0	124.3%
Percentage of net sales
Delivery Systems	53.1%	44.3%
Consumables	46.9%	55.7%
Total	100.0%	100.0%

Total net sales for the nine months ended September 30, 2021 increased $101.0 million, or 124.3%, compared to the nine months ended September 30, 2020. Delivery System sales for the nine months ended September 30, 2020 increased $60.8 million, or 169.0%, compared to the nine months ended September 30, 2020. Delivery Systems units sold for the nine months ended September 30, 2020 increased primarily due to both increased consumer demand and continued strength in the Asia-Pacific region. Similarly, Consumables sales for the nine months ended September 30, 2021 increased $40.2 million, or 88.8%, compared to the nine months ended September 30, 2020. The increase in Consumables sales was primarily attributable to rebounding sales volume following the COVID-19 pandemic.
Cost of Sales, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Cost of sales	$57.1	$37.1	$20.0	54.2%
Gross profit	$125.1	$44.2	$80.9	183.2%
Gross margin	68.6%	54.4%
Cost of sales increased 54.2% driven by increased sales volume and a shift in the product mix to HydraFacial Delivery Systems. Gross margin increased from 54.4% during the nine months ended September 30, 2021 to 68.6% during the nine months ended September 30, 2020, primarily due to fixed cost leverage from higher sales volumes coupled with cost saving initiatives, partially offset by higher logistics costs.

Sales and Marketing

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Selling and marketing	$74.5	$34.4	$40.1	116.5%
As a percentage of net sales	40.9%	42.4%
Selling and marketing expense for the nine months ended September 30, 2021 increased $40.1 million, or 116.5%, compared to the nine months ended September 30, 2020. The overall decrease as a percentage of net sales was due to higher sales commissions of $14.8 million, which included $1.3 million in sales commissions from international operations, primarily attributable to overall increases in sales. Personnel-related expenses increased by $14.5 million, which included a $3.9 million increase from our international operations, primarily attributable to increased headcount, and stock-based compensation expense of $1.4 million. In addition, personnel-related training and certification expenses increased by $3.0 million and increased marketing spend of $2.7 million.
Research and Development

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Research and development	$6.3	$2.5	$3.8	147.9%
As a percentage of net sales	3.5%	4.3%
Research and development expense for the nine months ended September 30, 2021 increased $3.8 million, or 147.9%, compared to the nine months ended September 30, 2020. The increase was due to increased expenses related to investments in new skincare treatment technologies of $3.5 million.

General and Administrative

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
General and administrative	$73.6	$19.7	$53.9	274.6%
As a percentage of net sales	40.4%	24.3%
General and administrative expense for the nine months ended September 30, 2021 increased $53.9 million, or 274.6%, compared to the nine months ended September 30, 2020. Transaction costs increased by $32.3 million related to the consummation of the Business Combination, primarily consisting of $21.0 million paid to the former owner of HydraFacial as well as professional fees for financial advisory, legal and accounting services. The consummation of the Business Combination during the nine months ended September 30, 2021 also drove an increase of $6.7 million in stock-based compensation which includes $1.4 million in related to the accelerated vesting due to Business Combination. Personnel-related expenses increased by $5.8 million primarily due to increased headcount and higher sales.
Other (Income) Expense, Net and Income Tax Provision

	Nine Months Ended September 30,		Change
(in millions)	2021	2020	Amount	%
Other expense, net	$331.7	$15.5	$316.2	2043.8%
Income tax benefit	$(3.3)	$(6.3)	$3.0	(47.2)%
Other expense, net, was $331.7 million for the nine months ended September 30, 2021 compared to $15.5 million for the nine months ended September 30, 2020. The increase was primarily driven by the changes in the fair values of our Warrant liability and Earn-out Share liability of $271.3 million and $47.1 million, respectively. In connection with the consummation of the Business Combination, we repaid all long-term borrowings and incurred a total of $4.3 million in prepayment penalties and deferred financing cost write-offs. Income tax benefit decreased primarily due to an increase in valuation allowance and various non-deductible expenses.

Liquidity and Capital Resources
Our operations have been funded primarily through cash flow from operating activities and net proceeds received from the consummation of the Business Combination. As of September 30, 2021, we had cash and cash equivalents of approximately $718.6 million. On September 14, 2021, we issued $750 million aggregate principal amount of our 1.25% Notes due 2026.
We believe our existing cash and cash equivalent balances (including the cash consideration received from the consummation of the Business Combination and the cash received from the issuance of the Notes) and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, expansion and overall economic conditions. We expect capital expenditures of up to $15.0 million for the year ended December 31, 2021. We anticipate using cash from the Business Combination, cash from the issuance of the Notes and cash generated through the normal course of operations to fund these items.
To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives.

Subsequent to September 30, 2021, on October 4, 2021, we delivered a Notice of Redemption for all of our outstanding public warrants to purchase shares of BeautyHealth's Class A common stock. On November 8, 2021, BeautyHealth announced 16,123,235 public warrants were exercised for total cash proceeds of $185.4 million.

Convertible Senior Notes
On September 14, 2021, we issued $750 million aggregate principal amount of our 1.25% Notes due 2026. The net proceeds from the issuance of the Notes were approximately $638.7 million, net of capped call transaction costs of $90.2 million and debt issuance costs totaling $21.1 million. See Note 9 - Debt, to the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.

Cash Flows
The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Nine Months Ended September 30,
(in millions)	2021	2020
Cash and cash equivalents at beginning of period	$9.5	$7.3
Operating activities:
Net loss	(357.8)	(21.7)
Non-cash adjustments	343.5	16.8
Changes in working capital	(17.4)	(7.2)
Net cash flows used in operating activities	(31.6)	(12.0)
Net cash flows used in investing activities	(29.2)	(2.7)
Net cash flows from financing activities	770.8	19.2
Net change in cash and cash equivalents	710.0	4.5
Effect of foreign currency translation	(0.8)	0.1
Cash and cash equivalents at end of period	$718.6	$11.8

Operating Activities
Net cash used in operating activities of $31.6 million for the nine months ended September 30, 2021 was primarily due to the net loss of $357.8 million. The net loss was impacted by non-cash adjustments of $343.5 million, primarily related to fair value adjustments to Earn-out shares liability and Warrant liabilities, partially offset by a decrease in net change in working capital of $17.4 million. The total increase in net operating assets and liabilities was primarily due to the increase in accounts receivable of $17.3 million and offset by an increase in accrued payroll and taxes.

Net cash used in operating activities of $12.0 million for the nine months ended September 30, 2020 was primarily due to the net loss of $21.7 million. The net loss was impacted by non-cash adjustments of $16.8 million primarily related to depreciation and amortization, partially offset by a decrease in net change in working capital of $7.2 million. The total increase in net operating assets and liabilities was primarily due to a $5.1 million increase in income tax receivables and a $1.8 million decrease in accrued payroll and other expenses offset by a $4.1 million decrease in accounts receivable
Investing activities
Cash used in investing activities for the nine months ended September 30, 2021 of $29.2 million was primarily related to our business acquisitions of distributors in Australia, Germany, Mexico and France with cash paid of $22.9 million, net of cash acquired, $4.9 million in capital expenditures and $2.2 million in capitalized software.
Cash used in investing activities for the nine months ended September 30, 2020 of $2.7 million was primarily related to capital expenditures.
Financing activities
Net cash from financing activities of $770.8 million for the nine months ended September 30, 2021 was primarily related to the proceeds received from the issuance of convertible senior notes and Business Combination. The proceeds were offset by the payoff of long-term debt of $225.5 million and proceeds from our issuance of convertible senior notes.
Net cash from financing activities of $19.2 million for the nine months ended September 30, 2020 was primarily related to proceeds from borrowings of $36.5 million, net of debt repayments and issuance costs of $16.4 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the condensed consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity/deficit, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those noted below.

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

Stock-Based Compensation

We measure and recognize compensation expenses for stock options, RSUs, and PSUs to employees on a straight-line basis over the vesting period based on their grant date fair values. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model and the fair value of PSUs on the date of grant using a Monte Carlo simulation. The fair value of the RSUs is based on the closing price of our common stock on the grant date.

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

The key estimates and factors used in the valuation models would include revenue growth rates and profit margins based on our internal forecasts, our specific weighted average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment, when applicable, as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in a non-cash impairment charge. Such charge could have a material effect on the consolidated financial statements.

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

Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. Significant judgement is required to determine if a valuation allowance is needed. As of September 30, 2021, HydraFacial had incurred cumulative pre-tax losses, and as a result, does not rely on its projections as a source of income that would give us the ability to realize our deferred tax assets. In order to determine the realizability of our deferred income tax assets, we have pointed to the reversal of our taxable temporary differences as a source of income that will result in the realization of our deferred income tax assets. During the year ended December 31, 2020, and due to the pre-tax loss recorded, we began to accrue for a valuation allowance for the portion of deferred income tax assets that will not be realized through the reversal of taxable temporary differences.

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

Warrant Liabilities

We classify the Public and Private Placement Warrants (“Warrant liabilities”) as liabilities on our Condensed Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. In certain events outside of our control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Warrant liabilities were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Condensed Consolidated Statements of Comprehensive Loss.

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

Convertible Senior Notes

We consider the Notes in “Long-term liabilities” at face value net of issuance costs in accordance with ASC 470-20, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”). If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability.

Capped Call Transactions

We consider the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in its condensed consolidated balance sheet. We also determined that the capped call option contracts meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. Instead the capped call options are recorded in APIC and not remeasured.

Recent Accounting Pronouncements
See Note 2 of the notes to our Condensed Consolidated Financial Statements in the section titled “—Recently Issued Accounting Pronouncements” in our Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted.

Off Balance Sheet Arrangements
None

Known Trends or Uncertainties
We operate in the beauty health industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing products.
The majority of our customers are in the medical, (dermatologists and plastic surgeons), esthetician, and beauty retail industry. During economic downturns, we have seen consolidations in such industries. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis. As a result, our growth rate could be affected by consolidation and downsizing in the medical, esthetician, and beauty retail industry.

Furthermore, it remains unclear how governmental authorities, including the Food and Drug Administration (“FDA”), will regulate the products that we sell, and in the case of the FDA, whether and when it will propose or implement new or additional regulations. Unforeseen regulatory obstacles or compliance costs may hinder our business in both the short and long-term as well.

Non-GAAP Financial Measures
In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (GAAP), management utilizes certain non-GAAP performance measures, Adjusted net income (loss), Adjusted EBITDA (loss), Adjusted EBITDA margin, Adjusted gross profit, and Adjusted gross margin, for purposes of evaluating our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP operating measures, when reviewed collectively with our GAAP financial information, provide useful supplemental information to investors in assessing our operating performance.

Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted net income (loss), Adjusted EBITDA and Adjusted EBITDA margin are key performance measures that management uses to assess its operating performance. Because Adjusted net income (loss), Adjusted EBITDA and Adjusted EBITDA margin facilitates internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

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

The following table reconciles our Net loss to Adjusted net income (loss) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited (in thousands)	2021	2020	2021	2020
Net loss	$(215,145)	$(2,214)	$(357,797)	$(21,682)
Adjusted to exclude the following:
Change in fair value of warrant liability	199,306	—	271,333	—
Change in fair value of earn-out shares liability	10,575	—	47,100	—
Amortization expense	3,521	3,068	9,373	9,468
Stock-based compensation expense	5,082	76	8,624	326
Other expense (income)	(24)	(23)	4,290	(84)
Management fees (1)	—	217	209	953
Transaction related costs (2)	1,156	204	32,313	1,011
Other non-recurring and one-time fees (3)	452	569	590	3,334
Aggregate adjustment for income taxes	(2,437)	(992)	(13,252)	(3,620)
Adjusted net income (loss)	$2,486	$905	$2,783	$(10,294)

The following table reconciles our net loss to Adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited (in thousands)	2021	2020	2021	2020
Net loss	$(215,145)	$(2,214)	$(357,797)	$(21,682)
Adjusted to exclude the following:
Change in fair value of warrant liability	199,306	—	271,333	—
Change in fair value of earn-out shares liability	10,575	—	47,100	—
Depreciation and amortization expense	4,566	3,704	11,904	11,007
Stock-based compensation expense	5,082	76	8,624	326
Interest expense	530	5,629	8,289	15,447
Income tax benefit	(1,129)	(593)	(3,305)	(6,260)
Other expense (income)	(24)	(23)	4,290	(84)
Foreign currency (gain) loss, net	431	(14)	663	108
Management fees (1)	—	217	209	953
Transaction related costs (2)	1,156	204	32,313	1,011
Other non-recurring and one-time fees (3)	452	569	590	3,334
Adjusted EBITDA	$5,800	$7,555	$24,213	$4,160
Adjusted EBITDA margin	8.5%	21.9%	13.3%	5.1%
____________________
(1) Represents quarterly management fees paid to the majority shareholder of HydraFacial based on a pre-determined formula. Following the Business Combination, these fees are no longer paid.
(2) For the nine months ended September 30, 2021 such amount primarily represents direct costs incurred with the Business Combination, including $21.0 million paid to the former owner of HydraFacial, and to prepare HydraFacial to be marketed for sale by HydraFacial’s shareholders in previous periods.
(3) For the three and nine months ended September 30, 2021 such costs primarily represent one-time retention awards related to the distributor acquisitions. For the three and nine months ended September 30, 2020, respectively, such costs primarily represent COVID-19 related restructuring cost of $0.2 million and $2.3 million including write-off of expired Consumables, discontinued product lines, human capital and cash management consultants, and, to a lesser extent, costs associated with a former warehouse and assembly facility during the transition period.

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

We believe Adjusted gross profit and Adjusted gross margin are useful measures to us and to our investors to assist in evaluating our operating performance because it provides consistency and direct comparability with our past financial performance and between fiscal periods, as the metric eliminates the effects of amortization and depreciation as well as stock-based compensation expense, which are non-cash expenses that may fluctuate for reasons unrelated to overall continuing operating performance. Adjusted gross margin has been and will continue to be affected by a variety of factors, including the product mix, geographic mix, direct vs. indirect mix, the average selling price on Delivery Systems, and new product launches. We expect our Adjusted gross margin to fluctuate over time depending on the factors described above.

The following table reconciles Gross profit to Adjusted gross profit for the periods indicated. Amounts and percentages may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net sales	$68.1	$34.6	$182.2	$81.2
Cost of sales	22.1	13.6	57.1	37.1
Gross profit	$46.1	$21.0	$125.1	$44.2
Gross margin	67.6%	60.6%	68.6%	54.4%
Adjusted to exclude the following:
Stock-based compensation expense included in cost of sales	$0.1	$—	$0.2	$—
Depreciation and amortization expense included in cost of sales	2.6	2.7	7.7	8.2
Adjusted gross profit	$48.7	$23.6	$133.0	$52.4
Adjusted gross margin	71.5%	68.3%	73.0%	64.5%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of approximately $718.6 million as of September 30, 2021. We do not enter into investments for trading or speculative purposes. Our debt obligations related to the Notes are long-term in nature with fixed interest rates. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates.

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

While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. As of September 30, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates would not have had a material impact to our consolidated results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 4. Controls and Procedures.
Background of Material Weakness

In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2020 and the audit of HydraFacial as of and for the year ended December 31, 2020, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses are related to 1) an error in our application of guidance associated with “ASC 480: Distinguishing Liabilities from Equity,” which needed to be modified to appropriately present the impact on the accounting treatment of the temporary equity as a result of the private investment in public equity transaction that is subject of the subscription agreements entered into by the Company with certain investors on December 8, 2020 and 2) HydraFacial’s general segregation of duties, including the review and approval of journal entries, our lack of sufficient accounting resources and the lack of a formalized risk assessment process. These material weaknesses may not allow for us to have proper segregation of duties and the ability to close our books and records and report our results, including required disclosures and complex accounting matters, on a timely basis.

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:

• We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes;

• We are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, if appropriate;

• We are designing and implementing information technology and application controls in our financially significant systems to address our relative information processing objectives; and

• We are developing a comprehensive risk assessment process and a plan to respond to those risks.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal controls over financial reporting and will continue to diligently review our internal control over financial reporting.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses that existed as of December 31, 2020 accordingly disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and also disclosed in the HydraFacial audited financial statements in our Definitive Proxy Statement filed on April 7, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Changes in Internal Control over Financial Reporting

Other than described in this Item 4, there has been no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our material pending legal proceedings, please see Note 12, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors described in our Registration Statement on Form S-1 filed with the SEC on July 19, 2021, which could materially affect our business, financial condition, or future results. In evaluating our business, you should carefully consider the risk factors discussed in our Registration Statement on Form S-1, as updated by the risk factors described in this Quarterly Report on Form 10-Q and our subsequent filings under the Exchange Act. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could result in a significant or material adverse effect on our business, prospects, financial condition and results of operations.

Risks Related to our Securities

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our common stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or preferred shares. Future acquisitions could require substantial additional capital in excess of cash from operations. We may obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, and/or cash from operations.

Furthermore, issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of existing stockholders or reduce the market price of our common stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings.

In addition to potential dilution associated with future offerings of debt or equity securities, we currently have significant numbers of securities outstanding that may be exercisable for our common stock, which may result in significant dilution and downward pressure on our stock price.

As of November 9, 2021, there were 149,639,553 shares of our Class A Common Stock outstanding. In addition, the potential conversion of the Notes into shares of our Class A Common Stock represents approximately the issuance of an additional 23,614,425 shares of our Class A Common Stock. The potential issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our Class A Common Stock available for purchase in the market to exceed the purchase demand for our Class A Common Stock. Such supply in excess of demand could cause the market price of our Class A Common Stock to decline.

Risks Related to Our Growth and Profitability

We may fail to realize all of the anticipated benefits of any entities which we acquire, such benefits may take longer to realize than expected or we may encounter significant difficulties integrating acquired businesses into our operations. If our acquisitions do not achieve their intended benefits, our business, financial condition, and results of operations could be materially and adversely affected.

We believe that businesses we acquire will result in certain benefits, including certain cost synergies and operational efficiencies; however, to realize these anticipated benefits, the businesses we acquire must be successfully combined with our business. The combination of independent businesses is a complex, costly, and time-consuming process that will require significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would limit the expected benefits of these acquisitions to us. The failure to meet the challenges involved in integrating acquired businesses and realizing anticipated benefits could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

The overall integration of acquired businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer and other business relationships, and diversion of management’s attention. The difficulties of combining the operations of companies include, among others:

•the diversion of management’s attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combinations;
•difficulties in the integration of operations and systems; and
•conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures between the two companies

Our business could also be adversely affected by our inability to repay or refinance existing debt.

As of the filing date of this Quarterly Report on Form 10-Q, we are in compliance with all of our debt covenants. However, we may be unable to satisfy financial covenants in the future, which could materially and adversely affect our ability to finance future operations, such as acquisitions or capital needs. If our earnings deteriorate or we are unable to obtain future financings on terms acceptable to the Company, it is possible that we would fail to comply with the terms of the Notes, such as the failure to make payments of principal and interest due thereunder, and therefore be in default under the Notes. A default under the Notes, among other things, would trigger the counterparty’s ability to immediately demand payment without any further action or notice by such party.

If the Notes are not converted into our equity securities and we are unable to repay in full or refinance such Notes on commercially reasonable terms, if at all, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 1, 2021, we issued an aggregate of 479,373 shares of Class A Common Stock as consideration pursuant to the acquisitions of our distributors in France, Germany and Mexico.

On July 15, 2021, we issued 7,500,000 shares of Class A Common Stock as contingent consideration pursuant to the Merger Agreement to the former stockholders of HydraFacial upon completion of the Company’s acquisition of certain target businesses in June and July of 2021.

On August 25, 2021, we issued 70,860 shares of Class A Common Stock as working capital adjustment pursuant to the Merger Agreement as contemplated by the Business Combination

These securities were issued pursuant to Section 4(a)(2) of the Securities Act, Rule 506, and/or Regulation S promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising in connection with the offering of these securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
10.1#	The Beauty Health Company 2021 Incentive Award Plan	8-K	001-39565	10.1	April 30, 2021
10.2#	The Beauty Health Company 2021 Employee Stock Purchase Plan	8-K	001-39565	10.2	April 30, 2021
10.3#	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
99.1	Notice of Redemption dated October 4, 2021	8-K	001-39565	99.2	October 4, 2021
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
________
*    These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**    The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.
#    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date:	November 12, 2021	By:	/s/ Clinton E. Carnell
		Name:	Clinton E. Carnell
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2021	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)