Form 10-K
period 2021-12-31
Beauty Health Co
filed 2022-03-01
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-04321

The Beauty Health Company
(Exact name of registrant as specified in its charter)

Delaware	85-1908962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2165 Spring Street Long Beach, CA 90806	(800) 603-4996
(Address of Principal Executive Offices, including zip code)	(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	SKIN	The Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $1.41 billion.
As of February 18, 2022, there were 150,598,047 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding
DOCUMENTS INCORPORATED BY REFERENCE
None.

THE BEAUTY HEALTH COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

Unless the context indicates otherwise, references in this Annual Report to the “Company,” “we,” “us,” “our” and similar terms refer to The Beauty Health Company (f/k/a Vesper Acquisition Corp.) and its consolidated subsidiaries. References to “Vesper” refer to Vesper Healthcare Acquisition Corp. prior to the consummation of the Business Combination (as defined below).

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•the inability to maintain the Company’s listing on Nasdaq following the Business Combination;
•the risk that the Business Combination disrupts current plans and operations as a result of the announcement and consummation of the transactions;
•the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition and the ability of the combined business to grow and manage growth profitably;
•costs related to the Business Combination;
•the outcome of any legal proceedings that may be instituted against the Company following consummation of the Business Combination;
•changes in applicable laws or regulations;
•the possibility that the Company may be adversely affected by other economic, business and/or competitive factors;
•the impact of the continuing COVID-19 pandemic on the Company’s business; and
•other risks and uncertainties set forth in the section titled “Risk Factors.”

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

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could adversely affect our business, operations and financial results:

•The beauty health industry is highly competitive, and if we are unable to compete effectively our results will suffer.
•Our new product introductions may not be as successful as we anticipate.
•Any damage to our reputation or brand may materially and adversely affect our business, financial condition and results of operations.
•Our success depends, in part, on the quality, performance and safety of our products.
•Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a weakness in general economic conditions and resistance to non-traditional treatment methods.
•We may not be able to successfully implement our growth strategy.
•Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.
•We may fail to realize all of the anticipated benefits of any entities which we acquire, such benefits may take longer to realize than expected or we may encounter difficulties integrating acquired businesses into our operations. If our acquisitions do not achieve their intended benefits, our business, financial condition and results of operations could be materially and adversely affected.
•Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate for a variety of reasons, particularly as we focus on increasing provider and consumer demand for our products.
•We have a history of net losses and may experience future losses.
•A disruption in our operations could materially and adversely affect our business.
•The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.
•Our success depends, in part, on our retention of key members of our senior management team, whose continued service is not guaranteed, ability to manage the transition of our Chief Executive Officer and ability to attract and retain qualified personnel.
•We rely on a number of third-party suppliers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.
•Our providers generally are not under any obligation to purchase product, and business challenges at one or more of these providers could adversely affect our results of operations.
•We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.
•International sales and operations comprise a significant portion of our business, which exposes us to foreign operational, political and other risks that may harm our business.
•New laws, regulations, enforcement trends or changes in existing regulations governing the introduction, marketing and sale of our products to consumers could harm our business.
•We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.
•If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
•Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties.
•Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.
•In addition to potential dilution associated with future offerings of debt or equity securities, we have significant numbers of securities outstanding that may be exercisable for our common stock, which may result in significant dilution and downward pressure on our stock price.
•Our outstanding warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

PART I

Item 1. Business.

Company Overview

The Beauty Health Company is a global category-creating company focused on delivering beauty health experiences by reinventing our consumer’s relationship with their skin, their bodies and their self-confidence. Our flagship brand, HydraFacial, created the category of hydradermabrasion by using a patented Vortex-Fusion Delivery System to cleanse, peel, exfoliate, extract, infuse, and hydrate the skin with proprietary solutions and serums. HydraFacial provides a non-invasive and approachable experience with a powerful community of a/estheticians, consumers and partners, bridging medical skin correction to traditional over-the-counter beauty. Our vision is to expand our platform and connected community of providers, consumers, brand partners, and retail partners to democratize and personalize beauty health solutions across ages, genders, skin tones, and skin types.

Growth Strategy in General

We intend to fulfill our vision by employing the following strategy, which we believe will generate a flywheel effect to increase our platform’s momentum:

1.Expand our footprint by selling innovative products and connected experiences to providers and consumers

2.Invest in our providers, especially the trusted a/esthetician, to help turn them into brand evangelists and advocates providing first-class experiences

3.Nurture direct relationships with our consumers, building brand awareness and driving them to our trusted community

4.Build our global infrastructure and a connected technology platform to fuel growth and community engagement

5.Supercharge our platform with targeted acquisitions to complement our portfolio and spin our flywheel faster

Our strategy begins with developing a network of providers, consumers, brand partners, and retail partners to build a distribution platform for our innovative products and experiences. We intend to utilize our sales force to sell our offering, inviting providers and partners to become a part of our community. We believe that each placement of our offering will grow the platform and increase the awareness of our company, ultimately building a recognizable and aspirational brand. In this process, we will particularly focus on the trusted a/esthetician.

Historically, companies in the medical aesthetics industry focused on physicians, nurses, front-office staff, and business owners. Notably absent from their focus was the a/esthetician, a highly influential provider who serves as a source of skincare information and recommendations for their clients and patients. We recognized the opportunity to empower the a/esthetician and created programs to elevate their skills, knowledge, and confidence through a continued relationship so they feel supported. As a result, we have open dialogue with our a/esthetician providers and receive valuable information on consumer preferences and behaviors they see in their practices. These a/estheticians have since become our most influential ambassadors, driving awareness, recommending our products, and becoming a point of education for our consumers. While they are not our employees or contractors, we believe they are an important competitive advantage, as a well-trained a/esthetician can provide consumers with a consistent, memorable, first-class experience no matter where a consumer accesses our products and experiences. We believe that this in turn builds loyalty from the consumer to BeautyHealth.

A/estheticians are one part of our community that we recognized as powerful. We continue to focus on our other providers, including physicians, nurses, and other partners to build consumer awareness for our brands. By investing in our providers, we believe we are creating a thriving community as they recommend our products and experiences as part of any skincare and wellness routine. In our view, investing our efforts in any part of our community drives utilization amongst consumers, resulting in a potent formula for growth.

Another focus area of our growth strategy will be nurturing our relationship with the consumer. As the ultimate end user, the consumer is at the core of our efforts. We have an experienced team who will meticulously curate the consumer journey, from lead generation that invites consumers to our community to the user experience of our offerings. We employ a multi-pronged approach to consumer acquisition and engagement, including but not limited to marketing activation events, storytelling, gamification, and loyalty. We believe driving increased consumer traffic to our network of providers, retailers, and brand partners will increase the utilization of our products and experiences, further cementing the compelling value proposition we offer to our partners and therefore driving increased purchases from them.

We believe our products and experiences are universal in their appeal across cultures, genders, skin tones, and skin types, making a compelling case for an international expansion. We believe there is significant opportunity in exporting our products and experiences to global markets and applying our strategy abroad to further increase the reach and influence of our platform. Our offering is available in over 90 countries through either a direct commercial presence or distributors. We have built or are building commercial infrastructure across the world, which should position ourselves to quickly adapt to and penetrate in 15 key markets. We consistently evaluate the performance of markets where we sell through distributors and will convert select markets to direct when we believe it would be in the best interests of our platform.

Lastly, we intend to supercharge our platform via targeted acquisitions, expanding the breadth of our platform with additional innovative products and experiences. We believe the introduction of additional offerings will generate increased engagement among our community while further expanding it via the introduction of the acquired company’s established base of consumers.
We will take a disciplined approach to acquisitions, adhering to the below criteria in search for opportunities:

1.Differentiated product or service, which can generally be demonstrated with a high Net Promoter Score

2.Complementary to our existing platform and community, leveraging the trusted a/esthetician

3.Financially attractive profile via compelling revenue growth, recurring revenue characteristics, or profitability

HydraFacial – Our Flagship Brand

Our first BeautyHealth brand and the cornerstone of our portfolio is HydraFacial. Using a patented Vortex-Fusion Delivery System (“Delivery System”) to cleanse, peel, exfoliate, extract, infuse, and hydrate the skin with proprietary solutions and serums, HydraFacial created the category of hydradermabrasion. As an experience appropriate for all ages, genders, and skin types, HydraFacial bridges the world of medical skin correction to traditional over-the-counter beauty. As such, we employ an omnichannel strategy to place Delivery Systems where consumers live, work, and play, including medical offices, medispas, day spas, hotels, resorts, gyms, wellness centers, and other retail settings. We anticipate continuing to expand the types of channels where Delivery Systems are sold. To date, HydraFacial has a foundation of more than 20,000 Delivery Systems across 90+ countries.

Business Model

HydraFacial uses a razor / razor blade business model. As the equipment that facilitates the HydraFacial experience, the Delivery System is the razor. Delivery Systems are purchased by providers to offer HydraFacial experiences to their clients and patients. The “Consumables” are the razor blades, which consist of single-use tips, solutions, and serums used during a HydraFacial experience. Delivery Systems and Consumables can be bought together or separately.

Delivery Systems follow a traditional capital equipment cycle, with the Delivery System lasting providers for years. Oftentimes, providers buy additional Delivery Systems to increase the number of HydraFacial experiences their business can provide at any given time.

Consumables follow a recurring revenue model as they are purchased on a periodic basis by providers as they exhaust their supplies. The expansion of the number of Delivery Systems providing experiences, or “install base,” increases the foundation for future recurring revenue by providing a platform for more experiences, driving higher Consumables sales. Additionally, increasing the utilization of the install base will also contribute to higher Consumables revenue. As we continue to grow and optimize our install base, we believe Consumables revenue will become a larger share of HydraFacial’s business.

HydraFacial operates through a direct sales force in 15 markets and is investing in building infrastructure for global expansion. We believe HydraFacial has significant upside opportunities across the globe, particularly in China, Japan, Brazil, and South Korea. These markets have a large and growing group of consumers searching for non-invasive beauty health experiences, and we aim to invest in initiatives that will increase consumer penetration in these countries.

The HydraFacial Experience

A HydraFacial experience is a noninvasive hydradermabrasion process utilizing a patented Delivery System to cleanse, peel, exfoliate, extract, infuse, and hydrate skin with proprietary solutions and serums. We believe HydraFacial is accessible and appropriate for consumers across all genders, ages, and skin types.

The HydraFacial experience delivers fast and visible results through instantly gratifying glowing skin and a “gunkie” container that collects the dead skin cells and debris that have been exfoliated and extracted from the skin. We believe the instant gratification provided by our HydraFacial experience generates high consumer and provider affinity for our brand.

A summary of the signature HydraFacial experience is set forth below. In addition, consumers and providers can opt to personalize their HydraFacial experiences to target specific skin concerns or needs with the customization of a chemical peel, addition of serums, LED light therapy, and/or lymphatic drainage. Furthermore, a HydraFacial experience can be extended from the face to the neck/decolletage, back, hands, and other parts of the body.

HydraFacial Treatment Steps
Step 1: Cleanse, Exfoliate, and Peel	Skin is cleansed through Vortex Fusion Technology, a specially designed tip, and a cleansing solution. The outermost layer of skin is exfoliated with a customized peel which removes dead skin cells.
Step 2: Extract and Hydrate	Extractions and removal of remaining debris is performed with Vortex Fusion Technology, a specialized tip, and proprietary solutions.
Step 3: Infuse and Protect	Vortex Fusion Technology is paired with a specialized tip to deliver and infuse hyaluronic acid and antioxidants to the skin to nourish, hydrate, and protect.

The HydraFacial experience has generated a high Net Promoter Score (“NPS”) among consumers, a customer loyalty and satisfaction measurement assessed by asking customers how likely they are to recommend a certain product or service to others. Based on a study performed by a major consulting firm on our behalf which surveyed over 1,000 HydraFacial users, HydraFacial received an NPS of 40, considered a best-in-class score as it is higher than the NPS for other skin care regimens reported as commonly used by HydraFacial users (between two and 25).

HydraFacial Products

At the core of HydraFacial’s product offering is the Elite Tower, the current generation Delivery System, and its associated Consumables.

Elite Tower

The Elite Tower Delivery System was first launched in 2016. We believe each Delivery System provides an attractive return on investment to providers with a short payback period to recoup the cost of the Delivery System.

Consumables

Our Consumables consist of single-use tips, solutions, and serums used to provide a HydraFacial experience. The table below summarizes our Consumables product offering:

HydraFacial Consumables
Consumable	Description	Replenishment Frequency
Tips	Patented, patterned caps placed on the handpiece of the Delivery System to create suction and deliver solutions and serums to the skin	Minimum 3 single-use tips used per HydraFacial experience
Solutions	Proprietary formulations of ingredients delivered at different steps of the HydraFacial experience	4 bottle SKUs required to provide a HydraFacial experience; the bottles provide for approximately 15 HydraFacial experiences
3 SKUs containing varying strength chemical peel treatments. The provider chooses which strength to use during any experience, and each SKU lasts 1-2 HydraFacial experiences

Serums	Optional add-on to the HydraFacial experience to target specific skin concerns. Offering includes proprietary serums and serums co-developed via collaborations with various skincare brands.	1-2 experiences per vial

Product Development Pipeline

Syndeo

Syndeo is the next generation HydraFacial Delivery System that is expected to launch in the first half of 2022. The system is designed to elevate every part of the treatment and connects providers to the consumer’s preferences to create a more personalized experience. The hardware and software in the Syndeo Delivery System has been fully updated and includes Wi-Fi-enabled radio frequency identification (“RFID”). This technology will allow providers and us to collect data on their clients to ultimately provide a better experience for them.

HydraFacial Nation App

A beta version of the HydraFacial Nation app launched in June 2021. The app is intended to allow consumers to learn about their skin health, discover which treatment options are right for them, and track their treatments over time. If the consumer opts in, the app will pair with Syndeo, allowing providers to share treatment details with their clients and continue to build a 1:1 relationship outside of the treatment room.

Keravive

Keravive is a treatment for scalp health that includes an in-office component and a 30-day take home spray. The treatment is designed to cleanse, exfoliate, and hydrate the scalp, leading to a healthier scalp and helping to promote healthier, thicker, and fuller-looking hair. As a result of the COVID-19 pandemic, Keravive’s expansion into new markets is paused. We are evaluating the optimal re-launch strategy for Keravive and believe it will take time before sales of Keravive become a meaningful part of HydraFacial’s business.

HydraFacial Growth Strategy

Our growth strategy for HydraFacial is predicated on our BeautyHealth flywheel strategy. First, we intend to expand our footprint by selling Delivery Systems and connected experiences to our community. The Syndeo Delivery System represents a milestone for us in connecting our community, introducing a digital experience by collecting data to better understand consumer and provider behavior. With this data, we believe we will have meaningful opportunity to boost engagement and utilization via storytelling, branding and gamification.

Second, we intend to invest in our providers as we enhance the overall consumer experience. We also intend to employ unique activation and engagement programs that empower beauty health professionals to expand their knowledge of our products, experiences, industry, and marketing, which we believe would help turn our providers into brand evangelists and advocates that provide first-class experiences to consumers.

Third, we intend to nurture our relationship with consumers to help build awareness and drive them to our providers. We will pursue high ROI investments within sales, marketing, and training to help catalyze our presence in B2C channels and expand our reach to consumers where they live, work and play. These investments include a focus on growth marketing efforts to build campaigns in paid social, influencer and content marketing.

Lastly, we intend to build out our global infrastructure to support our growth ambitions and connected platform. We believe these investments should create degrees of operating leverage we plan to capture to help accelerate our goal of profitability in the future.

Industry Overview

We are a pioneer and key player in the emerging category of beauty health, which represents the intersection of over-the-counter consumer beauty / wellness products with medical aesthetic / health products and procedures. Historically, these categories were viewed separately, but they are part of a spectrum aimed at helping consumers look and feel better. The beauty / wellness industry sells widely accessible topicals, supplements, and digital tools. However, it is a crowded and confusing space – the sheer volume of products can leave consumers overwhelmed by choice. On the other end of the spectrum, medical aesthetics offers more corrective and invasive products and procedures such as injectables and energy-based treatments. The high price tag and clinical setting of these treatments may serve as barriers to generating wider consumer demand. We seek to position ourselves not as a substitute or competitor to either of these categories, but rather as the complimentary bridge spanning across the beauty health spectrum. We believe the consumer who follows a beauty and wellness regimen with topicals or supplements may someday graduate to medical procedures, while the medical aesthetics patient is almost certainly a loyal consumer of beauty topical products.

We don’t believe our company has to be an “either/or” company (beauty or health/non-invasive or minimally invasive). Rather, we believe we are an “and” company. We intend to gather insights to inform our strategy as the consumer travels through the worlds of beauty and health, whether it be at home or in a provider’s office, allowing us to tailor increasingly engaging experiences that ultimately generate revenue.

Manufacturing; Sourcing and Material

The manufacturing of many of our products is outsourced to multiple contract manufacturers primarily in North America, Europe, and Asia. However, the HydraFacial Delivery Systems are assembled in our Long Beach, California warehouse facility, where our quality assurance team monitors and ensures the integrity of the Delivery Systems being manufactured and conducts compliance audits.

The components and raw materials used in our products are sourced from a variety of component and raw material suppliers. In order to provide products to customers on a timely, cost-effective basis, we review existing contract manufacturers and suppliers and evaluate new partners and suppliers periodically with the objectives of improving quality, increasing innovation, speed-to-market, supply sufficiency, and cost reduction. As we integrate acquired businesses, distributors, and/or brands, we will continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

We purchase components and raw materials for our products from various third parties and third-party contract manufacturers on a purchase order basis. We also purchase packaging components manufactured to our design specifications. We collaborate with our suppliers and contract manufacturers to ensure they follow our established product design specifications, quality assurance programs, and manufacturing standards. We ensure our partners have the requisite experience to produce our products and accessories and develop relationships with them to maintain access to the resources needed to scale. To have control of supply and component pipelines, we own certain tooling and equipment required to manufacture our products.

In order to mitigate against the risks related to a single source of supply, we qualify alternative suppliers and manufacturers when possible and develop contingency plans for responding to disruptions, such as maintaining inventory of single source components or utilizing alternative freight lanes that can have cost implications. However, given the current global supply and freight constraints driven by the COVID-19 pandemic, as well as natural disasters, we have faced, and may continue to face, challenges with various manufacturing related components and raw material shortages. Notwithstanding the foregoing, we believe that we currently have adequate sources of supply for all our products.

Distribution Facilities

We operate and distribute finished products from our leased distribution facilities in Long Beach, California. We also have a network of fulfillment and distribution centers globally to support our international customers. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.

Research and Development

Our research and development team, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product line extensions, create new packaging concepts, and improve, redesign or reformulate existing products. In addition, these research and development personnel work to identify recent trends using market intelligence and consumer needs to bring products to market.

As our business continues to grow globally, and to satisfy the demand for locally relevant consumer products, we have increased our focus on innovation in South America, specifically, Brazil, and in Asia, particularly in China, Japan, and South Korea.

Quality and Regulatory

Our quality and regulatory team are responsible for registrations, ensuring product safety, and meeting regulatory compliance for all jurisdictions in which we operate.

Competition

The beauty and personal care market is fragmented and highly competitive, with several companies specializing in different subsectors, including skincare, haircare, supplements, and medical products and procedures. Many of our competitors such as DiamondGlow, Dermasweep, Cartessa, OxyGeneo, Venus Glow, JetPeel, SaltFacial, and Glownar seek to compete with us by offering similar skin care and facial treatment products and services, and offering such products and services at similar or aggressive pricing.

Our ability to compete successfully depends heavily on ensuring the continuing and timely introduction of new products and services, as well as staying relevant within the market and conforming to beauty and health trends. Principal competitive factors important to us include price, product and service features and offerings, relative price to performance, beauty health trends, marketing and distribution capability, service and support, and corporate reputation.

We believe our efforts to expand our brand recognition, cultivate our BeautyHealth community, invest in marketing capabilities, and activate consumers across channels will allow us to compete effectively as we expand globally. We are focused on expanding the beauty health category and creating a premier beauty health experience.

Sales and Marketing

Push and Pull Marketing

Our ability to effectively market is critical to our operational success. Our marketing spend is based on a targeted “push and pull” marketing model that engages with both providers and consumers. On the “push” side, we intend to continue investing in training a/estheticians and other providers (as further explained below), creating a loyalty program, and supporting other ongoing engagements.

Over the last few years, we have focused on developing the marketing “pull” side by creating consumer demand, which is expected to be one of the key elements of growth to lead to an increase in recurring revenue from our customers. This focus on business to consumer marketing began with our rebranding of HydraFacial in 2017, which provided a unique, differentiated identity.

We believe transformational experiences are key to growing brand awareness. We have focused on introducing our experience to highly targeted consumer growth markets around the world. We intend to continue our marketing activation efforts by using digital and location-based engagement.

Digital Marketing

We are also continuously innovating to increase our sales by elevating our digital presence, social media presence, and influencer marketing efforts all designed to build brand equity and consumer engagement. Furthermore, we utilize different methods to customize the consumer experience, including using artificial intelligence-powered tools to provide personalized advice on selecting and using products.

Customers

We currently sell more than 60% of our Delivery Systems and Consumables into the professional medical channel. No individual customer accounted for 10% or more of our net sales in fiscal 2021. We expect that trend to continue on a global scale. In 2021, revenue derived from markets outside the United States and Canada comprised approximately 30% of total revenue. Going forward, we expect total revenue share from our global markets to increase as we continue to invest in expanding our global footprint in markets such as China, Japan, South Korea, and Brazil.

Trademarks, Patents and Domain Names

We currently have 48 patents with 27 patents pending to protect HydraFacial’s technology and brand. Our patent portfolio covers key aspects on certain products, systems and designs including several issued U.S. patents directed to features of the HydraFacial MD® liquid-based skin exfoliation system. These issued patents include a patent, which will expire in 2026, directed to the manifold and console of the HydraFacial MD® system. Another set of these issued patents, which will begin to expire in 2026, are directed to skin treatment tips used in the HydraFacial MD® system.

We also own and have applied to register numerous trademarks and service marks in the United States and in other countries throughout the world. Some of our trademarks are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. In addition, we have registered and maintain numerous internet domain names.

Seasonality and Quarterly Results

Our business is subject to moderate seasonal fluctuations, of which our fiscal third quarter and fourth quarters typically experience higher revenues and operating income in the United States. However, the COVID-19 pandemic has had an impact on consumer behaviors resulting in changes in the seasonal fluctuations of our business. Furthermore, as our business outside of the United States grows, seasonal fluctuations may smooth out. As a result, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

Government Regulation

As a consumer-driven organization delivering comprehensive beauty health services and treatments, we are subject to the laws of the United States of America and multiple foreign jurisdictions in which we operate. The rules and regulations of various governing bodies may differ among jurisdictions. Certain of our products and our operations are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”), and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. For example, certain of our products are subject to regulation as medical devices or cosmetics in the United States under the Federal Food, Drug and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA.

Regulation of Medical Devices

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, we must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments. For fiscal year 2022, the standard user fee for a 510(k) premarket notification submission is $12,745.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until such marketing authorization has been granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) pathway. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.

More recently, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2022 includes a standard application fee of $374,858.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements. In some cases, an IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•establishment registration and device listing with the FDA;
•QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of certain modifications to PMA-approved devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approvals for our products; or
•criminal prosecution.

Regulation of Cosmetics

The FDCA defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance, with the exception of soap. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA; however, certain ingredients, such as color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. If a company has not adequately substantiated the safety of its products or ingredients by, for example, performing appropriate toxicological tests or relying on already available toxicological test data, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products.
In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading. Moreover, cosmetics may not be marketed or labeled for their use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body, as such claims would render the products to be a drug and subject to regulation as a drug. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products, including, for example, product claims regarding hair growth or preventing hair loss. In addition to FDA requirements, the FTC as well as state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.

In the United States, the FDA has not promulgated regulations establishing GMPs for cosmetics. However, FDA’s draft guidance on cosmetic GMPs, most recently updated in June 2013, provides recommendations related to process documentation, recordkeeping, building and facility design, equipment maintenance and personnel, and compliance with these recommendations can reduce the risk that FDA finds such products have been rendered adulterated or misbranded in violation of applicable law. FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of product or to make changes to its manufacturing processes or product formulations or labels.

Foreign Government Regulation

In addition to United States regulations, we are subject to a variety of foreign government regulations applicable to medical devices and cosmetic products.

Regulation of Medical Devices in the European Union

The European Union, (“EU”), has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive) which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

Medical Devices Directive

Under the EU Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the EU Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU recently evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU Medical Devices Regulation became effective on May 26, 2021. The new Regulation among other things:
•strengthens the rules on placing devices on the market (e.g. reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
•establishes explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

•establishes explicit provisions on importers’ and distributors’ obligations and responsibilities;
•imposes an obligation to identify a responsible person who is ultimately responsible for all aspects of compliance with the requirements of the new regulation;
•improves the traceability of medical devices throughout the supply chain to the end-user or patient through the introduction of a unique identification number, to increase the ability of manufacturers and regulatory authorities to trace specific devices through the supply chain and to facilitate the prompt and efficient recall of medical devices that have been found to present a safety risk;
•sets up a central database (Eudamed) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Each device – and as applicable, each package – will have a UDI composed of two parts: a device identifier (“UDI DI”) specific to a device, and a production identifier (“UDI PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”), must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including use-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or a serious public health threat.

Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or a FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for medical devices, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”), which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

UK Regulation of Medical Devices following Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (“UK”) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. By July 1, 2023, in Great Britain, all medical devices will require a UK Conformity Assessed (“UKCA”) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2023. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU AIMD and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

European Union Regulation of Cosmetic Products

In the EU, the sale of cosmetic products is regulated under the EU Cosmetics Regulation (EC) No 1223/2009, (the “EU Cosmetics Regulation”) setting out the general regulatory framework for finished cosmetic products and their ingredients. The EU Cosmetics Regulation is directly applicable in, and binding on all EU member states and is enforced at the national member state level. Over the years, the EU cosmetics legal regime has been adopted by many countries around the world.

Under the EU Cosmetics Regulation, a “cosmetic product” is defined as “any substance or mixture intended to be placed in contact with the external parts of the human body (epidermis, hair system, nails, lips and external genital organs) or with the teeth and the mucous membranes of the oral cavity with a view exclusively or mainly to cleaning them, perfuming them, changing their appearance, protecting them, keeping them in good condition or correcting body odors.” Consequently, a product is considered to be a cosmetic if it is presented as protecting the skin, maintaining the skin in good condition or improving the appearance of the skin, provided that it is not a medicinal product due to its composition or intended use. By contrast, a substance or mixture intended to be ingested, inhaled, injected or implanted into the human body shall not be considered a cosmetic product, nor shall a product (i) the composition of which is such that it has a significant action on the body through a pharmacological, immunological or metabolic action; or (ii) for which medical claims are made. Legally, such a product is considered a medicinal product, not a cosmetic, in the EU. No test has been determined yet to determine the significance of the effect. A product may fall within the definition of both a cosmetic product and a medicinal product in which case the non-cumulation principle provides that the product will be regulated as a medicinal product (under the Medicinal Products Directive 2001/83/EC).

Generally, there is no requirement for pre-market approval of cosmetic products in the EU. The overarching requirement is that a cosmetic product made available on the EU market must be safe for human health when used under normal or reasonably foreseeable conditions of use. However, centralized notification of all cosmetic products placed on the EU market is required via the EU cosmetic products notification portal (“CPNP”). The company that is ‘responsible’ for placing a cosmetic product on the EU market (which could be the manufacturer, importer or a third person appointed by the former), referred to as the “responsible person”, is responsible for safety of their marketed finished cosmetic products (and each of its ingredients), and must ensure that they undergo an appropriate scientific safety assessment before cosmetic products are sold. Obligations of the responsible person further include:

•Manufacturing cosmetic products in compliance with GMPs.
•Creating and keeping a product information file (“PIF”), for each cosmetic product, including test results that demonstrate the claimed effects for the cosmetic product, and the cosmetic product safety report.
•Registering and submitting information on every product through the CPNP.
•Complying with Regulation (EU) No. 655/2013 which lists common criteria for the justification of claims used in relation to cosmetic products.
•Reporting serious undesirable effects attributable to cosmetics use to national competent authorities and taking corrective measures where required.

Some ingredients used in cosmetic products must undergo rigorous evaluation, including safety assessments and quality testing to make sure that they are safe for use, for example preservatives, and can also be subject to additional procedures such as an authorization by the European Commission and/or prior notification on a separate module of the CPNP, for example nanomaterials. Additionally, the EU Cosmetics Regulation includes a list of ingredients that are prohibited and a list of ingredients that are restricted in cosmetic products. A special database with information on cosmetic substances and ingredients, known as CosIng, enables easy access to data on cosmetic ingredients, including legal requirements and restrictions. We rely on expert consultants for our EU product registrations and review of our labeling for compliance with the EU Cosmetics Regulation.

The EU Cosmetics Regulation requires the manufacture of cosmetic products to comply with GMPs, which is presumed where the manufacture is in accordance with the relevant harmonized standards. In addition, in the labelling, making available on the market and advertising of cosmetic products, text, names, trademarks, pictures and figurative or other signs must not be used to imply that these products have characteristics or functions they do not have; any product claims in labeling must be capable of being substantiated and comply with the aforementioned list of common criteria.

Moreover, in the EU, animal testing is prohibited for finished cosmetic products and their ingredients. Marketing finished cosmetic products and ingredients in the EU which were tested on animals is equally prohibited.

Each member state appoints a competent authority to enforce the EU Cosmetics Regulation in its territory and to cooperate with the other member state authorities and the European Commission. The European Commission is responsible for driving consistency in the way the Cosmetics Regulation is enforced across the EU.

The aforementioned EU rules are generally applicable in the EEA.

UK Regulation of Cosmetic Products following Brexit

The UK formally left the EU on January 31, 2020, commonly referred to as “Brexit”. Following the end of a transition period, since January 1, 2021, the UK operates under a distinct regulatory regime, and the aforementioned EU laws now only apply to the UK in respect of Northern Ireland (as laid out in the Protocol on Ireland and Northern Ireland).

As a consequence, from January 1, 2021, Schedule 34 of the Product Safety and Metrology etc. (Amendment etc.) (EU Exit) Regulations 2019 (the “UK Cosmetics Regulation”), applies to cosmetic products placed on the market in Great Britain, which includes England, Scotland and Wales. Cosmetic products placed on the market in Northern Ireland are still covered by the EU Cosmetics Regulation. However, to date, there are no significant differences between the frameworks of the UK Cosmetics Regulation and the EU Cosmetics Regulation.

Environmental Regulations

We believe we are compliant in all material respects with applicable environmental laws. Presently, we do not anticipate such compliance will have a material effect on capital expenditures, earnings, or our competitive position with respect to any of our operations.

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the EU General Data Protection Regulation (“GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Further, from January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom (“UK”) GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Effect of Government Regulations

We believe that our operations are substantially in compliance with all applicable laws and regulations and that we hold all necessary permits to operate our business in each jurisdiction in which our facilities are located. Laws and government regulations are subject to change and interpretation.

No significant pollution or other types of hazardous emission result from our operations and it is not anticipated that our operations will be materially affected by federal, state or local provisions concerning environmental controls. Our costs of complying with environmental, health and safety requirements have not been material. Furthermore, compliance with these laws, rules, and regulations have not had, and are not expected to have, a material effect on our capital expenditures, results of operations, and competitive position as compared to prior periods.

Environmental, Social and Governance Matters

We are committed to maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, and the world as a whole. Highlights of each of these values are set forth below. These values are reflective of our commitment to Environmental, Social, and Governance (“ESG”) matters and are fundamentally embedded in our operations and culture. We believe effectively prioritizing and managing our ESG topics will create long-term value for our stakeholders, including our providers, consumers, suppliers, and partners, which in turn will create long-term value for our shareholders. We also believe that transparently disclosing the goals and relevant metrics related to our ESG topics will allow our stakeholders to be informed about our progress.

Social

Data Privacy and Security

We value consumer privacy and have implemented certain policies and procedures that are designed to protect the data we collect. Our website includes our privacy policy, which describes how we use and disclose the data we collect, and provides options for controlling personal data, including opting-out, accessing, updating, or deleting it.

In recognition of the importance of data protection to our operations, including cybersecurity, we have certain measures in places that are designed to safeguard the security, confidentiality, and privacy of our systems and information assets.

Human Rights

We endorse and respect the goals and principles of the United Nations Universal Declaration of Human Rights (“UDHR”) and the International Labor Organization (“ILO”) Declaration on Fundamental Principles and Rights at Work.

This includes everyone’s right to life and liberty, the protection of law, and freedom from slavery and torture – within our operations and business relationships. We also seek to apply relevant sections of the UN Guiding Principles on Business and Human Rights.

While government authorities have the primary responsibility for protecting human rights, we believe we have a responsibility to respect the human, cultural, and legal rights of individuals and communities, and to avoid adverse human rights impacts through our own activities. This includes the fair treatment and meaningful involvement of all people, regardless of race, ethnicity, color, gender, gender identity, national origin, religion, sexual orientation or income level. In addition, we adhere to and comply with all local and national regulations in our operating areas and aim to respect the rights of all people within our spheres of influence.

Our commitment to many of these rights is articulated in our Code of Business Conduct and Ethics and other company policies. Our Code of Business Conduct and Ethics and related policies prohibit workplace harassment, violence or discrimination. These policies apply to employee recruitment, training, development, compensation, performance management and benefits at our company.

We also identify and proactively engage with stakeholders within or adjacent to our operations regarding potential risks, including human rights risks, and our response plans. Additionally, we’re committed to ensuring that slavery, human trafficking, and other human rights violations don’t exist in our supply chain or in any part of our business.

Environmental Matters

We participate in a recycling program through our local waste management facility to divert all recyclable materials – bottles, cans, plastics, paper, and cardboard – from landfills. Across our organization, our facilities provide for recycling, and our electronic waste is sent to locally approved e-waste recycling centers.

Governance

Business Ethics

We have placed the highest emphasis on conducting our business with honesty and integrity. The highest ethical standards are expected of management and employees alike, and we continuously strive to create a corporate culture of honesty, integrity, and trust. Throughout our operations and in our dealings with our stakeholders, we endeavor to engender the confidence that our conduct is beyond reproach.

The policies we have developed are intended to:

•Offer guidance in understanding our policies, interpreting laws, and handling company-related issues and situations
•Foster clear, ethical behaviors and conduct to create an atmosphere of respect, trust, cooperation, and collaboration throughout the Company and our activities
•Provide clear and well-defined procedures by which employees can easily obtain information, ask questions, and, if necessary, report any suspected violations of any of our business ethics policies

In addition to abiding by all applicable laws, all management and employees are required to comply fully with our Code of Business Conduct and Ethics which sets forth the Company’s values, business culture, and practices.

A copy of our Code of Business Conduct and Ethics may be found on our website: www.beautyhealth.com under the heading “Governance”, and then “Documents & Charters”.

Corporate Governance

We are committed to ensuring strong corporate governance practices on behalf of our shareholders and other stakeholders. We believe strong corporate governance provides the foundation for financial integrity and shareholder confidence. Our Board of Directors is responsible for the oversight of risks facing the Company, and our management is responsible for the day-to-day management of risk. The Board of Directors, as a whole, directly oversees our strategic and business risk, including risks related to financial reporting, compensation practices, ESG, and product developments.

More information about our corporate governance features (including information about our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) can be found in our Part III, Item 10 (Directors, Executive Officers and Corporate Governance) on this Annual Report on Form 10-K.

In addition, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee may be found in the “Investor Relations” section of our website: www.beautyhealth.com under the heading “Governance”, and then “Documents & Charters”.

Human Capital Resources

Employees

We have built a team of industry professionals focused on beauty health. As of December 31, 2021, we employed approximately 704 employees, of whom approximately 76% of such employees were salaried, with the remainder being compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Employees	% of Total Workforce
United States of America (1)	463	66%
APAC (Asia-Pacific)	99	14%
EMEA (Europe, Middle East, and Africa)	91	13%
Canada & Latin America	51	7%
Total	704	100%
__________
(1)    As of December 31, 2021, 292 of these employees were based in our Long Beach, California headquarters.

None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We believe we have good relations with our employees.

Talent Attraction and Development

Hiring, retaining, and developing the best talent globally is key to our success in sustaining long-term growth.

We employ targeted marketing practices through our careers website, which personalizes the user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using any device.

Our talent strategy is focused on employee engagement and investments in career development, as well as measuring, recognizing, and rewarding performance. Our investments include providing programs to ensure our employees are equipped with the right skillsets and knowledge, as well as providing opportunities to transfer to other functions or regions through short-term and long-term assignments. For instance, we provide our employees with a week-long training program that informs and educates our employees about our business model, marketing strategies, and other related topics about our business operations. We believe these programs and opportunities create a pipeline of talent and leadership with a sense of shared ownership necessary to drive and deliver on our long-term strategy.

To enhance our culture and measure our human capital objectives, we regularly engage with our employees. We provide several mechanisms for our employees to provide their feedback, including direct discussions with managers, employee surveys, interactive townhall meetings, and team offsite meetings. Key topics covered during employee engagement include diversity and equity, learning and development, work-life structure, and employee benefits. Based on our review of employee feedback, we develop action plans and implement them to enhance employee satisfaction and to ensure alignment with our overall human capital strategy.

Diversity and Inclusion

As a beauty health company, we believe that it is important for our workforce to reflect the diversity of our consumers and be representative of the society in which we live. We firmly believe an inclusive work environment is essential for a successful and thriving business and enables us to better understand our consumers, drive innovation, and stimulate creativity. We recognize the importance of all types of diversity at a leadership level and throughout our organization.

Our objective in creating an environment of diversity and inclusion is to enhance our ability to attract and retain the best talent globally and promote a sense of belonging. We continuously encourage a culture of fairness, equal access to opportunities, including positions of leadership, and transparency in employment matters. We have enhanced our strategy in many areas including hiring, employee engagement, development, and talent management to further support diversity and inclusion across our organization. For instance, we have identified several priorities designed to guide our efforts in this matter such as increasing diverse representation throughout our organization, creating an environment where every employee feels included and valued for who they are, and promoting equal opportunity in recruitment, hiring, training, development, and advancement across our organization.

As of December 31, 2021, a breakdown of our workforce is as follows:

Employee Population	Race/Ethnicity		Gender
	% Minority (1)	% White	% Female	% Male
U.S. Workforce	55%	45%	66%	34%
U.S. Managers & Above	53%	47%	60%	40%
U.S. Officers	29%	71%	43%	57%
__________
(1)     In the United States, 55% of employees identified as Black or African American, Hispanic or Latino, American Indian, Alaska Native, Asian American, Native Hawaiian or other Pacific Islander

Compensation and Benefits

Consistent with our core values, we take care of our employees by offering competitive compensation and comprehensive benefits programs in order to attract, motivate, and retain world-class talent. We continuously make wage investments to ensure our compensation packages reflect the evolving circumstances across our markets. For instance, in addition to base pay (which is based on specific circumstances, including role and experience, geographic location and performance), we offer annual cash incentive awards and equity awards for employees at certain job grades.

In addition, our employees can take advantage of a range of benefits in addition to our standard medical/dental/vision insurance, which includes healthcare and wellness programs, a 401(k) match, participation in our Employee Stock Purchase Plan, monthly HydraFacial experiences, parental leave, meals, gym membership, discount tickets, and pet insurance.

Workplace Health and Safety

We work to prioritize the health and welfare of our employees and our environment. The core elements of our employee health and safety strategy are risk analysis, incident management, documented processes, training, and occupational health. We continually strive to improve processes across field safety training, incident training, and professional investigations.

Throughout the COVID-19 pandemic, we implemented health and safety protocols and modified our business practices to protect our employees. After our original plan was disseminated to our employees, additional updates from management have included the most up-to-date information from the U.S. Department of State, Center for Disease Control (‘CDC”) and World Health Organization (“WHO”), and we have, at all times, encouraged employees to keep management informed of the need for any additional support. Our health and safety protocols specify several CDC-recommended measures to mitigate the spread of

COVID-19 in the workplace, including requirements that masks be worn in the office, the importance of social and physical distancing and frequent handwashing, and that employees are to remain home if feeling unwell and self-quarantine following any possible exposure to the virus. In addition to these measures, we have increased sanitation procedures and updated our travel policy to ensure the safety of those employees who have resumed working in the office and those who travel for business.

We will continue to monitor mandates, guidelines, and recommendations issued by CDC, WHO, and local governments as they are released, and revise our health and safety protocols accordingly.

About Us

The Beauty Health Company (f.k.a. Vesper Healthcare Acquisition Corp.) was incorporated in Delaware on July 8, 2020. On May 4, 2021, we completed a Business Combination which resulted in the acquisition of The HydraFacial Company. Further information on the Business Combination is incorporated herein by reference. On May 6, 2021, we began trading under the ticker symbol “SKIN” on The Nasdaq Capital Market LLC.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, are available on our website free of charge at http://beautyhealth.com under “Financials—SEC Filings,” as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission.

The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risk factors related to the beauty health industry

The beauty health industry is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty health brands under ownership and standalone beauty and skincare brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty and skincare industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions and existing products by diverse companies across several different distribution channels.

Many multinational consumer companies have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than it can. Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts. Competitive pricing may require us to reduce prices, which would decrease profitability or result in lost sales. Our competitors may be better able to withstand these price reductions and lost sales.

It is difficult to predict the timing and scale of our competitors’ activities in these areas or whether new competitors will emerge in the beauty health industry. In recent years, numerous online, “indie” and influencer-backed beauty health companies have emerged and garnered significant followings. In addition, further technological breakthroughs, including new and enhanced technologies that increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.

Our ability to compete also depends on the continued strength of our brand and products, the success of marketing, innovation and execution strategies, the continued diversity of product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.

Our new product introductions may not be as successful as we anticipate.

The beauty health industry is driven in part by beauty and skincare trends, which may shift quickly. Our continued success depends on our ability to anticipate, gauge and react in a timely and cost-effective manner to changes in consumer preferences for beauty health products, consumer attitudes toward our industry and brand and where and how consumers shop for and use these products. We must continually work to develop, produce and market new products, maintain and enhance the recognition of our brand, maintain a favorable mix of products and develop our approach as to how and where we market and sell our products.

We have an established process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected consequences. For example, the acceptance of new product launches and sales to our providers may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price, or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products. We may also experience a decrease in sales of certain existing products as a result of newly launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.

Any damage to our reputation or brand may materially and adversely affect our business, financial condition and results of operations.

We believe that developing and maintaining our brand is critical and that our financial success is directly dependent on consumer perception of our brand. Furthermore, the importance of brand recognition may become even greater as competitors offer more products similar to our products.

We have relatively low brand awareness among consumers when compared to other beauty health brands and maintaining and enhancing the recognition and reputation of our brand is critical to our business and future growth. Many factors, some of which are beyond our control, are important to maintaining our reputation and brand. These factors include our ability to comply with ethical, social, product, labor and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brand.

The growth of our brand depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Additional factors affecting our consumer experience include a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on our e-commerce websites. If we are unable to preserve our reputation, enhance brand recognition or increase positive awareness of our products and Internet platforms, it may be difficult to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.

The success of our brand may also suffer if marketing plans or product initiatives do not have the desired impact on our brand’s image or our ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, failure to maintain product quality, product contamination, the failure to deliver consistently positive consumer experiences, or our products becoming unavailable to consumers.

Our success depends, in part, on the quality, efficacy and safety of our products.

Any loss of confidence on the part of consumers in the ingredients used in our products, whether related to product contamination or product safety or quality failures, actual or perceived, or inclusion of prohibited ingredients, could tarnish the image of our brand and could cause consumers to choose other products. Allegations of contamination or other adverse effects on product safety or suitability for use by a particular consumer, even if untrue, may require us to expend significant time and resources responding to such allegations and could, from time to time, result in a recall of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and brand image.

If our products are found to be, or perceived to be, defective or unsafe, or if they otherwise fail to meet our consumers’ expectations, relationships with consumers could suffer, the appeal of our brand could be diminished, we may need to recall some products and/or become subject to regulatory action, and we could lose sales or market share or become subject to boycotts or liability claims. In addition, third parties may sell counterfeit versions of some of our products. These counterfeit products may pose safety risks, may fail to meet consumers’ expectations, and may have a negative impact on our business. Any of these outcomes could result in a material adverse effect on our business, financial condition and results of operations.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook would adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dermatology or internal medicine offices, and in medical spa facilities and spa facilities, reduction in consumer spending on elective, non-urgent, or higher value treatments such as those offered by our providers or a reduction in the demand for aesthetic services generally, each of which would have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling aesthetic technologies and doctors and/or aestheticians may postpone investments in capital equipment, such as our delivery systems. Increased market acceptance of all of our products and treatments will depend in part upon the recommendations of medical and aesthetics professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics, and price compared to competing products and treatment methods.

We may experience declines in average selling prices of our products which may decrease our net revenues.

We provide volume-based discount programs to customers and may offer additional products purchased at a discounted price. In addition, we sell a number of products at different list prices which also differ based on regions and or country. If we change volume-based discount programs affecting our average selling prices; if we introduce any price reductions or consumer rebate programs; if we expands our discount programs or participation in these programs increases; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue, our average selling prices would be adversely affected. Additionally, in response to the COVID-19 pandemic or any resurgence of COVID-19, as a result of a new variant or otherwise, we may find the need to discount the price for our products to facilitate sales in uncertain times. Were any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may be reduced.

Risk factors related to our growth and profitability

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:
•drive demand in the brand
•invest in digital capabilities;
•improve productivity in our retailers, U.S. medical spa facilities and U.S. spa facilities;
•implement the necessary cost savings to help fund our marketing and digital investments; and
•pursue strategic extensions that can leverage our strengths and bring new capabilities.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments which may result in short-term cost increases with net sales materializing on a longer-term horizon and therefore may be dilutive to earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.

Our historical growth should not be considered as indicative of our future performance. We may not be successful in executing our growth strategy, and even if we achieve our strategic plan, we may not be able to sustain profitability. In future periods, our revenue could decline, or grow more slowly than we expect. We also may incur significant losses in the future for a number of reasons, including the following risks and the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors:
•we may lose one or more significant providers, or sales of our products through these providers may decrease;
•the ability of our third-party suppliers to produce our products and of our distributors to distribute our products could be disrupted;
•our products may be the subject of regulatory actions, including but not limited to actions by the FDA, the FTC and the Consumer Product Safety Commission (“CPSC”) in the United States and comparable foreign authorities outside the United States;
•we may be unable to introduce new products that appeal to consumers or otherwise successfully compete with our competitors in the beauty health industry;
•we may be unsuccessful in enhancing the recognition and reputation of our brand, and our brand may be damaged as a result of, among other reasons, our failure, or alleged failure, to comply with applicable ethical, social, product, labor or environmental standards;
•we may experience service interruptions, data corruption, cyber-based attacks or network security breaches which result in the disruption of our operating systems or the loss of confidential information of our consumers;
•we may be unable to retain key members of our senior management team or attract and retain other qualified personnel; and
•we may be affected by any adverse economic conditions in the United States or internationally.

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

We may be unable to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.

Growing our business will place a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to enhance our operational, financial and management systems, including warehouse management and inventory control; maintain and improve internal controls and disclosure controls and procedures; maintain and improve information technology systems and procedures; and expand, train and manage employee base.

We may not be able to effectively manage this expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and results of operations. Growing our business may make it difficult for us to adequately predict the expenditures it will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our results of operations would suffer.

Acquisitions or investments could disrupt our business and harm our financial condition.

We frequently review acquisition and strategic investment opportunities that would expand our current product offerings, distribution channels, increase the size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, expenditures and other challenges such as:
•    potentially increased regulatory and compliance requirements;
•    implementation or remediation of controls, procedures and policies at the acquired company;
•    diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;
•    coordination of product, sales, marketing and program and systems management functions;
•    transition of the acquired company’s users and providers onto our systems;
•    retention of employees from the acquired company;
•    integration of employees from the acquired company into our organization;
•    integration of the acquired company’s accounting, information management, human resources and other administrative systems and operations into our systems and operations;
•    liability for activities of the acquired company prior to the acquisition, including violations of law, commercial disputes and tax and other known and unknown liabilities; and
•    litigation or other claims in connection with the acquired company, including claims brought by terminated employees, providers, former stockholders or other third parties.

If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, it might not realize the anticipated benefits of that acquisition or investment and it might incur unanticipated liabilities or otherwise suffer harm to our business generally.

To the extent that we pay the consideration for any acquisitions or investments in cash, it would reduce the amount of cash available for other purposes. Acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any contemplated or future acquisition will occur.

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate for a variety of reasons, particularly as we focus on increasing provider and consumer demand for our products.

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate for a variety of reasons. Some of the factors that could cause our operating results to fluctuate include:

•	limited visibility into, and difficulty predicting from quarter to quarter, the level of activity in our customers’ practices;
•	changes in geographic, channel, or product mix;
•	weakness in consumer spending as a result of a slowdown in the global, U.S. or other economies;
•	higher manufacturing costs;
•	competition in general and competitive developments in the market;
•	changes in relationships with our customers and distributors, including timing of orders;
•
changes in the timing of when revenues are recognized, including as a result of the timing of receipt of product orders and shipments, the introduction of new products and software releases, product offerings or promotions, modifications to our terms and conditions or as a result of new accounting pronouncements or changes to critical accounting estimates;

•	fluctuations in currency exchange rates against the U.S. dollar;
•	our inability to scale, suspend or reduce production based on variations in product demand;
•	increased participation in our customer rebate or discount programs could adversely affect our average selling prices;
•	seasonal fluctuations in demand;
•	success of or changes to our marketing programs from quarter to quarter;
•	increased advertising or marketing efforts or aggressive price competition from competitors;
•	changes to our effective tax rate;

•
unanticipated delays and disruptions in the manufacturing process caused by insufficient capacity or availability of raw materials, turnover in the labor force or the introduction of new production processes, power outages or natural or other disasters beyond our control;

•	underutilization of manufacturing facilities;
•	major changes in available technology or the preferences of customers may cause our current product offerings to become less competitive or obsolete;
•	costs and expenditures in connection with litigation;
•	costs and expenditures in connection with the establishment of treatment planning and fabrication facilities in international locations;
•	costs and expenditures in connection with hiring and deployment of direct sales force personnel;
•
disruptions to our business due to political, economic or other social instability or any governmental regulatory or similar actions, including the impact of a pandemic such as the COVID-19 pandemic, any of which results in changes in consumer spending habits, consumers unable or unwilling to visit spas, as well as any impact on workforce absenteeism;

•	inaccurate forecasting of net revenues, production and other operating costs;
•	investments in research and development to develop new products and enhancements;
•	timing of industry tradeshows.

To respond to these and other factors, we may make business decisions that adversely affect our operating results such as modifications to our pricing policy, promotions, development efforts, product releases, business structure or operations. Most of our expenses, such as employee compensation and lease payment obligations, are relatively fixed in the short term. Moreover, expense levels are based, in part, on our expectations regarding future revenue levels. As a result, if our net revenues for a particular period fall below expectations, we may be unable to adjust spending quickly enough to offset any shortfall in net revenues. Due to these and other factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful. You should not rely on our results for any one quarter as an indication of future performance.

We have a history of net losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a net loss of $375 million during the fiscal year ended December 31, 2021. We expect to incur additional operating losses for the foreseeable future. Furthermore, our strategic plan will require a significant investment in product development, sales, marketing and administrative programs, which may not result in the accelerated revenue growth that it anticipates. As a result, there can be no assurance that we will ever generate substantial revenues or achieve or sustain profitability.

Risk factors related to our business operations

A disruption in our operations could materially and adversely affect our business.

As a company engaged in distribution on a global scale, our operations, including those of our third-party suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, as well as natural disasters, pandemics (such as the COVID-19 pandemic), border disputes, acts of terrorism and other external factors over which we and our third-party suppliers, brokers and delivery service providers have no control. The loss of, or damage to, the manufacturing facilities or distribution centers of our third-party suppliers, brokers and delivery service providers could materially and adversely affect our business, financial condition and results of operations.

We depend heavily on contracted third-party delivery service providers to deliver our products to our distribution facilities and logistics providers, and from there to our providers. We also depend on contracted third-party delivery service providers to deliver products directly to providers as part of a direct sale to those providers. Interruptions to or failures in these delivery services could prevent the timely or successful delivery of our products.

These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest. If our products are not delivered on time or are delivered in a damaged state, providers and customers may refuse to accept our products and have less confidence in our services.

Our ability to meet the needs of our consumers depends on the proper operation of our distribution facilities, where most of our inventory that is not in transit is housed. Our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our inventory or distribution facilities, and any loss, damage or disruption of the facilities, or loss or damage of the inventory stored there, could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and may continue to adversely affect, our business, financial condition and results of operations.

The outbreak of the COVID-19 virus continues to spread in the United States and around the world. Related government and private sector responsive actions, as well as changes in consumer spending behaviors, have adversely affected, and may continue to adversely affect our business, financial condition and results of operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, including any resurgence of the COVID-19 virus as a result of a new variant or otherwise, as the situation is rapidly evolving.

The outbreak and global spread of COVID-19 virus, as well as governmental orders and recommendations to mitigate its spread, have significantly disrupted our operating environment, including manufacturing, distribution, and the ability of many of our providers to operate. We have also seen shifts in consumer preferences and practices and may see longer-term changes in consumer demand. There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 virus, including the possibility of new variants prolonging such disruptions, as well as its impact on the U.S. and global economy and our consumers’ spending habits.

While our suppliers and distribution centers currently remain open, there is a risk that any of these facilities (i) may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 virus and/or (ii) are no longer allowed to operate based on directives from public health officials or government authorities. Additionally, there is a risk of decreased, or further decreased, demand if our provider facilities are no longer allowed to operate based on directives from public health officials or government authorities.

As a result of the COVID-19 pandemic, including the spread of any variants, we have in the past been and may be required to have many of our personnel work remotely in the future and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, IT security and fraud concerns as well as increase our exposure to potential wage and hour issues.

The uncertainty around the duration of business disruptions and the extent of the spread of the COVID-19 virus (including the spread of variants) in the United States and to other areas of the world will likely continue to adversely impact the national or global economy and negatively impact consumer spending and shopping behaviors. If the pandemic worsens, we may see a further drop in the ability of our providers to operate or in the willingness of consumers to purchase optional beauty health treatments. Any of these outcomes could have an adverse impact on our business, financial condition and results of operations. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the COVID-19 pandemic and the actions taken to contain it or treat its impact.

Our success depends, in part, on our retention of key members of our senior management team, whose continued service is not guaranteed, ability to manage the transition of our Chief Executive Officer and ability to attract and retain qualified personnel.

Our success depends, in part, on our ability to retain our key employees, including executive officers, senior management team and development, operations, finance, sales and marketing personnel, whose continued service is not guaranteed. In particular, our executive officers are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors and business and investment opportunities. If we lost their services, our business and investment opportunities and our relationships with existing and prospective customers and industry personnel could suffer. Many of our other senior employees also have strong industry reputations. The loss of any of these key personnel would result in the loss of these and other benefits and could materially and adversely affect our results of operations.

On December 31, 2021, Clinton Carnell transitioned out of his roles as our Chief Executive Officer and a member of our board of directors. Effective as of February 7, 2022, Andrew Stanleick was appointed as our Chief Executive Officer and as a member of our board of directors. Our future performance will depend, in part, on the successful transition of Mr. Stanleick as our new Chief Executive Officer. Mr. Stanleick does not have prior experience as the chief executive officer of a publicly traded company. If we do not successfully manage our Chief Executive Officer transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business.

Our success also depends, in part, on our continuing ability to identify, hire, train and retain other highly qualified personnel. In addition, we may be unable to effectively plan for the succession of senior management, including our chief executive officer. The loss of key personnel or the failure to attract and retain qualified personnel may have a material adverse effect on our business, financial condition and results of operations.

We rely on a number of third-party suppliers, distributors and other vendors, and they may not continue to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand, cause consumer dissatisfaction, and require us to find alternative suppliers of our products or services.

We use multiple third-party suppliers based in the United States and overseas to source substantially all of our products. We engage third-party suppliers on a purchase order basis and is not party to long-term contracts with any of them. The ability of these third parties to supply our products may be affected by competing orders placed by other persons and the demands of those persons. If we experience significant increases in demand or need to replace a significant number of existing suppliers, there can be no assurance that additional supply capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier will allocate sufficient capacity to us in order to meet our requirements.

In addition, quality control problems, such as the use of ingredients and delivery of products that do not meet our quality control standards and specifications or comply with applicable laws or regulations, could harm our business. These quality control problems could result in regulatory action, such as restrictions on importation, products of inferior quality or product stock outages or shortages, harming our sales and creating inventory write-downs for unusable products.

We have also outsourced significant portions of our distribution process overseas, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell products in a number of foreign countries, and our international warehouses and distribution facilities are managed and staffed by our third-party distributors, and we utilize a third-party hosting and networking provider to host our e-commerce websites. The failure of one or more of these entities to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of these existing agreements, we may not be able to renegotiate the terms on a commercially reasonable basis, or at all.

We also rely on providers and estheticians to promote our treatments, which they are not under any contractual obligation to do or continue to do.

Further, our third-party suppliers and distributors may:
•    potentially increased regulatory and compliance requirements;
•    have economic or business interests or goals that are inconsistent with ours;
•    take actions contrary to our instructions, requests, policies or objectives;
•    be unable or unwilling to fulfill their obligations under relevant purchase orders, including obligations to meet our production deadlines, quality standards, pricing guidelines and product specifications, or to comply with applicable regulations, including those regarding the safety and quality of products and ingredients and good manufacturing practices;
•    have financial difficulties;
•    encounter raw material or labor shortages;
•    encounter increases in raw material or labor costs which may affect our procurement costs;
•    disclose our confidential information or intellectual property to competitors or third parties;
•    engage in activities or employ practices that may harm our reputation; and
•    work with, be acquired by, or come under control of, our competitors.

The occurrence of any of these events, alone or together, could have a material adverse effect on our business, financial condition and results of operations. In addition, such problems may require us to find new third-party suppliers or distributors, and there can be no assurance that we would be successful in finding third-party suppliers or distributors meeting our standards of innovation and quality.

The management and oversight of the engagement and activities of our third-party suppliers and distributors requires substantial time, effort and expense of our employees, and we may be unable to successfully manage and oversee the activities of our third-party suppliers and distributors. If we experience any supply chain disruptions caused by our inability to locate suitable third-party suppliers, or if our raw material suppliers experience problems with product quality or disruptions or delivery of the raw materials or components used to make such products, our business, financial condition and results of operations could be materially and adversely affected.

We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ends or the price of raw materials used in our manufacturing process increases.

We are dependent on sole suppliers or a limited number of suppliers for certain components that are integral to our finished products. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these suppliers to produce the needed equipment and materials in sufficient quantities to support our growth. Any one of these factors could harm our business and growth prospects.

The design, development, manufacture and sale of our products involves the risk of product liability and other claims by consumers and other third parties, and insurance against such potential claims is expensive and may be difficult to obtain.

The design, development, manufacture and sale of our products involves an inherent risk of product liability claims and the associated adverse publicity. We regularly monitor the use of our products for trends or increases in reports of adverse events or product complaints. In some, but not all, cases, an increase in adverse event reports may be an indication that there has been a change in a product’s specifications or efficacy. Such changes could lead to a recall of the product in question or, in some cases, increases in product liability claims related to the product in question. If the coverage limits for product liability insurance policies are not adequate or if certain of our products are excluded from coverage, a claim brought against it, whether covered by insurance or not, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
We could also be subject to a variety of other types of claims, proceedings, investigations and litigation initiated by government agencies or third parties. These include compliance matters, product regulation or safety, taxes, employee benefit plans, employment discrimination, health and safety, environmental, antitrust, customs, import/export, government contract compliance, financial controls or reporting, intellectual property, allegations of misrepresentation, false claims or false statements, commercial claims, claims regarding promotion of our products and services, shareholder derivative suits or other similar matters. Negative publicity, whether accurate or inaccurate, about the efficacy, safety or side effects of our products or product categories, whether involving us or a competitor, could materially reduce market acceptance to our products, cause consumers to seek alternatives to our products, result in product recalls, removals, corrections or withdrawals and cause our stock price to decline. Negative publicity could also result in an increased number of product liability claims, whether or not these claims have a basis in scientific fact. Any such claims, proceedings, investigations or litigation, regardless of the merits, might result in substantial costs, restrictions on product use or sales, or otherwise injure our business.

If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected.

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or componentry. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations.

A disruption in the operations of our primary freight carrier or higher shipping costs could cause a decline in our net revenues or a reduction in our earnings.

We are dependent on commercial freight carriers to deliver our products both within the United States and internationally. If the operations of these carriers are disrupted for any reason, we may be unable to timely deliver our products to our customers. If we cannot deliver our products on time and cost effectively, our customers may choose competitive offerings causing our net revenues and gross margins to decline, possibly materially. In a rising fuel cost environment, our freight costs will increase. In addition, we earn an increasingly larger portion of our total revenues from international sales. International sales carry higher shipping costs which could negatively impact our gross margin and results of operations. If freight costs materially increase and we are unable to pass that increase along to our customers for any reason or otherwise offset such increases in costs, our gross margin and financial results could be adversely affected.

In order to deepen our market penetration and raise awareness of our brand and products, we have increased the amount we spend on marketing activities, which may not ultimately prove successful or an effective use of our resources.

To increase awareness of our products and services domestically and internationally, we have increased the amount we spend, and anticipate spending in the future on marketing activities. Our marketing efforts and costs are significant and include national and regional campaigns involving print media, social media, additional placements and alliances with strategic partners. We attempt to structure our advertising/marketing campaigns in ways we believe most likely to increase brand awareness and adoption; however, there is no assurance our campaigns will achieve the returns on advertising spend desired or successfully increase brand or product awareness sufficiently to sustain or increase our growth goals, which could have an adverse effect on our gross margin and business overall.

We manufacture and assembles the majority of our delivery systems at one site in California and if that site were to become compromised or damaged, our ability to continue to manufacture and assemble our product would be negatively affected.

One of our sites in California manufactures and assembles the vast majority of our delivery systems. Another site in California fills the majority of our consumable products and these items are kitted at the first site. If either of these sites were shut down or damaged by natural disaster, fire, social unrest, government regulation or other cause, our operations would be negatively impacted. In that situation, our ability to manufacture our products would be impaired and our ability to distribute to and service our customers would be impaired. This could materially and adversely affect our business, financial condition and results of operations and possibly our reputation.
We rely heavily on our direct sales force to sell our products in the United States, and any failure to train and maintain our direct sales force could harm our business.

Our ability to sell our products and generate revenues primarily depends upon our direct sales force within the United States. We do not have any long-term employment contracts with our direct sales force and the loss of the services provided by these key personnel may harm our business. In order to provide more comprehensive sales and service coverage, we continue to increase the size of our sales force to pursue growth opportunities within and outside of our existing geographic markets. To adequately train new representatives to successfully market and sell our products and for them to establish strong customer relationships takes time. As a result, if we are unable to retain our direct sales personnel or quickly replace them with individuals of equivalent technical expertise and qualifications, if we are unable to successfully instill technical expertise in new and existing sales representatives, if we fail to establish and maintain strong relationships with our customers, or if our efforts at specializing our selling techniques do not prove successful and cost-effective, our net revenues and our ability to maintain market share could be materially harmed.

As compliance with healthcare regulations becomes more costly and difficult for us or our customers, we may be unable to grow our business.

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state, local and foreign levels, some of which are, and others of which may be, applicable to our business. Furthermore, our healthcare provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us. The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. Regulations implemented pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”), including regulations governing the privacy and security of individually identifiable health information held by healthcare providers and their business associates may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, or result in the revocation of endorsement of our products and services by healthcare participants.

Extensive and changing government regulation of the healthcare industry may be expensive to comply with and exposes us to the risk of substantial government penalties.

In addition to medical device laws and regulations, numerous state, federal and foreign healthcare-related laws regulate our business, covering areas such as:
•    storage, transmission and disclosure of medical information and healthcare records;
•    prohibitions against the offer, payment or receipt of remuneration to induce referrals to entities providing beauty healthcare services or goods or to induce the order, purchase or recommendation of our products; and
•    the marketing and advertising of our products.

Complying with these laws and regulations could be expensive and time-consuming and could increase our operating costs or reduce or eliminate certain of our sales and marketing activities or our revenues.

We are subject to state laws in California that require gender and diversity quotas for boards of directors of public companies headquartered in California.

In September 2018, California enacted SB 826, requiring public companies headquartered in California to maintain minimum female representation on their boards of directors as follows: by December 31, 2019, public company boards must have a minimum of one female director; by December 31, 2021, public company boards with five members will be required to have at least two female directors, and public company boards with six or more members will be required to have at least three female directors.

Additionally, on September 30, 2020, California enacted AB 979, requiring public companies with principal executive offices in California to each have at least one director from an underrepresented community based on ethnicity and sexual orientation by December 31, 2021. By December 31, 2022, each of these companies will be required to have at least two directors from such underrepresented communities if such company has more than four but fewer than nine directors, or at least three directors from underrepresented communities if the company has nine or more directors.

As of December 31, 2021, we have not yet met the requirement to have three female directors on our board. Although we intend to be in compliance on or before December 31, 2022, we cannot assure that we can recruit, attract and/or retain qualified members of the board and continue to meet gender and diversity quotas as required by California law (provided that such laws are not repealed before the compliance deadlines), which may cause certain investors to divert their holdings in our securities and expose us to financial penalties and/or reputational harm.

Risk factors related to variability of demand for our products

Our providers generally are not under any obligation to purchase product, and business challenges at one or more of these providers could adversely affect our results of operations.

As is typical in our industry, our business with providers is based primarily upon discrete sales orders, and we do not have contracts requiring providers to make firm purchases from us. Accordingly, providers could reduce their purchasing levels or cease buying products from us at any time and for any reason. If we lose a significant provider or if sales of our products to a significant provider materially decrease, it could have a material adverse effect on our business, financial condition and results of operations.

Because a high percentage of our sales are made through our providers, our results are subject to risks relating to the general business performance of our providers. Factors that adversely affect our providers’ businesses may also have a material adverse effect on our business, financial condition and results of operations. These factors may include:
•    any reduction in consumer traffic and demand at our providers as a result of economic downturns, pandemics or other health crises, changes in consumer preferences or reputational damage as a result of, among other developments, data privacy and security breaches, regulatory investigations or employee misconduct;
•    any credit risks associated with the financial condition of our providers; and
•    the effect of consolidation or weakness in the retail industry or at certain providers, including store and spa closures and the resulting uncertainty.

Risk factors related to our financial condition

Our business could also be adversely affected by our inability to repay or refinance existing debt.

As of the filing date of this Annual Report on Form 10-K, we are in compliance with all of our debt covenants. However, we may be unable to satisfy financial covenants in the future, which could materially and adversely affect our ability to finance future operations, such as acquisitions or capital needs. If our earnings deteriorate or we are unable to obtain future financings on terms acceptable to the Company, it is possible that we would fail to comply with the terms of the 1.25% Convertible Senior

Notes due 2026 (the “Notes”), such as the failure to make payments of principal and interest due thereunder, and therefore be in default under the Notes. A default under the Notes, among other things, would trigger the counterparty’s ability to immediately demand payment without any further action or notice by such party.

If the Notes are not converted into our equity securities and we are unable to repay in full or refinance such Notes on commercially reasonable terms, if at all, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt obligations.

If our cash from operations is not sufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially and adversely affected.

We may require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives, investments or acquisitions it may decide to pursue. To the extent we are unable to generate sufficient cash flow, we may be forced to cancel, reduce or delay these activities. Alternatively, if our sources of funding are insufficient to satisfy our cash requirements, we may seek to obtain an additional credit facility or sell equity or debt securities. The sale of equity securities would result in dilution of our existing stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and operating and financing covenants that could restrict our operations.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may not be able to affect any such alternative measures on commercially reasonable terms, or at all. If we cannot make scheduled payments on our debt, the lenders under our credit agreement can terminate their commitments to loan money under our revolving credit facility, and our lenders under our Credit Agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

Furthermore, it is uncertain whether financing will be available in amounts or on terms acceptable to us, if at all, which could materially and adversely affect our business, financial condition and results of operations.

Our ability to use any net operating loss carryforwards and certain other tax attributes may be limited.

Federal and state net operating loss carryforwards and certain tax credits, if any, may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use our pre-change net operating loss carryforwards and other pre-change attributes to offset our post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe that an “ownership change” for purposes of Section 382 and Section 383 of the Code occurred as a result of the transactions undertaken in connection with the Business Combination.

As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Changes in tax law, in our tax rates or in exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.

Changes in law and policy relating to taxes could materially and adversely affect our business, financial condition and results of operations. For example, the Tax Cuts and Jobs Act (“2017 Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) remain unclear in many respects. As such, the 2017 Tax Act and the CARES ACT could be subject to potential amendments and technical corrections or be subject to interpretation and implementing regulations by the Treasury and U.S. Internal Revenue Service, any of which could mitigate or increase certain adverse tax effects of the 2017 Tax Act or the CARES Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation.

In addition, the U.S. presidential administration and members of the U.S. Congress have proposed significant changes in U.S. federal income tax law, regulation and government policy within the United States, which could affect us and our business. For example, these proposals include significant changes to the U.S. federal income taxation of business entities including, among others, an increase in the tax rate applicable to global intangible low-taxed income and elimination or restriction of certain related exemptions, the imposition of minimum taxes or surtaxes on certain types of income. These proposals are being considered by the U.S. Congress, but the likelihood of these or other changes being enacted or implemented is unclear. We are currently unable to predict whether these or other changes will occur and, if so, the ultimate impact on our business. To the extent that such changes have a negative impact on us, our suppliers or our consumers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flow.

In addition, as we continue to expand business internationally, the application and implementation of existing, new or future international laws regarding taxes, including indirect taxes (such as a Value Added Tax), could materially and adversely affect our business, financial condition and results of operations.

Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.

Exchange rate fluctuations may affect the costs that we incur in our operations. The main currencies to which we are exposed are the British pound, the Canadian dollar and the EU euro. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in certain assumptions including revenue growth rates, discount rates, earnings multiples and future cash flows may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired. We may be required to record a significant charge to earnings in the financial statements during the period in which any impairment of goodwill or asset group is determined.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in legal entity structure and/or activities performed within our entities, changes in tax laws, regulations and/or rates, new or changes to accounting pronouncements, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, settlement of income tax audits and non-deductible goodwill impairments.

Changes in tax laws or tax rulings could negatively impact our income tax provision and net income.

We are subject to changing tax laws both within and outside of the United States. Changes in tax laws or tax rulings, or changes in interpretations of existing tax laws, could affect our income tax provision and net income or require us to change the manner in which we operate our business. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in Europe, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws. Such changes could affect our tax rate and thus affect our profitability.

There is also a high level of uncertainty in today’s tax environment stemming from both global initiatives put forth by the Organisation for Economic Co-operation and Development (“OECD”), and unilateral measures being implemented by various countries due to a historic lack of consensus on these global initiatives. As an example, the OECD has put forth two proposals—Pillar One and Pillar Two—that revise the existing profit allocation and nexus rules (profit allocation based on location of sales versus physical presence) and ensure a minimal level of taxation, respectively. If these proposals are passed, it is possible that we will have to pay higher income taxes in countries where such rules are applicable.

Volatility in the financial markets could have a material adverse effect on our business.

While we currently generate cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financing difficult or more expensive. If any financial institution party to our credit facilities or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition and results of operations.

Risk factors related to information technology and cybersecurity

We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems to market and sell our products, to process electronic and financial information, to assist with sales tracking and reporting, to manage a variety of business processes and activities and to comply with regulatory, legal and tax requirements. We are increasingly dependent on a variety of information systems to effectively process consumer orders from our e-commerce business. We depend on our information technology infrastructure for digital marketing activities and for electronic communications among our personnel, providers, customers, consumers, distributors and suppliers around the world. These information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. Any material disruption of our systems, or the systems of our third-party service providers, could disrupt our ability to track, record and analyze the products that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and transactions and our ability to receive and process provider and e-commerce orders or engage in normal business activities. If our information technology systems suffer damage, disruption or shutdown, we may incur substantial cost in repairing or replacing these systems, and if we do not effectively resolve the issues in a timely manner, our business, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.

Our e-commerce operations are important to our business. Our e-commerce websites serve as an effective extension of our marketing strategies by introducing potential new consumers to our brand, product offerings, providers and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brand’s reputation.

We must successfully maintain and upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to expand and improve our information technology systems and personnel to support historical and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to leverage our e-commerce channels, fulfill provider and customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

If we fail to adopt new technologies or adapt our e-commerce websites and systems to changing consumer requirements or emerging industry standards, our business may be materially and adversely affected.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our information technology, including our e-commerce websites and mobile applications. Our competitors are continually innovating and introducing new products to increase their consumer base and enhance user experience. As a result, in order to attract and retain consumers and compete against our competitors, we must continue to invest resources to enhance our information technology and improve our existing products and services for our consumers. The Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer requirements and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of our e-commerce websites and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to properly implement or use new technologies effectively or adapt our e-commerce websites and systems to meet consumer requirements or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or consumer requirements, whether for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.

Failure to protect sensitive information of our consumers and information technology systems against security breaches could damage our reputation and brand and substantially harm our business, financial condition and results of operations.

We collect, maintain, transmit and store data about our consumers, suppliers and others, including personal information, financial information, including consumer payment information, as well as other confidential and proprietary information important to our business. We also employ third-party service providers that collect, store, process and transmit personal information, and confidential, proprietary and financial information on our behalf.

We have in place certain technical and organizational measures designed to maintain the security of critical proprietary, personal, employee, provider and financial data. Despite implementation of such measures, our information technology systems, as well as those of our service providers and of third parties with which we have relationships, could still be vulnerable to failure or damage from computer viruses and other malware (e.g., ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes), terrorism, war, fire, and telecommunication or electrical failures. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Even though we do not believe that we have experienced any significant security incident to date, we cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future.

Furthermore, any third parties that could gain unauthorized access to our systems may engage in various other illegal activities using information gained from such access, including credit card fraud or identity theft, which may cause additional harm to us, our consumers and our brand. We may also be vulnerable to error or malfeasance by our own employees or other insiders with access to our systems. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our consumers or website users. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our e-commerce websites. Contracted third-party delivery service providers may also violate their confidentiality or data processing obligations and disclose or use information about our consumers inadvertently or illegally.

If a material security breach were to occur, our reputation and brand could be damaged, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches including exposure of litigation or regulatory action and a risk of loss and possible liability. If a security breach were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security, financial, cyber and other laws and cause significant legal and financial exposure, negative publicity, and a loss of confidence in our security measures, all of which could have a material adverse effect on our business, financial condition and results of operations.

Although we maintain cyber liability insurance, we cannot be certain that our insurance coverage will be adequate for all breach-related liabilities or that insurance will continue to be available to us on economically reasonable terms, or at all. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures, and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and third-party service providers, then our reputation, business, results of operations and financial condition could be adversely affected.

Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.

We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks, payments made with gift cards processed by third-party providers and payments through third-party online payment platforms such as PayPal, Afterpay and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offers, including online payment options and gift cards. Transactions on our e-commerce websites are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations also may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

We are subject to payment card association operating rules, certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”), and various rules, regulations and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Our, or our vendors’, actual or perceived failure to comply with PCI DSS or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what it currently pays for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, or if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, among other things, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our consumers, process electronic funds transfers or facilitate other types of online payments, and our reputation and our business, financial condition and results of operations could be materially and adversely affected.

Risk factors related to conducting business internationally

International sales and operations comprise a significant portion of our business, which exposes us to foreign operational, political and other risks that may harm our business.

We generate an increasing share of our revenue from international sales and maintain international operations, including supply and distribution chains that are, and will continue to be, a significant part of our business. Since our growth strategy depends in part on our ability to penetrate international markets and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in markets we believe to have high-growth potential. The substantial up-front investment required, the lack of consumer awareness of our products in certain jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new jurisdictions, and which make the success of our international efforts uncertain.

Moreover, our reliance on international operations exposes us to other risks and uncertainties that are customarily encountered in non-U.S. operations and that may have a material effect on our results of operations and business as a whole, including:

•    local political and economic instability;
•    increased expense of developing, testing and making localized versions of HydraFacial’s products;
•    difficulties in hiring and retaining employees;
•    differing employment practices and laws and labor disruptions;
•    pandemics, such as the COVID-19 pandemic, and natural disasters;
•    difficulties in managing international operations, including any travel restrictions imposed on HydraFacial or HydraFacial’s customers, such as those imposed in response to the COVID-19 pandemic;
•    fluctuations in currency exchange rates;
•    foreign exchange controls that could make it difficult to repatriate earnings and cash;
•    import and export controls, license requirements and restrictions;
•    controlling production volume and quality of the manufacturing process;
•    acts of terrorism and acts of war;
•    general geopolitical instability and the responses to it, such as the possibility of economic sanctions, trade restrictions and changes in tariffs, such as recent economic sanctions implemented by the United States against China and Russia and tariffs imposed by the United States and China;
•    interruptions and limitations in telecommunication services;
•    product or material transportation delays or disruption, including as a result of customs clearance, violence, protests, police and military actions, or natural disasters;
•    risks of non-compliance by HydraFacial’s employees, contractors, or partners or agents with, and burdens of complying with, a wide variety of extraterritorial, regional and local laws, including competition laws and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act 2010 (the “UKBA”), in spite of HydraFacial’s policies and procedures designed to promote compliance with these laws;
•    the impact of government-led initiatives to encourage the purchase or support of domestic vendors, which can affect the willingness of customers to purchase products from, or collaborate to promote interoperability of products with, companies whose headquarters or primary operations are not domestic;
•    an inability to obtain or maintain adequate intellectual property protection for HydraFacial’s brand and products;
•    longer payment cycles and greater difficulty in accounts receivable collection;
•    a legal system subject to undue influence or corruption;
•    a business culture in which illegal sales practices may be prevalent; and
•    potential adverse tax consequences.

If any of the risks outlined above materialize in the future, we could experience production delays and lost or delayed revenues, among other potential negative consequences that could materially impact our international operations and adversely affect our business as a whole.

Adverse economic conditions in the United States, Europe or any of the other countries in which we may conduct business could negatively affect our business, financial condition and results of operations.

Consumer spending on beauty health products and services is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Europe or any of the other jurisdictions in which we do significant business, or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses a risk to our business. A decrease in consumer spending or in consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. These economic conditions could cause some of our providers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

Legal, political, and economic uncertainty surrounding the planned exit of the United Kingdom from the European Union are a source of instability and uncertainty.

On January 31, 2020, the United Kingdom formally withdrew from the EU. Uncertainties regarding trade arrangements between the United Kingdom and the EU resulting from such withdrawal could result in increased costs or otherwise adversely impact our operations in the EU and the United Kingdom. We distribute our products to our EU based providers and distributors from the United Kingdom. Depending on tariffs and trade regulation negotiations, we may be forced to acquire duplicate arrangements in the EU either temporarily or permanently, which may increase our costs in the EU and the United Kingdom.

Further, since the United Kingdom is no longer part of the EU, its data protection regulatory regime will be independent of the EU. From January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (“UK GDPR”), which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The UK

GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. In addition, the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the EU remain unclear and have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.

We have growing operations in China, which exposes us to risks inherent in doing business in that country.

We currently source components in China and do not have substantial alternatives to those suppliers. We also utilize warehouse services provided by our third-party distributors. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers, increase significantly. In addition, our suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Additionally, the Chinese government may impose additional regulations regarding ingredients and composition and these regulations may affect our products. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we or our suppliers may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected. See also “Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.”

Recent and potential additional tariffs imposed by the United States government or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.

The U.S. government has imposed increased tariffs on certain imports from China, some of which cover products that we import from that country. We currently source important components for our products from third-party suppliers in China, and, as such, current tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. In any case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations. In retaliation for the current U.S. tariffs, China has implemented tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.

Risk factors related to evolving laws and regulations and compliance with laws and regulations

New laws, regulations, enforcement trends or changes in existing regulations governing the introduction, marketing and sale of our products to consumers could harm our business.

There has been an increase in regulatory activity and activism in the United States and abroad, and the regulatory landscape is becoming more complex with increasingly strict requirements. If this trend continues, we may find it necessary to alter some of the ways we have traditionally manufactured and marketed our products in order to stay in compliance with a changing regulatory landscape, and this could add to the costs of our operations and have an adverse impact on our business. To the extent federal, state, local or foreign regulatory changes regarding licensing, distribution, consumer protection, or the ingredients, claims or safety of our products occurs in the future, they could require us to obtain additional licenses and registrations, reformulate or discontinue certain of our products, revise the product packaging or labeling, or adjust operations and systems, any of which could result in, among other things, increased costs, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable regulations, including those for medical devices, could result in enforcement action by the FDA or other regulatory authorities within or outside the United States, including state and local regulatory authorities, with actions including but not limited to product seizures, injunctions, product recalls and criminal or civil monetary penalties, all of which could have a material adverse effect on our business, financial condition and results of operations.

In the United States, the FDA does not currently require pre-market approval for products intended to be sold as cosmetics and that meet regulatory requirements for cosmetics. However, the FDA may in the future require pre-market approval, clearance or registration/notification of cosmetic products, establishments or manufacturing facilities. Moreover, such products could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs or as medical device accessories, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the premarket, post market and manufacturing requirements applicable to drugs and medical devices. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug or medical device products and it is unable to comply with applicable requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our products and any related interruption in the marketing and sale of these products could damage our reputation and image in the marketplace.

In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products. If the FDA determines that we have disseminated inappropriate drug claims for our products intended to be sold as cosmetics, we could receive a warning or untitled letter, be required to modify our product claims or take other actions to satisfy the FDA, including product recalls. In addition, plaintiffs’ lawyers have filed class action lawsuits against cosmetic companies after receipt of these types of FDA warning letters. There can be no assurance that we will not be subject to state and federal government actions or class action lawsuits, which could harm our business, financial condition and results of operations.

The EU does not currently require pre-market approval for cosmetic products, but all products to be marketed in the EU must be registered in the cosmetic products notification portal (“CPNP”) before being placed on the market. In addition, there is a ban on animal testing for cosmetic purposes and finished cosmetic products or ingredients which were tested on animals may not be marketed in the EU. A product will be considered a drug if it is intended to or presented as treating or preventing a disease or restoring, correcting or modifying significantly physiological functions by a pharmacological, immunological or metabolic action. Similarly to the United States, the statutory and regulatory requirements applicable to drugs and medical devices are extensive and require significant resources and time to ensure compliance.

Additional state, federal and foreign requirements may be imposed on consumer products as well as cosmetics, cosmetic ingredients, or the labeling and packaging of products intended for use as cosmetics. For example, several lawmakers are currently focused on giving the FDA additional authority to regulate cosmetics and their ingredients. This increased authority could require the FDA to impose increased testing and manufacturing requirements on cosmetic manufacturers or cosmetics or their ingredients before they may be marketed. We are unable to ascertain what, if any, impact any increased statutory or regulatory requirements may have on our business.

We also may begin to sell consumer products, which are subject to regulation by the CPSC in the United States under the provisions of the Consumer Product Safety Act, as amended by the Consumer Product Safety Improvement Act of 2008. These statutes and the related regulations ban from the market consumer products that fail to comply with applicable product safety laws, regulations and standards. The CPSC has the authority to require the recall, repair, replacement or refund of any such banned products or products that otherwise create a substantial risk of injury and may seek penalties for regulatory noncompliance under certain circumstances. The CPSC also requires manufacturers of consumer products to report certain types of information to the CPSC regarding products that fail to comply with applicable regulations. Certain state laws also address the safety of consumer products, and mandate reporting requirements, and noncompliance may result in penalties or other regulatory action. Similar requirements may exist in foreign jurisdictions.

Our business is subject to extensive and continuing regulatory compliance obligations. If we fail to obtain and maintain necessary market clearances from the FDA and other marketing authorizations or certifications from counterpart foreign regulatory authorities or notified bodies for our medical device products and indications, if clearances or other marketing authorizations or certifications for future products and indications are delayed or not issued, if we or any third-party suppliers or manufacturers fail to comply with applicable regulatory requirements, or if there are U.S. federal or state level or comparable foreign regulatory changes, our commercial operations could be harmed.

Our products are subject to extensive regulation by the applicable regulatory authorities where our products are or will be sold prior to their marketing for commercial use. In the United States, medical device products are subject to extensive regulation by the FDA for developing, testing, manufacturing, labeling, sale, marketing, advertising, promotion, distribution, import, export, shipping, establishment registration and device listing, inspections and audits, record keeping, recalls and field safety corrective actions and post-market surveillance, including reporting of certain events. The HydraFacial Delivery System is subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device, while our boosters and serums are marketed as cosmetics.

Before a new medical device, or a new use of, or claim for, an existing medical device product can be marketed in the United States, it must first receive marketing authorization from the FDA unless it is exempt. The FDA marketing authorizations for medical devices include a clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (or a 510(k) clearance) or premarket approval of a Premarket Approval Application. Some devices may be exempt from 510(k) clearance, receive enforcement discretion from the FDA or may receive marketing authorization through the de novo classification pathway. Authorization processes can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. Our future products and enhancements or changes to products may require new 510(k) clearance, premarket approval, authorization from the FDA or listing with the FDA, as well as state licenses as may be applicable to the manufacturing or distribution of medical devices. The currently marketed medical devices are marketed pursuant to 510(k) clearances we have obtained or are exempt from the requirement to obtain such clearance or other form of marketing authorization.

Medical devices may be marketed only for the indications for which they are approved or cleared, or for which they are classified as exempt from such clearance. If the FDA disagrees with us concerning the scope or applicability of a clearance or exemption with respect to a device or its marketing, we may be required to change its promotional and/or labeling materials and/or stop marketing that device and may need to pursue additional authorizations or conduct product recalls, corrections or removals. Changes or modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that constitute a major change or modification in its intended use would require a new 510(k) clearance or possibly premarket approval. For example, the FDA could assert that the marketing and distribution of our cleared devices are not within the cleared indications and require a new 510(k) clearance or possibly premarket approval. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, existing products in a timely fashion, or at all and may be found by the FDA to be in violation of these authorities. Delays in obtaining future clearances, authorizations or approvals would adversely affect our ability to continue marketing existing medical device products or introduce new or enhanced products in a timely manner, which in turn would harm its revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices.

In the EU, until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (the “Medical Devices Directive”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “Medical Devices Regulation”) which became effective on May 26, 2021. Our current certificates have been granted and renewed under the Medical Devices Directive. Devices lawfully placed on the market pursuant to the Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, as of May 26, 2021, manufacturers must comply with the Medical Devices Regulation requirements applying in place of the corresponding requirements of the Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements.

Under the Medical Devices Directive, all medical devices placed on the market in the EU must meet the relevant essential requirements laid down in Annex I to the Medical Devices Directive, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices, including harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter as it creates a rebuttable presumption that the device satisfies that essential requirement.

To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

In the EU, we must inform the notified body that carried out the conformity assessment of the medical devices that we market or sell in the EU of any planned substantial changes to the quality system or substantial changes to our medical devices that could affect compliance with the general safety and performance requirements or cause a substantial change to the intended use for which the device has been CE marked. The notified body will then assess the planned changes and verify whether they affect the products’ ongoing conformity with the applicable legislation. If the assessment is favorable, the notified body will issue a new certificate of conformity or an addendum to the existing certificate attesting compliance with the general safety and performance requirements and quality system requirements.

Pursuing marketing of medical devices in the EU will require devices to be certified under the new regime set forth in the Medical Devices Regulation when our current certificates expire. If we fail to remain in compliance with applicable EU legislation, we would be unable to continue to affix the CE mark to its products, which would prevent us from selling them within the EU and the European Economic Area (“EEA”) (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The FDA or the applicable foreign regulatory bodies and notified bodies can delay, limit or deny clearance, approval or certification of a device for many reasons. In addition, the FDA or applicable foreign regulatory bodies may change their clearance, approval and certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, clearance or certification of future products under development or impact our ability to modify currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements that could delay our ability to obtain new clearances, increase the costs of compliance or restrict our ability to maintain our current clearances.

Additionally regulatory clearances, approvals or certifications to market a product can contain limitations on the indicated uses for such product. Product clearances, approvals and certifications can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance, approval or certification. FDA and foreign regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies or notified bodies will not adversely affect our operations. We and our manufacturers may be inspected or audited by the FDA or other regulatory bodies and notified bodies from time to time to determine whether we or our manufacturers are in compliance with applicable laws. A determination that we are in violation of FDA or other applicable foreign laws and regulations or any of our product clearances, approvals or certifications could lead to imposition of civil penalties, including fines, product recalls or product seizures and, in certain cases, criminal sanctions.

Our facilities are subject to regulation under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and FDA implementing regulations governing the manufacture of our products. If we fail to comply with federal, state and foreign regulations, our manufacturing operations could be halted, and our business would suffer.

Our facilities are subject to regulation under the FDCA and FDA implementing regulations. With respect to our medical device products, we are required to demonstrate and maintain compliance with the FDA’s current Good Manufacturing Practices, referred to as the Quality System Regulation (“QSR”). The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of medical device products. The FDA enforces the QSR through periodic announced or unannounced inspections. We are subject to such inspections. Any failure by us to take satisfactory corrective action in response to an adverse inspection could result in enforcement actions against us, including warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution. Any of these actions could significantly and negatively impact the supply of our products, and could cause our sales and business to suffer. In addition, we are subject to standards imposed on our activities outside of the United States. A failure to comply with applicable regulations governing the manufacture of our products could have a material adverse effect on our business, financial condition and results of operations.

The use, misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The use, misuse or off-label use of our products may harm our reputation or the image of our products in the marketplace, result in injuries that lead to product liability suits, which could be costly to the business, or result in legal sanctions if we are deemed or alleged to have engaged in off-label promotion.

Our medical device products are either exempt from marketing authorization requirements or are subject to the 510(k) clearance process or certification outside the United States. We may only use labeling, including promotional materials, that are consistent with the specific indication(s) for use included in the FDA exemption regulation, 510(k) clearance or certification, or in the case of our cosmetic products, that are consistent with the kinds of claims that are permitted to be used for cosmetics, and as applicable to the specific product. If the FDA or other authorities determine that our promotional or training materials constitute the unlawful promotion of an off-label use, they could request that we modify our training or promotional materials and/or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, civil money penalties, seizure, injunction or criminal fines and penalties.

In addition, there may be increased risk of injury if we or our sales force markets or physicians, a/estheticians, or others attempt to use our products off-label. The FDA and other foreign authorities do not restrict or regulate a physician’s or other licensed professional’s use of a medical product within the scope of practice of medicine or other licensed activity, and we cannot prevent the use of our products off-label. The use of our products for indications other than those for which our products have been cleared by the FDA or certified by a notified body, or that are permitted under the scope of any regulation establishing an exemption from 510(k) clearance, may not have the intended effect, which could harm our reputation in the marketplace. Physicians, a/estheticians, and others may also misuse our products or use improper techniques if they are not adequately trained in the particular use, potentially leading to injury and an increased risk of product liability. Product liability claims are expensive to defend and could divert management’s attention from the primary business and result in substantial damage awards against us. Any of these events could harm our business, results of operations and financial condition.

Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit or delay our ability to sell our products and harm our business, financial condition and results of operations.

Government authorities regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that the efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. A significant area of risk for such activities relates to improper or unsubstantiated claims about our products and their use or safety. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, the FDA, the FTC or other regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, or private parties could seek to challenge our claims even in the absence of formal regulatory actions, which could harm our business, financial condition and results of operations.

Our products may cause or contribute to adverse medical events or other undesirable side effects that we are required to report to the FDA or foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA or foreign regulatory authorities when, among other things, we receive or become aware of certain information reasonably suggesting that our products may have caused or contributed to serious injuries or may have malfunctioned in certain ways. The timing of the obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of device clearance, seizure of products or delay in clearance of future products.

The FDA and foreign regulatory authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Companies may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new approvals, clearances or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including FDA or foreign regulatory authorities warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA or foreign regulatory authorities. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA or foreign regulatory authorities. If the FDA or foreign regulatory authorities disagree with our determinations, it could require that we report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect sales.

Changes in funding for, or disruptions caused by global health concerns impacting, the FDA and other government agencies or notified bodies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products from being developed, authorized or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA, other government agencies and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to cleared, approved or certified medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, in the EU, notified bodies must be officially designated to certify products and services in accordance with the Medical Devices Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). While several notified bodies have been designated the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

We are subject to a variety of laws and regulations in the United States and abroad governing the collection, use, access to, confidentiality and security of personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, information privacy and security laws and consumer protection laws and regulations may apply to our operations. For example, the California Consumer Privacy Act (“CCPA”) creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, and also establishes significant penalties for noncompliance. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

The Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the United Kingdom SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, the EU’s institutions are debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive that regulates electronic marketing and use of cookies and tracking technologies. The new guidance and the ePrivacy Regulation would together require extensive disclosure and consent, regulate web beacons and similar technology affecting our ability to use a users’ location and other data for personalized advertising, and alter the ability of advertisers to place ads across social media and the web. Several countries in Europe have also recently issued guidance on the use of cookies and similar tracking technologies which require an additional layer of consent from, and disclosure to, website users for third-party advertising, social media advertising and analytics. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users’ Internet usage, online shopping and other relevant online behaviors, as well as the effectiveness of our marketing and our business generally. Such regulations, including uncertainties about how well the advertising technology ecosystem can adapt to legal changes around the use of tracking technologies, may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing. The decline of cookies or other online tracking technologies as a means to identify and target potential purchasers may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.

The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. We cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. Compliance with existing, not yet effective, and proposed privacy and data protection laws and regulations can be costly and can delay or impede our ability to market and sell our products, impede our ability to conduct business through websites we and our partners may operate, change and limit the way we use consumer information in operating our business, cause us to have difficulty maintaining a single operating model, result in negative publicity, increase our operating costs, require significant management time and attention, or subject us to inquiries or investigations, claims or other remedies, including significant fines and penalties or demands that we modify or cease existing business practices. In addition, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines or other liabilities, all of which could affect our business, results of operations, and financial condition.

Failure to comply with the U.S. Foreign Corrupt Practices Act, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.

We sell our products in several countries outside of the United States, primarily through distributors. Our operations are subject to FCPA, as well as the anti-corruption and anti-bribery laws in the countries where we do business. The FCPA prohibits covered parties from offering, promising, authorizing or giving anything of value, directly or indirectly, to a “foreign government official” with the intent of improperly influencing the official’s act or decision, inducing the official to act or refrain from acting in violation of lawful duty, or obtaining or retaining an improper business advantage. The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom it may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (“OFAC”).

While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with
U.S. trade control laws, our employees or agents may engage in improper conduct for which we might be held responsible. Any violations of these anti-corruption or trade control laws, or even allegations of such violations, can lead to an investigation and/ or enforcement action, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

If we market products in a manner that violates healthcare laws, we may be subject to civil or criminal penalties.

Although our products are not currently covered by any third-party payor, including any commercial payor or government healthcare program, we may nonetheless be subject to federal and state healthcare laws, including fraud and abuse, anti-kickback, false claims and transparency laws with respect to payments or other transfers of value made to physicians and other healthcare professionals. These laws may impact, among other things, financial arrangements with physicians, sales, marketing and education programs and the manner in which any of those activities are implemented. If our operations are found to be in violation of any of those laws or any other applicable governmental regulations, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, exclusion from government healthcare programs or the curtailment or restructuring of operations, any of which could adversely affect our ability to operate our business and our financial condition.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, social media marketing, third-party cookies, web beacons and similar technology for online behavioral advertising and gift cards. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e- commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against it by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract management, increase costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our consumer base may be adversely affected, and it may not be able to maintain or grow our net sales and expand our business as anticipated.

We have identified material weaknesses in our internal control over financial reporting which, if not corrected, could affect the reliability of our consolidated financial statements and have other adverse consequences.

We have identified material weaknesses in our internal control over financial reporting that we are currently working to remediate, which relate to a lack of sufficient accounting resources and our general segregation of duties.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements to our consolidated financial statements that could not be prevented or detected on a timely basis.

Our management has concluded that these material weaknesses in our internal control over financial reporting are due to the fact that we were a private company with limited resources and do not have the necessary business processes and related internal controls formally designed and implemented coupled with the appropriate resources with the appropriate level of experience and technical expertise to oversee our business processes and controls. We have taken a number of measures to remediate such material weaknesses, however, our management has determined that such material weakness around lack of sufficient accounting resources continued to exist as of December 31, 2021. The material weaknesses will be considered remediated when management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate.

If not remediated, these material weaknesses could result in further material misstatements to our annual or interim consolidated financial statements that might not be prevented or detected on a timely basis, or in delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our Independent Registered Public Accounting Firm is unable to express an unqualified opinion as to the effectiveness of the internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of the Class A Common Stock could be adversely affected and we could become subject to litigation or investigations by the NYSE, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Risk factors related to legal and regulatory proceedings

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in the claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

We may face product liability claims, either of which could result in unexpected costs and damage our reputation.

We sell products for human use. If we discover that any of our products are causing adverse reactions, we could suffer adverse publicity or regulatory/government sanctions.

Potential product liability risks may arise from the testing, manufacture and sale of our products, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Product liability claims could increase our costs, and adversely affect our business, financial condition and results of operations. As we continue to offer an increasing number of new products, our product liability risk may increase. It may be necessary for us to recall products that do not meet approved specifications or because of the side effects resulting from the use of our products, which would result in adverse publicity, potentially significant costs in connection with the recall and could have a material adverse effect on our business, financial condition and results of operations. In addition, plaintiffs in the past have received substantial damage awards from other cosmetic and drug companies based upon claims for injuries allegedly caused by the use of their products. Although we currently maintain general liability insurance, any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy coverage or limits would have to be paid from our cash reserves, which would reduce our capital resources.

In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future. Further, we may not have sufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

Risk factors related to intellectual property

Intellectual property rights may not provide adequate protection for some or all of our products, and our intellectual property rights may be difficult to enforce and protect, which could enable others to copy or use aspects of our technology without compensating us, thereby eroding our competitive advantages and having an adverse effect on our business, results of operations, and financial condition.

We rely on trademark, copyright, trade secret, trade dress, patent and other laws protecting proprietary rights, nondisclosure and confidentiality agreements and other practices to protect our intellectual property, brand and proprietary information, technologies and processes.

Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brand in the United States and in many of the foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection in all jurisdictions. Further, the U.S. Patent and Trademark Office (“USPTO”), international trademark offices or judicial bodies may deny our trademark applications, and, even if published or registered, these trademarks may not effectively protect our brand and goodwill for all of our products and services. We also have not applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

Some of our earliest filed patents have expired. While we have other patents and pending patent applications directed to our technologies, we cannot provide any assurances that any of our remaining patents has, or that any of our pending patent applications that mature into issued patents will include claims with a scope that is sufficient to protect our products and technologies, including any additional features we develop for our products or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patents or patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. Patents, if issued, may be challenged, narrowed in scope, deemed unenforceable, invalidated or circumvented, which in turn could affect our ability to commercialize our products.

Further, our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers that do not advertise the components that are used in their products. It may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Adverse proceedings can be expensive and time-consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. Such proceedings could also provoke third parties to assert claims. In addition, a court or other judicial body may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Some of our competitors may be able to devote significantly more resources to intellectual property proceedings, and may have significantly broader intellectual property portfolios to assert against us if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised.

Additionally, we may not be able to protect our intellectual property rights throughout the world. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some foreign countries can be less protective than those in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact conceives or develops intellectual property that we regard as our own. Our assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. We may be subject to claims challenging the inventorship or ownership of our intellectual property. We also may be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, and such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

We currently hold various Internet domain names related to our brand and business, including beautyhealth.com, among others. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names or using trademarks that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with our employees and our collaborators and consultants. It is possible that technology relevant to our business will be developed independently by a person that is not a party to such an agreement, and that person could be an employee of or otherwise associated with one of our competitors. Even though these agreements may give us contractual remedies upon unauthorized use or disclosure of our confidential information, intellectual property or technology, we cannot guarantee that we will be able to detect such unauthorized activity. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for or sufficient resources to litigate any such breach or violation, and we could lose our trade secrets through such breaches or violations. Protecting our intellectual property is also particularly challenging after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. If we are unable to obtain, maintain and enforce intellectual property protection directed for our technology and future technologies that we develop, others may be able to make, use, import or sell products that are the same or substantially the same as ours, which could adversely affect our business, financial condition and results of operations.

Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties.

Our commercial success depends in part on our ability to operate without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights, trade secrets and other proprietary rights of others. We cannot be certain that the conduct of our business does not and will not infringe, misappropriate or otherwise violate such rights. From time to time, we receive allegations of trademark or patent infringement and third parties have filed claims against us with allegations of intellectual property infringement. In addition, third parties may involve us in intellectual property disputes as part of a business model or strategy to gain competitive advantage.

To the extent we gain greater visibility and market exposure as a public company or otherwise, we may also face a greater risk of being the subject of such claims and litigation. For these and other reasons, third parties may allege that our products or activities infringe, misappropriate, dilute or otherwise violate their intellectual property and proprietary rights.
Defending against allegations and litigation could be expensive, take up significant amounts of time, divert management’s attention from other business concerns and have an adverse impact on our ability to bring products to market. In addition, if we are found to violate third-party intellectual property or proprietary rights, we may need to obtain a license, which may not be available on commercially reasonable terms, or at all, or we may need to redesign or rebrand our marketing strategies or products, which may not be possible or could be incredibly costly.

We may also be required to pay substantial damages or be subject to an order prohibiting us and our providers from importing or selling certain products or engaging in certain activities. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We rely on licenses to use the intellectual property rights of third parties to conduct our business.

We rely on products, technologies, and intellectual property that we license from third parties, for use in operating our business. We anticipate that we will continue to rely on such third-party products, technologies and intellectual property in the future. We cannot assure you that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our licensors have sufficient rights to the licensed intellectual property or technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop and offer our products and services incorporating such technology, and otherwise operate and expand our business, could be harmed. Many of the risks associated with the use of third‑party products cannot be eliminated, and these risks could negatively affect our business.

Risk factors related to marketing activities

Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.

We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act and Digital Millennium Copyright Act generally protect online service providers from certain claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

We also use third-party social media platforms as marketing tools. For example, we maintain Snapchat, Facebook, TikTok, Instagram and YouTube accounts. As e-commerce and social media platforms continue to rapidly evolve, we must continue to maintain a presence on these platforms and establish presences on new or emerging popular social media platforms. If we are unable to cost-effectively use social media platforms as marketing tools, our ability to acquire new consumers and our financial condition may suffer. Furthermore, as laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could subject us to regulatory investigations, class action lawsuits, liability, fines or other penalties and have a material adverse effect on our business, financial condition and result of operations.

In addition, an increase in the use of social media for product promotion and marketing may cause an increase in the burden to monitor compliance of such materials and increase the risk that such materials could contain problematic product or marketing claims in violation of applicable regulations.

Our business relies heavily on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially adversely affect our net revenue and business.

Our business is highly dependent upon email and other messaging services for promoting our brand, products and e-commerce platforms. We provide emails and “push” communications to inform consumers of new products, shipping specials and other promotions. We believe these messages are an important part of our consumer experience. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open or read our messages, our business, financial condition and results of operations may be materially adversely affected. Changes in how web and mail services block, organize and prioritize email may reduce the number of subscribers who receive or open our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (for example, primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber reading our emails. Actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, Internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver emails or other messages to consumers.

Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications would also materially adversely impact our business. For example, electronic marketing and privacy requirements in the EU are highly restrictive and differ greatly from those in the U.S., which could cause fewer individuals in the EU to subscribe to our marketing messages and drive up our costs and risk of regulatory oversight and fines if we are found to be non-compliant.

Our use of email and other messaging services to send communications to consumers may also result in legal claims against us, which may cause increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage consumers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our consumers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by consumers could materially and adversely affect our business, financial condition and results of operations.

Our business could be negatively impacted by corporate citizenship and sustainability matters.

There is an increased focus from certain investors, providers, consumers, employees, and other stakeholders concerning corporate citizenship and sustainability matters. From time to time, we may announce certain initiatives, including goals, regarding our focus areas, which include environmental matters, packaging, responsible sourcing and social investments. We could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could fail in accurately reporting our progress on such initiatives and goals. In addition, we could be criticized for the scope of such initiatives or goals or perceived as not acting responsibly in connection with these matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business, financial condition and results of operations.

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

As of February 18, 2022, there were 150,598,047 shares of our Class A Common Stock outstanding. In addition, the potential conversion of the Notes into shares of our Class A Common Stock represents approximately the issuance of an additional 23,614,425 shares of our Class A Common Stock. The potential issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect the price of our common stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares could cause the supply of our Class A Common Stock available for purchase in the market to exceed the purchase demand for our Class A Common Stock. Such supply in excess of demand could cause the market price of our Class A Common Stock to decline.

Our outstanding warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many special purpose acquisition companies require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on the Company’s consolidated balance sheets in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Long Beach, California, where we lease approximately 23,000 square feet of office space. We also occupy corporate offices, warehouses and experience centers across the United States, Europe, Asia, Latin America and Australia.

We lease a 105,000 square foot warehouse and production facility in Long Beach, CA under a lease that expires in December 2024. We lease small customer education and training centers in Chicago, IL, Dallas, TX and Orlando, FL on a short-term basis. Outside of the United States, we also lease several small office spaces in China, the United Kingdom and Japan for sales and marketing employees in those markets.

We believe our present facilities are suitable and adequate for our current operating needs. We do not own any real property.

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 14, Commitments and Contingencies, to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our Class A Common Stock is traded on the Nasdaq Capital Market under the symbol “SKIN.” Prior to May 4, 2021 and before the completion of the business combination by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company, and LCP Edge Holdco, LLC, the Class A Common Stock of Vesper Healthcare Acquisition Corp. traded on the Nasdaq Capital Market under the ticker symbol “VSPR.”

Holders
As of February 18, 2022, there were 74 holders of record of our Class A Common Stock. The actual number of stockholders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares of common stock are held in street name by banks, brokers and other nominees.

Dividends
We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends is subject to the discretion of our Board of Directors and may be affected by various factors, including our future earnings, financial condition, capital requirements, share repurchase activity, current and future planned strategic growth initiatives, levels of indebtedness and other considerations our Board of Directors deem relevant.

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.

Performance Graph

Comparison of Cumulative Total Return
300
200
100
0
11/20/20
05/04/21
05/28/21
06/30/21
07/31/21
08/31/21
09/30/21
10/29/21
11/30/21
12/31/21
The Beauty Health Company Class A Common Stock
S&P 500
S&P Consumer Discretionary Select Sector

The graph above shows the total stockholder return of an investment of $100 cash on November 20, 2020 (the date our common stock began trading on the Nasdaq Capital Market) through December 31, 2021 for (1) our common stock, (2) Standard & Poor’s ("S&P") 500 Index and (3) the S&P Consumer Discretionary Select Sector Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed "soliciting material" or be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in the Company’s Registration Statement on Form S-1 (File No. 333-257995) filed with the Securities and Exchange Commission on July 19, 2021 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

CEO Transition

On November 9, 2021, by mutual agreement, the Board of Directors and Clinton Carnell, the Company’s Chief Executive Officer and member of the Board, determined that Mr. Carnell would transition out of his roles as Chief Executive Officer and as a member of the Board, in each case, effective December 31, 2021. These actions were not related to any matter regarding the Company’s financial condition, reported financial results, internal controls or disclosure controls and procedures. On January 1, 2022, Brenton L. Saunders, the Company’s Executive Chairman of the Board, assumed additional responsibilities as its interim Chief Executive Officer.

On January 20, 2022, we announced the appointment of Andrew Stanleick to serve as our President and Chief Executive Officer and as a member of the Board of Directors, effective as of February 7, 2022. In this capacity, Mr. Stanleick is serving as our principal executive officer. Upon Mr. Stanleick commencing employment as our Chief Executive Officer, Mr. Saunders, the Company’s then interim Chief Executive Officer and the Executive Chairman of the Board, ceased to serve as interim Chief Executive Officer. Mr. Saunders continues to serve as the Executive Chairman of the Board.

Warrant Redemption

In connection with Vesper’s initial public offering, the Company issued warrants to purchase 15,333,333 shares of the Company’s common stock for $11.50 per share (the “Public Warrants”). Simultaneously, with the consummation of Vesper Healthcare Acquisition Corp’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s common stock at $11.50 per share (the “Private Placement Warrants” and, together with the Public Warrants, the “Public and Private Placement Warrants”) to BLS Investor Group LLC (the “Sponsor”). On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding following 5:00 p.m. New York City time on November 3, 2021 (the “Redemption Date”). As of December 31, 2021, no Public Warrants were outstanding and approximately 7 million Private Placement Warrants remained outstanding.

Business Combination and Public Company Costs

On May 4, 2021, HydraFacial consummated the previously announced Business Combination pursuant to that certain Merger Agreement, dated December 8, 2020 with Vesper, pursuant to which Vesper acquired, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries. Upon closing, the combined entity was renamed The Beauty Health Company and its Class A Common Stock is listed on the Nasdaq Capital Market under the ticker symbol “SKIN”.

Pursuant to the terms of the Merger Agreement, the aggregate merger consideration paid to the HydraFacial stockholders in connection with the Business Combination was approximately $975.0 million, less HydraFacial’s net indebtedness as of the Closing Date, transaction expenses, and net working capital relative to a target. In connection with the transaction, all of HydraFacial’s existing debt under its credit facilities were repaid and the note receivable from its stockholder was settled.

The merger consideration included both cash consideration and consideration in the form of newly issued Class A Common Stock. The aggregate cash consideration paid to the former HydraFacial stockholders at the Closing was approximately $368.0 million, consisting of the Vesper’s cash and cash equivalents as of the closing of the Business Combination including proceeds of $350.0 million from Vesper’s Private Placement of an aggregate of 35,000,000 shares of Class A Common Stock, and approximately $433.0 million of cash available to Vesper from the Trust Account that held the proceeds from Vesper’s initial public offering after giving effect to income and franchise taxes payable in respect of interest income earned in the Trust Account, and redemptions that were elected by Vesper’s public stockholders, minus approximately $224.0 million used to repay HydraFacial’s outstanding indebtedness at the Closing, minus approximately $94.0 million of transaction expenses of HydraFacial and Vesper, minus $100.0 million. The remainder of the consideration paid to the

HydraFacial stockholders consisted of 35,501,743 newly issued shares of Class A Common Stock. The foregoing consideration paid to the HydraFacial stockholders also included 7,500,000 earn-out shares of Class A Common Stock pursuant to the terms of the Merger Agreement.

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

Factors Affecting Our Performance

Market Trends

HydraFacial is a pioneer in the attractive and growing beauty-health industry and there are several emerging market trends that we believe will play a key role in shaping the future of this industry. Recent growth in the skincare industry has been driven by an emphasis on skincare rather than cosmetics and HydraFacial is poised to capture a larger share of wallet from consumers. Further, HydraFacial’s market research conducted in 2019 demonstrated that consumers are increasingly willing to spend on high-end beauty health products. To the extent disposable income grows, we expect impacts of this trend to be amplified. We believe these favorable market trends will continue and strengthen going forward. However, we operate in the beauty health industry, which is highly competitive and changes rapidly. Our operating results could be significantly affected by our ability to develop new products and find new distribution channels for new and existing product.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had, and may continue to have adverse impacts on our business. As government authorities around the world continue to implement significant measures intended to control the spread of the virus and institute restrictions on commercial operations, while simultaneously implementing policies designed to reopen certain markets, we are working to ensure our compliance and maintain business continuity for essential operations. The majority of our customers are in the medical, (dermatologists and plastic surgeons), a/esthetician, and beauty retail industry. During economic downturns, we have seen consolidations in such industries. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers’ ability to pay for our products and services on an ongoing basis. As a result, our growth rate could be affected by consolidation and downsizing in the medical, esthetician, and beauty retail industry.

The COVID-19 pandemic caused us to experience several adverse impacts primarily in the first and second quarters of fiscal year 2020, including extended sales cycles to close new orders for our products, delays in shipping and installing orders due to closed facilities and travel limitations and delays and failures in collecting accounts receivable. The rapid development and uncertainty of the impacts of the COVID-19 pandemic precludes any prediction as to the ultimate adverse impact of the COVID-19 pandemic on our business. However, the COVID-19 pandemic, the measures we may be required to implement to contain the virus, and the resulting impact, such as closure of providers, restrictions on performing personal services, consumer perceptions about the safety of HydraFacial’s services, disruption in the supply chain of raw materials and components, and inefficiencies in the manufacturing of products due to social distancing and hygiene protocols, present material uncertainty and risk with respect to our performance and financial results. Disruptions in the capital markets as a result of the COVID-19 pandemic may also adversely affect our business if these impacts continue for a prolonged period and we need additional liquidity.

During the year ended December 31, 2020, we took and may continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. Starting in April 2020, after the government mandated shutdowns, we experienced a significant decline in sales during the second quarter of 2020, and took certain corrective measures. HydraFacial furloughed a majority of its workforce and went through a restructuring process, which included the write-off of certain product lines, and incurred costs for assistance provided by third-party consultants to assist in managing the downturn. Subsequent to the downturn experienced during the second quarter of 2020, our revenues increased, and we returned to having positive Adjusted EBITDA in the latter half of 2020. This trend continued into and throughout 2021. We successfully managed the variable portion of our cost structure to better align with revenue, which was significantly reduced during the downturn. Additionally, all of our furloughed employees have returned to work.

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

Geographic Expansion

HydraFacial’s recent growth has been driven in part by our international strategy. 35% of HydraFacial’s total revenue during the fourth quarter of fiscal year 2021 came from outside the United States and Canada. Our diverse distribution channels create a significant opportunity within our existing retail and wholesale channels, as well as new locations abroad. We plan to expand our global footprint, building out our team and infrastructure for further penetration across Asia, Europe and Latin America.

Regulation

It remains unclear how governmental authorities, including the FDA, will regulate the products that we sell, and in the case of the FDA, whether and when it will propose or implement new or additional regulations. Unforeseen regulatory obstacles or compliance costs may hinder our business in both the short and long-term as well.

Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. Amounts and percentages may not foot due to rounding.

	Year Ended December 31,
(dollars in millions)	2021	2020
Delivery Systems net sales	$139.5	$53.4
Consumables net sales	120.6	65.7
Total net sales	$260.1	$119.1
Gross profit	$181.8	$67.2
Gross margin	69.9%	56.4%
Net loss	$(375.1)	$(29.2)
Adjusted EBITDA	$32.7	$7.7
Adjusted EBITDA margin	12.6%	6.5%
Adjusted gross profit	$192.5	$78.0
Adjusted gross margin	74.0%	65.5%
Adjusted net income (loss)	$4.5	$(12.1)

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

Components of our Results of Operations

Net Sales

Net sales consists of the sale of products to retail and wholesale customers through e-commerce and distributor sales. HydraFacial generates revenue through manufacturing and selling HydraFacial Delivery Systems (“Delivery Systems”). In conjunction with the sale of Delivery Systems, HydraFacial also sells its serum solutions and consumables (collectively “Consumables”). Consumables are sold solely and exclusively by HydraFacial and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

Cost of Sales

HydraFacial’s cost of sales consists of Delivery Systems and Consumables product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory. As we launch new products and expand our presence internationally, we expect to incur higher cost of sales as a percentage of net sales because we have not yet achieved economies of scale with these items.

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

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the year ended December 31, 2021 and December 31, 2020 have been derived from the consolidated financial statements included elsewhere in this Form 10-K. Amounts and percentages may not foot due to rounding.

Comparison of Year Ended December 31, 2021 to Year Ended December 31, 2020

	Year Ended December 31,
(in millions)	2021	2020
Consolidated Statement of Operations
Net sales	$260.1	$119.1
Cost of sales	78.3	51.9
Gross profit	181.8	67.2
Operating expenses
Selling and marketing	111.6	50.3
Research and development	8.2	3.4
General and administrative	98.7	30.6
Total operating expenses	218.5	84.4
Loss from operations	(36.6)	(17.2)
Total other expense	340.7	21.3
Loss before provision for income taxes	(377.4)	(38.5)
Income tax benefit	(2.2)	(9.3)
Net loss	$(375.1)	$(29.2)

Percentage of Net Sales
Net sales	100.0%	100.0%
Cost of sales	30.1	43.6
Gross profit	69.9	56.4
Operating expenses
Selling and marketing	42.9	42.3
Research and development	3.2	2.9
General and administrative	37.9	25.7
Total operating expenses	84.0	70.9
Loss from operations	(14.1)	(14.4)
Other expense, net	131.0	17.9
Loss before provision for income tax	(145.1)	(32.3)
Income tax benefit	(0.9)	(7.8)
Net loss	(144.2)%	(24.5)%
Net Sales

	Year Ended December 31,		Change
(in millions)	2021	2020	Amount	%
Net sales
Delivery Systems	$139.5	$53.4	$86.1	161.3%
Consumables	120.6	65.7	54.9	83.5%
Total net sales	$260.1	$119.1	$141.0	118.4%
Percentage of net sales
Delivery Systems	53.6%	44.8%
Consumables	46.4%	55.2%
Total	100.0%	100.0%

Total net sales for the year ended December 31, 2021 increased $141.0 million, or 118.4%, compared to the year ended December 31, 2020. Delivery Systems sales for the year ended December 31, 2021 increased $86.1 million, or 161.3%, compared to the year ended December 31, 2020. Delivery Systems units sold for the year ended December 31, 2020 increased primarily due to continued sequential improvement in system sales, with the greatest relative year over year growth coming from the Asia-Pacific region. Similarly, Consumables sales for the year ended December 31, 2021 increased $54.9 million, or 83.5%, compared to the year ended December 31, 2020. The increase in Consumables sales was primarily attributable to rebounding sales volume and an increase in the number of units sold following slowdowns in relation to the COVID-19 pandemic.

Cost of Sales, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
(in millions)	2021	2020	Amount	%
Cost of sales	$78.3	$51.9	$26.4	50.8%
Gross profit	$181.8	$67.2	$114.6	170.6%
Gross margin	69.9%	56.4%

Cost of sales increased 50.8% driven by increased sales volume and a shift in the product mix to HydraFacial Delivery Systems. Gross margin increased from 56.4% during the year ended December 31, 2020 to 69.9% during the year ended December 31, 2021, primarily due to fixed cost leverage from higher sales volumes coupled with cost saving initiatives and margin accretion from distributor acquisitions, partially offset by higher logistics costs.

Selling and Marketing

	Year Ended December 31,		Change
(in millions)	2021	2020	Amount	%
Selling and marketing	$111.6	$50.3	$61.3	121.7%
As a percentage of net sales	42.9%	42.3%

Selling and marketing expense for the year ended December 31, 2021 increased $61.3 million, or 121.7%, compared to the year ended December 31, 2020. Selling and marketing expenses as a percentage of net sales has remained consistent with the increase in sales. The overall year-over-year increase was due to an increase in sales commissions of $19.4 million, which includes an increase of $1.8 million in sales commissions from international operations, compared to the year ended December 31, 2020. In addition, personnel-related expenses increased by $18.6 million, which included a $6.9 million increase from our international operations, which is primarily attributable to increased headcount. Stock-based compensation expense increased by $3.5 million, personnel-related training and certification expenses increased by $4.2 million and marketing spend increased by $4.8 million.

Research and Development

	Year Ended December 31,		Change
(in millions)	2021	2020	Amount	%
Research and development	$8.2	$3.4	$4.8	140.4%
As a percentage of net sales	3.2%	2.9%

Research and development expense for the year ended December 31, 2021 increased $4.8 million, or 140.4%, compared to the year ended December 31, 2020. The increase was primarily due to increased year-over-year expenses related to investments in new skincare treatment technologies of $3.4 million.

General and Administrative

	Year Ended December 31,		Change
(in millions)	2021	2020	Amount	%
General and administrative	$98.7	$30.6	$68.1	222.0%
As a percentage of net sales	37.9%	25.7%

General and administrative expense for the year ended December 31, 2021 increased $68.1 million, or 222.0%, compared to the year ended December 31, 2020. This increase is primarily attributable to increased transaction costs of $33.0 million related to the consummation of the Business Combination consisting of $21.0 million paid to the former owner of HydraFacial as well as professional fees for financial advisory, legal and accounting services. The consummation of the Business Combination during the year ended December 31, 2021 also drove an increase of $8.0 million in stock-based compensation which includes $1.4 million related to accelerated vesting due to the Business Combination. Personnel-related expenses increased by $10.4 million primarily due to increased headcount and higher sales.

Other (Income) Expense, Net

	Year Ended December 31,		Change
(in millions)	2021	2020	Amount	%
Total other expense	$340.7	$21.3	$319.4	1499.5%

Other expense, net, was $340.7 million for the year ended December 31, 2021 compared to $21.3 million for the year ended December 31, 2020. The increase was primarily driven by the changes in the fair values of our Warrant liability (as defined below) and earn-out share liability of $277.3 million and $47.1 million, respectively. In connection with the consummation of the Business Combination, we repaid all long-term borrowings and incurred a total of $4.3 million in prepayment penalties and deferred financing cost write-offs.

Income Tax Provision

	Year Ended December 31,		Change
(in millions)	2021	2020	Amount	%
Income tax benefit	$(2.2)	$(9.3)	$7.1	(75.9)%

Income tax benefit decreased primarily due to an increase in valuation allowance and various non-deductible expenses which include the revaluation of the warrants and contingent considerations from the business acquisitions lowering the effective tax rate of the benefit from 24.1% in December 31, 2020 to 0.6% on December 31, 2021.

Liquidity and Capital Resources

Our primary sources of capital have been funded by (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Warrants. As of December 31, 2021, we had cash and cash equivalents of approximately $901.9 million. On September 14, 2021, we issued $750 million aggregate principal amount of our Notes. On October 4, 2021, we delivered a Notice of Redemption for all of our outstanding Public Warrants to purchase shares of our Class A Common Stock. On November 8, 2021, we announced 16.2 million Public Warrants were exercised for total cash proceeds of $185.4 million. In addition, 0.3 million of Private Placement Warrants were exercised for total cash proceeds of $3.0 million.

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products, services, and technologies, and provide ongoing support services for our providers and customers. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products, services, or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

We expect capital expenditures of up to $20.0 million for the year ended December 31, 2022. Based on our sources of capital (including the cash consideration received from the consummation of the Business Combination and the cash received from the issuance of the Notes), management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next twelve months. However, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, the continuing market acceptance of the Company’s products and services, expansion, and overall economic conditions.

If cash generated from operations is insufficient to satisfy our capital requirements, we may have to sell additional equity or debt securities or obtain expanded credit facilities to fund our operating expenses. The sale of additional equity would result in additional dilution to our stockholders. Also, the incurrence of additional debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. In the event such additional capital is needed in the future, there can be no assurance that such capital will be available to us, or, if available, that it will be in amounts and on terms acceptable to us. If we cannot raise additional funds when we need or want them, our operations and prospects could be negatively affected. However, if cash flows from operations become insufficient to continue operations at the current level, and if no additional capital were obtained, then management would restructure the Company in a way to preserve our business while maintaining expenses within operating cash flows.

Credit Agreement

On December 30, 2021, Edge Systems LLC, a California limited liability company (the “Borrower”) and an indirect wholly owned subsidiary of The Beauty Health Company, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with Edge Systems Intermediate LLC, an indirect wholly owned subsidiary of the Company and the direct parent of the Borrower that holds the Company’s foreign and domestic operating entities, and The Hydrafacial Company Mexico Holdings, LLC, a direct wholly owned subsidiary of the Borrower that conducts the Mexican business operations, as guarantors (the “Guarantors” and, together with the Borrower, the “Loan Parties”), and JPMorgan Chase Bank, N.A., as administrative agent.

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of December 31, 2021, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

Borrowings under the Credit Agreement are secured by certain collateral of the Loan Parties and are guaranteed by the Guarantors, each of whom will derive substantial benefit from the revolving credit facility. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Borrower’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00.

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

Convertible Senior Notes

On September 14, 2021, we issued $750 million aggregate principal amount of Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock. We used $90.2 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions. The net proceeds from the issuance of the Notes were approximately $638.7 million, net of capped call transaction costs of $90.2 million and debt issuance costs totaling $21.3 million. See Note 10 - Debt, to the Notes to Consolidated Financial Statements included elsewhere in this report.

Capped Call Transactions

Capped call transactions cover the aggregate number of shares of our Class A Common Stock that will initially underlie the Notes, and generally reduce potential dilution to our common stock upon any conversion of Notes and/or offset any cash payments we may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. See Note 2 - Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this report.
Contractual Obligations and Other Commercial Commitments

The following table discloses our material cash requirements as of December 31, 2021. In regards to future capital expenditures, we intend to use cash-on-hand and cash from operations to help satisfy future requirements.

	Payments Due by Fiscal Period
(in millions)	Total	Less Than 1 Year	1-3 years	3-5 Years	More than 5 Years
Notes and interest on the Notes (1)	$796.9	$9.4	$18.8	$768.8	$—
Operating leases	18.1	4.1	7.3	1.9	4.8
Purchase commitments (2)	4.2	1.4	2.8	—	—
Contingent consideration	0.8	0.8	—	—	—
Notes payable to seller (3)	2.2	—	2.2	—	—
Total contractual obligations	$822.2	$15.7	$31.1	$770.7	$4.8
_______________
(1)    The Notes will mature on October 1, 2026 and are due either in cash or shares of the Company’s Class A Common Stock. From and after April 1, 2026, noteholders may convert their Notes into shares until the close of business on the second scheduled trading day immediately before the maturity date.
(2)    Includes purchase commitments for software and services.
(3)    The following amounts relate to amounts payable to the former owner of Ecomedic.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Year Ended December 31,
(in millions)	2021	2020	2019
Cash and cash equivalents at beginning of period	$9.5	$7.3	$3.6
Operating activities:
Net loss	(375.1)	(29.2)	(1.6)
Non-cash adjustments	365.4	19.3	11.3
Changes in working capital	(18.7)	(2.6)	(7.9)
Net cash flows used in operating activities	(28.4)	(12.4)	1.7
Net cash flows used in investing activities	(37.7)	(3.8)	(12.5)
Net cash flows from financing activities	959.0	18.3	14.6
Net change in cash and cash equivalents	892.9	2.1	3.8
Effect of foreign currency translation	(0.5)	0.2	(0.1)
Cash and cash equivalents at end of period	$901.9	$9.5	$7.3

Operating Activities

Net cash used in operating activities of $28.4 million for the year ended December 31, 2021 was primarily due to the net loss of $375.1 million. The net loss was impacted by non-cash adjustments of $365.4 million, primarily related to fair value adjustments to earn-out shares liability and warrant liabilities, partially offset by a decrease in net change in working capital of $18.7 million. The total increase in net operating assets and liabilities was primarily due to the increase in accounts receivable of $31.0 million and offset by an increase in accrued payroll and taxes.

Net cash used in operating activities of $12.4 million for the year ended December 31, 2020 was primarily due to the net loss of $29.2 million. The net loss was impacted by non-cash adjustments of $19.3 million primarily related to depreciation and amortization, partially offset by a decrease in net change in working capital of $2.6 million. The total increase in net operating assets and liabilities was primarily due to a $4.6 million increase in income tax receivables and a $0.1 million decrease in accrued payroll and other expenses offset by a $3.7 million decrease in accounts receivable.

Investing Activities

Cash used in investing activities for the year ended December 31, 2021 of $37.7 million was primarily related to our business acquisitions of distributors in Australia, Germany, Mexico and France with cash paid of $22.9 million, net of cash acquired, $11.2 million in capital expenditures and $4.4 million in capitalized software.

Cash used in investing activities for the year ended December 31, 2020 of $3.8 million was related to capital expenditures.

Financing Activities

Net cash from financing activities of $959.0 million for the year ended December 31, 2021 was primarily related to the proceeds received from the issuance of convertible senior notes and Business Combination. In addition, we received $188.4 million in proceeds for the exercise of the warrants as a result of the exercise of the redemption feature for the Public Warrants, and related to the exercise of Private Placement Warrants. The proceeds were offset by the payoff of long-term debt of $225.5 million and proceeds from our issuance of convertible senior notes.

Net cash from financing activities of $18.3 million for the year ended December 31, 2020 was primarily related to proceeds from borrowings of $36.5 million, net of debt repayments and issuance costs of $16.8 million.

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

Revenue Recognition

Management’s Policy: We elected to adopt the new revenue recognition standard using the full retrospective method as of January 1, 2019. The adoption of the new standard did not have a significant effect on earnings or on the timing of our transactions and, therefore, the effect of applying the new guidance was not material. As such, there were no adjustments to the prior periods. In accordance with ASU 2014-09, we determine the amount of revenue to be recognized through application of the following steps:
•Identify the customer contract;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract; and
•Recognize revenue as the performance obligations are satisfied.

Subjective Estimates and Judgements: The determination of the reduction of the transaction price for variable consideration requires that we make certain estimates and assumptions that affect the timing and amounts of revenue recognized. We estimate the variable consideration by taking into account factors such as historical information, current trends, forecasts, and availability of actual results and expectations of customer and consumer behavior.

Impact if Actual Results Differ from Estimates and Judgements: A more optimistic outlook on future demand can result in lower expected returns and reduced likelihood of price adjustments necessary to sell the product. This outlook will reduce the provision against revenue.

Stock-Based Compensation

Management’s Policy: We measure and recognize compensation expenses for stock options, RSUs, and PSUs to employees on a straight-line basis over the vesting period based on their grant date fair values.

Subjective Estimates and Judgements: We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model and the fair value of PSUs on the date of grant using a Monte Carlo simulation. The fair value of the RSUs is based on the closing price of our common stock on the grant date.

Impact if Actual Results Differ from Estimates and Judgements: If key inputs differ, the fair value of stock options and PSUs will be impacted. A higher fair value of the stock options and PSUs will result in higher share-based compensation expense over the vesting period of the grants and a lower fair value of the options will result in an understatement of share-based compensation expense over the vesting period.

Goodwill

Management’s Policy: Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. We have one reporting unit and management evaluates the carrying value of goodwill annually at the end of our fiscal year or whenever events or changes in circumstances indicate that an impairment may exist.

Subjective Estimates and Judgements: When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing our qualitative assessment, we consider the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a quantitative impairment test.

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

Testing goodwill for impairment requires us to estimate the fair value of our reporting unit using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. We will use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we will engage independent third-party valuation specialists for advice.

The key estimates and factors used in the valuation models would include revenue growth rates and profit margins based on our internal forecasts, our specific weighted average cost of capital used to discount future cash flows, as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital or a decline in actual and/or expected consumer consumption and demand, could result in changes to these assumptions and judgments. A revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in a non-cash impairment charge. Such charge could have a material effect on the consolidated financial statements.

We performed a qualitative assessment as of December 31, 2021, based on which we determined that there is no indication of goodwill impairment. During the second quarter of 2020, our business was substantially impacted by the COVID-19 pandemic, which subsequently recovered and returned to having positive adjusted EBITDA during the third quarter of 2020. We evaluated our goodwill for impairment during the second quarter of 2020, and as a result of that assessment, concluded that our goodwill was not impaired.

Impact if Actual Results Differ from Estimates and Judgements: Changes in qualitative factors assessed, changes to assumptions used in the impairment test, selection and weighting of the various fair value techniques, and downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses which could have a material impact on our financial condition and earnings.

Intangible Assets

Management’s Policy: Intangible assets are composed of developed technology, customer relationships and trademarks. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset. If the assets have an indefinite life, these assets are assessed for impairment annually.

Subjective Estimates and Judgements: We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, we will use an industry accepted valuation model to estimate the fair value of the intangible assets. The fair value calculation requires significant judgments in determining both the assets’ estimated cash flows and potentially the appropriate discount and royalty rates applied to those cash flows to determine fair value. Variations in economic conditions or a change in general consumer demands, operating results estimates or the application of alternative assumptions could produce significantly different results. If these assumptions differ materially from future results, we may record impairment charges in the future.

Impact if Actual Results Differ from Estimates and Judgements: Changes in qualitative factors assessed, changes to assumptions used in the impairment test, selection and weighting of the various fair value techniques, and downturns in economic or business conditions, could have a significant adverse impact on the carrying value of intangible assets and could result in impairment losses which could have a material impact on our financial condition and earnings.

Inventories

Management’s Policy: Inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value.

Subjective Estimates and Judgements: Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated net realizable value. Inherent in the net realizable value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of our products.

Impact if Actual Results Differ from Estimates and Judgements: If the assumptions around future demand for our inventory are more optimistic than actual future results, the net realizable value calculated using these assumptions may be overstated, resulting in an overstatement of the inventory balance.

Income Taxes

Management’s Policy: We use the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Subjective Estimates and Judgements: Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. Significant judgement is required to determine if a valuation allowance is needed. As of December 31, 2021, we incurred cumulative pre-tax losses, and as a result, we do not rely on our projections as a source of income that would give us the ability to realize our deferred tax assets. In order to determine the realizability of our deferred income tax assets, we have pointed to the reversal of our taxable temporary differences as a source of income that will result in the realization of our deferred income tax assets. During the year ended December 31, 2020, and due to the pre-tax loss recorded, we began to accrue for a valuation allowance for the portion of deferred income tax assets that will not be realized through the reversal of taxable temporary differences.

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

Impact if Actual Results Differ From Estimates and Judgments: Although management believes that the judgments and estimates used are reasonable, should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset and tax positions taken could differ materially from the amounts recorded in the financial statements. If we are not able to realize all or part of our net deferred tax asset in the future or if a tax position is overturned by a taxing authority, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period such determination was made which could have a material impact on our earnings.

Warrant Liabilities

Management’s Policy: We classify the Public and Private Placement Warrants (“Warrant liabilities”) as liabilities on our Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. The Warrant liabilities were initially recorded at fair value on the date of the Business Combination and at each reporting date thereafter. There were no Public Warrants outstanding as of December 31, 2021. The value of the Private Placement Warrants was determined at year end using the Monte Carlo simulation model. Changes in the fair value of these instruments are recognized within the Consolidated Statements of Comprehensive Loss.

Subjective Estimates and Judgements: The valuation technique requires assumptions and judgement around the inputs to be used. Specifically, there is a high degree of subjectivity and judgement in evaluating the determination of the expected share price volatility inputs used in the Monte Carlo model for the warrant derivative liability. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates are sensitive to the expected volatility inputs.

Impact if Actual Results Differ From Estimates and Judgments: Changes around share price volatility can result in an increase or decrease in fair value which can substantially impact the outstanding liability and the change in fair value of warrant liabilities in the Consolidated Statements of Comprehensive Loss.

Convertible Senior Notes

Management’s Policy: We consider the Notes in “Long-term liabilities” at face value net of issuance costs in accordance with ASC 470-20, Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”). If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability.

Subjective Estimates and Judgements: The Notes required significant judgements around determining if any features of the Notes require bifurcation and whether to be treated as a free standing derivative financial instrument.

Impact if Actual Results Differ From Estimates and Judgments: If the decisions relating to the conversion option were misinterpreted it can have a material impact on the Consolidated Statement of Stockholder’s Equity.

Capped Call Transactions

Management’s Policy: We consider the freestanding capped call option contracts to qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in the consolidated balance sheet. We also determined that the capped call option contracts meet the definition of a derivative under ASC Topic 815, Derivatives and Hedging but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. Instead, the capped call options are recorded in APIC and not remeasured.

Subjective Estimates and Judgements: The capped call transactions required significant judgement on whether it would qualify as equity or as an asset or liability.

Impact if Actual Results Differ From Estimates and Judgments: If the decisions relating to the capped call transactions were misinterpreted and required classification as asset or liability, there could be a material impact on the Consolidated Balance Sheets.

Recent Accounting Pronouncements

See Note 2 of the notes to our Consolidated Financial Statements in the section titled “—Recently Issued Accounting Pronouncements” in our Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted.

Known Trends or Uncertainties

We believe there are several emerging trends that may play a key role in shaping the future of the beauty health industry. Our market research demonstrated that consumers are increasingly willing to spend on high-end beauty health products. Some of the key industry trends identified by this market research are:

•Millennials/Gen Z aging: HydraFacial customers are young; approximately 50% of HydraFacial customers are Millennials, and approximately 30% of HydraFacial’s beauty retail customers are under the age of 24. As the Millennial and Gen Z consumers age, they appear to be taking skincare more seriously and willing to invest in premium experiences, such as those offered by HydraFacial.

•Influencers and social media driving purchase decisions: Social media personalities are increasingly opining and having an effect on skin care, which has gained more prominence in the age of selfies.

•Growth in disposable income: As the global economy grows, consumers have more disposable income to spend on premium products.

•Shift in spend from makeup to skin care: There appears to be an increasing movement towards treating underlying skin to make it healthy and reveal it (i.e.: “clean beauty”), as opposed to using products such as make up to cover it. Clean beauty places an emphasis on unveiling fresh, naked skin as the star, as opposed to covering it up. The HydraFacial experience not only physically cleanses skin with vortex suction, exfoliation and extraction, and removal of debris, but it also actively infuses the skin with innovative, clean ingredients to nourish and hydrate the newly cleaned skin canvas.

•Growth in multi-brand and online retailers: Multi-brand retailers and digital native brands play an important role in captivating the consumer and pushing innovation.

•Consumers shopping across mass and premium brands: Consumers appear to be willing to shop across mass and premium brands in order to allocate more money towards trending categories and products that help make them look and feel better.

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

Adjusted Net Income (Loss), Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted net income (loss), adjusted EBITDA and adjusted EBITDA margin are key performance measures that we use to assess our operating performance. Because adjusted net income (loss), adjusted EBITDA and adjusted EBITDA margin facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

We also believe this information will be useful for investors to facilitate comparisons of our operating performance and better identify trends in our business. We expect adjusted EBITDA margin to increase over the long-term as we continue to scale our business and achieve greater operating leverage.

We calculate adjusted net income (loss) as net income (loss) adjusted to exclude: change in fair value of Public and Private Placement Warrants, change in fair value of earn-out shares liability, other expense (income), net; amortization expense; stock-based compensation expense; management fees incurred from our historical private equity owners; one-time or non-recurring items such as transaction costs (including transactions costs with respect to the Business Combination); restructuring costs (including those associated with COVID-19) and the aggregate adjustment for income taxes for the tax effect of the adjustments described above.

We calculate adjusted EBITDA as net income (loss) adjusted to exclude: change in fair value of Public and Private Placement Warrants, change in fair value of earn-out shares liability, other expense (income), net; interest expense; income tax benefit (expense); depreciation and amortization expense; stock-based compensation expense; foreign currency (gain) loss; management fees incurred from our historical private equity owners; one-time or non-recurring items such as transaction costs (including transactions costs with respect to the Business Combination); and restructuring costs (including those associated with COVID-19).

The following table reconciles our net loss to adjusted net income (loss) for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(375,108)	$(29,175)
Adjusted to exclude the following:
Change in fair value of warrant liability	277,315	—
Change in fair value of earn-out shares liability	47,100	—
Amortization expense	13,297	11,981
Stock-based compensation expense	12,418	363
Other expense (income)	4,450	47
Management fees (1)	209	1,486
Transaction related costs (2)	34,913	4,223
Other non-recurring and one-time fees (3)	4,017	4,298
Aggregate adjustment for income taxes	(14,133)	(5,370)
Adjusted net income (loss)	$4,478	$(12,147)

The following table reconciles our net loss to adjusted EBITDA for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Net loss	$(375,108)	$(29,175)
Adjusted to exclude the following:
Change in fair value of warrant liability	277,315	—
Change in fair value of earn-out shares liability	47,100	—
Depreciation and amortization expense	17,783	14,533
Stock-based compensation expense	12,418	363
Interest expense	11,777	21,275
Income tax benefit	(2,242)	(9,308)
Other expense (income)	4,450	47
Foreign currency (gain) loss, net	69	(21)
Management fees (1)	209	1,486
Transaction related costs (2)	34,913	4,223
Other non-recurring and one-time fees (3)	4,017	4,298
Adjusted EBITDA	$32,701	$7,721
Adjusted EBITDA margin	12.6%	6.5%
____________________
(1)    Represents quarterly management fees paid to the majority shareholder of HydraFacial based on a pre-determined formula. Following the Business Combination, these fees are no longer paid.
(2)    For the year ended December 31, 2021 such amount primarily represents direct costs incurred with the Business Combination, including $21.0 million paid to the former owner of HydraFacial, and to prepare HydraFacial to be marketed for sale by HydraFacial’s shareholders in previous periods.
(3)    For the year ended December 31, 2021 such costs primarily represent recruiting fees for executive officers, severance and one-time retention awards related to the distributor acquisitions. For the year ended December 31, 2020 such costs primarily represent COVID-19 related restructuring cost of $1.2 million and $3.1 million including write-off of expired Consumables, discontinued product lines, human capital and cash management consultants, and, to a lesser extent, costs associated with a former warehouse and assembly facility during the transition period.

Adjusted Gross Profit and Adjusted Gross Margin

We use adjusted gross profit and adjusted gross margin to measure profitability and the ability to scale and leverage the costs of Delivery Systems and Consumables. The continued growth of Delivery Systems is expected to improve adjusted gross margin, as additional Delivery Systems sold will increase our recurring Consumables net sales, which has higher margins.

We believe adjusted gross profit and adjusted gross margin are useful measures to us and to our investors to assist in evaluating our operating performance because they provide consistency and direct comparability with past financial performance and between fiscal periods, as the metric eliminates the effects of amortization and depreciation and stock-based compensation expense, which are non-cash expenses that may fluctuate for reasons unrelated to overall continuing operating performance. Adjusted gross margin has been and will continue to be affected by a variety of factors, including the product mix, geographic mix, direct vs. indirect mix, the average selling price on Delivery Systems, and new product launches. We expect our adjusted gross margin to fluctuate over time depending on the factors described above.

The following table reconciles gross profit to adjusted gross profit for the periods indicated. Amounts and percentages may not foot due to rounding:

	Year Ended December 31,
(in millions)	2021	2020
Net sales	$260.1	$119.1
Cost of sales	78.3	51.9
Gross profit	$181.8	$67.2
Gross margin	69.9%	56.4%
Adjusted to exclude the following:
Stock-based compensation expense included in cost of sales	$0.4	$—
Depreciation and amortization expense included in cost of sales	10.3	10.8
Adjusted gross profit	$192.5	$78.0
Adjusted gross margin	74.0%	65.5%

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of approximately $901.9 million as of December 31, 2021. We do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

We are primarily potentially exposed to changes in short-term interest rates with respect to our cost of borrowing under our Credit Agreement, from which we have yet to draw on. Our debt obligations related to the Notes are long-term in nature with fixed interest rates. We monitor our cost of borrowing, taking into account our funding requirements, and our expectations for short-term rates in the future. A hypothetical 10% change in the interest rate on our Credit Agreement for all periods presented would not have a material impact on our consolidated financial statements.

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

While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. As of December 31, 2021, the effect of a hypothetical 10% change in foreign currency exchange rates would not have had a material impact to our consolidated results of operations.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company
Long Beach, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beauty Health Company and its consolidated subsidiaries ("Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive loss, stockholders' equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 and Note 3 to the financial statements, the Company consummated a merger on May 4, 2021, which has been accounted for as a reverse recapitalization. The Company’s common stock was adjusted retroactively to give effect to the exchange ratio.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Convertible Senior Notes and Capped Call Transactions — Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

In September 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”), which, upon conversion, permit the Company to pay or deliver cash, shares of its common stock, or a combination of cash and shares of common stock at the Company’s election. In connection with the offering of the Notes, the Company entered into separate capped call transactions (the “Capped Call Transactions”), to reduce potential dilution to the Company’s common stock or offset any cash payments the Company may make in excess of the principal amount upon conversion of the Notes.

Auditing the Company’s accounting for the Notes and Capped Call Transactions was complex due to the significant accounting judgments made by management in determining the balance sheet classification of the Capped Call Transactions, the identification of the features within the Notes that may require bifurcation, and the identification of whether any derivatives that required separate accounting under applicable accounting guidance were present in the Notes and Capped Call Transactions. Significant audit effort by specialized and experienced individuals was required given the complexity of the accounting guidance.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accounting for the Convertible Senior Notes and Capped Call Transactions included the following, among others:
•We read the underlying agreements and evaluated the Company’s accounting analysis of the initial accounting of the Notes and Capped Call Transactions, including the determination of the balance sheet classification, identification of the features requiring bifurcation and separate accounting, and identification of any derivatives included in the arrangements.
•With the assistance of professionals in our firm having expertise in convertible notes, capped call transactions, and Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, we evaluated the Company’s conclusions regarding the accounting guidance and treatment of the Notes and Capped Call Transactions.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2022

We have served as the Company's auditor since 2020.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$901,886	$9,486
Accounts receivable, net of allowances for doubtful accounts of $2,681 and $2,032 at December 31, 2021 and December 31, 2020, respectively	46,824	18,576
Prepaid expenses and other current assets	12,322	3,220
Income tax receivable	4,599	4,611
Inventories	35,261	23,202
Total current assets	1,000,892	59,095
Property and equipment, net	16,183	9,191
Right-of-use assets, net	14,992	—
Intangible assets, net	56,010	50,935
Goodwill	123,694	98,531
Deferred income tax assets, net	330	270
Other assets	6,705	4,813
TOTAL ASSETS	$1,218,806	$222,835
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,049	$18,485
Accrued payroll-related expenses	28,662	9,475
Other accrued expenses	14,722	2,458
Lease liabilities, current	3,712	—
Income tax payable	292	—
Current portion of long-term debt due to related parties	—	512
Total current liabilities	76,437	30,930
Other long-term liabilities	—	1,854
Lease liabilities, non-current	12,781	—
Long-term debt due to related parties, net of current portion	—	216,024
Deferred income tax liabilities, net	3,561	3,987
Warrant liabilities	93,816	—
Convertible senior notes, net	729,914	—
TOTAL LIABILITIES	916,509	252,795
Commitments (Note 14)
Stockholders’ equity (deficit):
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 150,598,047 and 35,501,743 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	16	4
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Additional paid-in capital	722,250	13,952
Note receivable from stockholder	—	(554)
Accumulated other comprehensive (loss) income	(1,257)	242
Accumulated deficit	(418,712)	(43,604)
Total stockholders’ equity (deficit)	302,297	(29,960)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,218,806	$222,835

The accompanying notes are an integral part of these financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$260,086	$119,092	$166,623
Cost of sales	78,259	51,893	60,111
Gross profit	181,827	67,199	106,512
Operating expenses:
Selling and marketing	111,583	50,323	61,774
Research and development	8,195	3,409	4,614
General and administrative	98,688	30,649	26,662
Total operating expenses	218,466	84,381	93,050
(Loss) income from operations	(36,639)	(17,182)	13,462
Other (income) expense:
Interest expense, net	11,777	21,275	17,092
Other expense (income), net	4,450	47	(535)
Change in fair value of warrant liabilities	277,315	—	—
Change in fair value of earn-out shares liability	47,100	—	—
Foreign currency transaction loss (gain), net	69	(21)	(160)
Total other expense	340,711	21,301	16,397
Loss before provision for income taxes	(377,350)	(38,483)	(2,935)
Income tax benefit	(2,242)	(9,308)	(1,297)
Net loss	$(375,108)	$(29,175)	$(1,638)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,499)	79	33
Comprehensive loss	$(376,607)	$(29,096)	$(1,605)
Net loss per share – basic and diluted	$(3.67)	$(0.85)	$(0.05)
Weighted average common shares outstanding – basic and diluted	102,114,949	34,293,271	32,136,203

The accompanying notes are an integral part of these financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2018	49,205	$—	935	$—	—	$—	$13,644	$(554)	$(5)	$(12,791)	$294
Retroactive application of recapitalization	(49,205)	—	(935)	—	32,136,203	3	(3)	—	—	—	—
Adjusted balance, beginning of period	—	—	—	—	32,136,203	3	13,641	(554)	(5)	(12,791)	294
Stock-based compensation	—	—	—	—	—	—	103	—	—	—	103
Net loss	—	—	—	—	—	—	—	—	—	(1,638)	(1,638)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	33	—	33
BALANCE, December 31, 2019	—	$—	—	$—	32,136,203	$3	$13,744	$(554)	$28	$(14,429)	$(1,208)
Issuance of shares	—	—	—	—	3,482,446	1	(1)	—	—	—	—
Repurchases of shares	—	—	—	—	(116,906)	—	(154)	—	—	—	(154)
Stock-based compensation	—	—	—	—	—	—	363	—	—	—	363
Net loss	—	—	—	—	—	—	—	—	—	(29,175)	(29,175)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	214	—	214
BALANCE, December 31, 2020	—	$—	—	$—	35,501,743	$4	$13,952	$(554)	$242	$(43,604)	$(29,960)
Issuance of Class A Common Stock in connection with business acquisitions	—	—	—	—	590,099	—	9,341	—	—	—	9,341
Issuance of earn-out shares	—	—	—	—	7,500,000	1	136,574	—	—	—	136,575
Issuance of common stock for settlement of restricted stock units	—	—	—	—	30,963	—	—	—	—	—	—
Shares canceled for tax withholdings on vested restricted stock units	—	—	—	—	(6,812)	—	—	—	—	—	—
Reverse recapitalization transaction, net	—	—	—	—	89,898,170	9	182,397	554	—	—	182,960
Purchase of capped calls related to Convertible Senior Notes	—	—	—	—	—	—	(90,150)	—	—	—	(90,150)
Issuance of Class A Common Stock in connection with the Public and Private Warrant exercises	—	—	—	—	17,083,884	2	457,718	—	—	—	457,720
Stock-based compensation	—	—	—	—	—	—	12,418	—	—	—	12,418
Net loss	—	—	—	—	—	—	—	—	—	(375,108)	(375,108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,499)	—	(1,499)
BALANCE, December 31, 2021	—	$—	—	$—	150,598,047	$16	$722,250	$—	$(1,257)	$(418,712)	$302,297
The accompanying notes are an integral part of these financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019

Cash flows from operating activities:
Net loss	$(375,108)	$(29,175)	$(1,638)
Adjustments to reconcile net loss to net cash from operating
Depreciation of property and equipment	4,486	2,552	1,375
Provision for doubtful accounts	854	1,442	659
Amortization of right-of-use assets	3,352	—	—
Amortization of intangible assets	13,297	11,849	12,506
Amortization of other assets	147	132	63
Amortization of deferred financing costs	4,061	1,515	1,365
Stock-based compensation	12,418	363	103
Amortization of unfavorable lease terms	—	(36)	(144)
Write-off of unfavorable lease	—	(384)	—
(Gain) Loss on sale and disposal of assets	—	110	—
In-kind interest	4,130	6,119	—
Deferred income tax benefit	(3,763)	(4,341)	(4,649)
Change in fair value of earn-out shares liability	47,100	—	—
Change in fair value adjustment of warrant liabilities	277,315	—	—
Debt prepayment expense	2,014	—	—
Changes in operating assets and liabilities:
Accounts receivable	(31,013)	3,701	(11,048)
Prepaid expense and other current assets	(5,434)	489	(1,116)
Income taxes receivable	35	(4,611)	—
Inventory	(9,443)	(3,211)	(4,769)
Other assets	(6,129)	(2,286)	(692)
Accounts payable	10,523	4,889	4,311
Accrued payroll and other expenses	24,784	(118)	2,765
Other long-term liabilities	—	1,529	119
Lease liabilities	(1,393)	—	—
Income taxes payable	(594)	(2,964)	2,518
Net cash (used in) provided by operating activities	(28,361)	(12,436)	1,728
Cash flows used in investing activities:
Cash paid for business acquisitions, net of cash acquired	(22,896)	—	(2,058)
Repayment of notes receivables from shareholders	781	—	—
Capital expenditures for intangible assets	(4,415)	(316)	(1,648)
Capital expenditures for property and equipment	(11,201)	(3,501)	(8,774)
Net cash used in investing activities	(37,731)	(3,817)	(12,480)

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes	750,000	—	—
Purchase of capped calls related to convertible senior notes	(90,150)	—	—
Repurchase of shares	—	(154)	—
Proceeds from exercise of warrants	188,378	—	—
Proceeds from revolving facility	5,000	6,500	18,500
Repayment of revolving facility	(5,000)	(15,000)	(12,000)
Proceeds from term loan	—	30,000	10,000
Payment of debt issuance costs	(21,341)	(77)	(150)
Repayment of term loan	(225,486)	(1,772)	—
Deferred payment for acquisition	—	(901)	—
Proceeds from Business Combination, net of transaction costs (See Note 3)	357,634	—	(1,772)
Payments for transaction costs	—	(323)	—
Net cash provided by financing activities	959,035	18,273	14,578
Net increase in cash and cash equivalents	892,943	2,020	3,826
Effect of foreign currency translation on cash	(543)	159	(94)
Cash and cash equivalents, beginning of period	9,486	7,307	3,575
Cash and cash equivalents, end of period	$901,886	$9,486	$7,307
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$10,249	$13,536	$15,727
Cash paid for income taxes	1,700	2,434	861
Issuance of earn-out shares	136,575	—	—
Trade receivables due from seller	6,623	—	—
Notes payable to seller	2,153	—	—
Contingent consideration	783	—	—
Issuance of Class A Common Stock in connection with business acquisitions	9,341	—	—
Capital expenditures included in accounts payable	321	240	1,006
Deferred payment due to seller related business acquisition	—	—	927
Deferred unpaid offering costs	—	2,036	—

The accompanying notes are an integral part of these financial statements.

THE BEAUTY HEALTH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On May 4, 2021 (the “Closing Date”), the Company consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020 (the “Merger Agreement”), by and among Vesper Healthcare Acquisition Corp. (“Vesper”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The HydraFacial Company (“HydraFacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”), which provided for: (a) the merger of Merger Sub I with and into HydraFacial, with HydraFacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of HydraFacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of HydraFacial and each share of common stock and preferred stock of HydraFacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the Company owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the Company owns, directly or indirectly, 100% of the stock of HydraFacial and its subsidiaries and the stockholders of HydraFacial as of immediately prior to the effective time of the First Merger (the “HydraFacial Stockholders”) hold a portion of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”).

In connection with the Closing, the Company changed its name from “Vesper Healthcare Acquisition Corp.” to “The Beauty Health Company.” Following the Closing, on May 6, 2021, the Company’s Class A Common Stock and publicly traded warrants were listed on the Nasdaq Capital Market (“Nasdaq”) under the symbols, “SKIN” and “SKINW”, respectively. The transactions set forth in the Merger Agreement constitute a “Business Combination” as contemplated by Vesper’s Second Amended and Restated Certificate of Incorporation.

Unless the context otherwise requires, in this Annual Report on Form 10-K, the “Company” refers to Vesper Healthcare Acquisition Corp. prior to the closing of the Business Combination and to the combined company and its subsidiaries following the Closing and “HydraFacial” refers to the business of LCP Edge Intermediate, Inc. and its subsidiaries prior to the Closing. References to “Vesper” refer to Vesper Healthcare Acquisition Corp. prior to the consummation of the Business Combination.

The Company is a category-creating beauty health company focused on bringing innovative products to market. The Company and its subsidiaries design, develop, manufacture, market, and sell a/esthetic technologies and products. The Company’s flagship brand, HydraFacial, is a non-invasive and approachable beauty health platform and ecosystem. HydraFacial uses a unique delivery system to cleanse, extract, and hydrate with their patented hydradermabrasion technology and serums that are made with nourishing ingredients.

The COVID-19 pandemic has had, and may continue to have adverse impacts on our business. As government authorities around the world continue to implement significant measures intended to control the spread of the virus and institute restrictions on commercial operations, while simultaneously implementing policies designed to reopen certain markets, we are working to ensure our compliance and maintain business continuity for essential operations. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.

During the year ended December 31, 2020, we took and may continue to take, actions to mitigate the impact of the COVID-19 pandemic on our cash flow and results of operations and financial condition. Starting in April 2020, after the government mandated shutdowns, we experienced a significant decline in sales during the second quarter of 2020, and took certain corrective measures. Subsequent to the downturn experienced during the second quarter of 2020, our revenues increased, and we returned to having positive Adjusted EBITDA in the latter half of 2020. This trend continued into and throughout 2021. We successfully managed the variable portion of our cost structure to better align with revenue, which was significantly reduced during the downturn.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation and consolidation

The Business Combination was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under this method of accounting, the Company is treated as the “acquired” company for financial reporting purposes and HydraFacial is treated as the accounting acquirer. This determination was primarily based on the following:

•the HydraFacial Stockholders as of immediately prior to the effective time of the First Merger considered in the aggregate have the largest minority interest of the voting power in the combined entity after taking into account actual redemptions;
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

The Consolidated Financial Statements in this Annual Report on Form 10-K are presented in accordance with GAAP and include the Company’s consolidated domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated. The Consolidated Financial Statements in this Annual Report on Form 10-K and the accompanying footnotes should be read in conjunction with the audited consolidated financial statements of BeautyHealth and HydraFacial as of and for the year ended December 31, 2020 presented in the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“SEC”) on July 19, 2021.

Except as described elsewhere in this Note 2, there have been no material changes to the Company’s significant accounting policies as described in HydraFacial’s Consolidated Financial Statements as of and for the year ended December 31, 2021.

Use of estimates and assumptions in preparing consolidated financial statements

In preparing its consolidated financial statements in conformity with GAAP, the Company makes assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, allowance for doubtful accounts, the realizability of inventory, fair value measurements including common stock, warrant liabilities and earn-out shares liability valuations, useful lives of property and equipment, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. The Company’s estimates are based on historical experience and on its future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from current estimates and those differences may be material.

Cash and Cash Equivalents

All highly liquid investments, including credit card receivables due from banks, with original maturities of 90 days or less at date of purchase, are reported at fair value and are considered to be cash equivalents. The balances of cash at financial institutions may exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes its cash and cash equivalents are not subject to any significant credit risk.

Accounts Receivable

Accounts receivable primarily arise out of product purchases by customers from various distribution channels. Typical payment terms provide that customers pay within 30 to 120 days of the invoice. The allowance for doubtful accounts represents management's best estimate of probable credit losses in accounts receivable. The allowance is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers’ ability to pay which may be available. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost (determined by the first-in, first-out method) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated net realizable value. Inherent in the net realizable value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of our products. Cost is determined using weighted-average costs, and includes all costs incurred to deliver inventory to the Company’s distribution centers including freight, non-refundable taxes, duty, and other landing costs.

The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would increase its reserve in the period in which it made such a determination.

In addition, the Company provides for inventory shrinkage based on historical trends from actual physical inventory counts. Inventory shrinkage estimates are made to reduce the inventory value for lost or stolen items. The Company performs physical inventory counts and cycle counts throughout the year and adjusts the shrink reserve accordingly.

Business Combinations

The purchase price of an acquisition is measured as the aggregate of the fair value of the consideration transferred including the acquisition-date fair value of the Company’s previously held equity interests. The purchase price is allocated to the fair values of the tangible and intangible assets acquired and liabilities assumed, with any excess recorded as goodwill. These fair value determinations require judgment and may involve the use of significant estimates and assumptions. The purchase price allocation may be provisional during a measurement period of up to one year to provide reasonable time to obtain the information necessary to identify and measure the assets acquired and liabilities assumed. Any such measurement period adjustments are recognized in the period in which the adjustment amount is determined. Transaction costs associated with the acquisition are expensed as incurred.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company has one reporting unit and management evaluates the carrying value of the Company’s goodwill annually at the end of its fiscal year or whenever events or changes in circumstances indicate that an impairment may exist.

When testing goodwill for impairment, management has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing the qualitative assessment, management considers the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, management is required to perform a quantitative impairment test.

Quantitative impairment testing for goodwill is based upon the fair value of a reporting unit as compared to its carrying value. Under a quantitative impairment test, management will make certain judgments and assumptions in allocating assets and liabilities to determine carrying values for our reporting unit. The impairment loss recognized would be the difference between a reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill.

Testing goodwill for impairment requires management to estimate fair values of reporting units using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. Management will use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we will engage independent third-party valuation specialists for advice.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation commences when an asset is ready for its intended use. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease and the estimated useful life of the improvement.

Impairment of long-lived Assets

Long-lived assets, including intangible assets with finite lives, held for use are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined.

Leased Property and Equipment

Prior to the adoption of ASU No. 2016-02, Leases (“ASC 842”), the Company recognized rent expense for operating leases on a straight‑line basis (including the effect of reduced or free rent and rent escalations) over the lease term. The difference between the cash paid to the landlord and the amount recognized as rent expense on a straight‑line basis was recognized as an adjustment to deferred rent in the consolidated balance sheets. Cash reimbursements received from landlords for leasehold improvements and other cash payments received from landlords as lease incentives were recorded as an asset and depreciated using the straight‑line method over the lease term as an offset to rent expense.

Until December 31, 2021, the Company was an emerging growth company as defined by the JOBS Act. As the Company no longer qualifies as an emerging growth company this ASU instead became effective for the Company in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with an effective date of January 1, 2021. Subsequent to the adoption of ASC 842 on January 1, 2021, the first day of fiscal 2021, operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. The Company uses an incremental borrowing rate to determine the present value of lease payments as the rate implicit in the lease is generally not readily determinable. The Company’s incremental borrowing rate is the rate of interest that it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis and in a similar economic environment over a similar term.

The Company determines if an arrangement is or contains a lease at inception. This determination depends on whether the arrangement conveys the right to control the use of an explicitly or implicitly identified asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed if the Company obtains the right to direct the use of and obtains substantially all of the economic benefits from using the underlying asset.

As a result of the adoption of the new accounting standard, the Company elected transition-related practical expedients as accounting policies which allowed it to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company elected the practical expedient option to not separate lease and non-lease components for all of its leases, and also elected the short-term lease recognition exemption that keeps leases with an initial term of 12 months or less excluded from balance sheet capitalization. This results in recognizing those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Related operating and finance lease right-of-use assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. Amortization of both operating and finance lease right-of-use assets is performed on a straight-line basis and recorded as part of rent expense in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations. The interest expense amortization component of the finance lease liabilities is recorded within interest expense on the consolidated statements of operations.

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144 under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company accounts for the Notes under Accounting Standards Codification (“ASC”) ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes in “Long-term liabilities” at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the Notes as a current, rather than a long-term, liability. Refer to Note 10—Long-term Debt for further detail.

Capped Call Transactions
Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’

equity in its Consolidated Balance Sheet. The Company also determined that the capped call option contracts meet the definition of a derivative under ASC 815 — Derivatives and Hedging (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. The capped call options are recorded in APIC and not remeasured.

Issuance Costs

Issuance costs related to our Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Refer to Note 10 – Long-term Debt for further detail.

Warrant Liabilities

During October 2020, in connection with Vesper’s initial public offering, the Company issued 15,333,333 Public Warrants to purchase shares of the Company’s common stock at $11.50 per share. Simultaneously, with the consummation of Vesper’s initial public offering, the Company issued 9,333,333 Private Placement Warrants to purchase shares of the Company’s common stock at $11.50 per share, to the Sponsor.

On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding on the Redemption Date. As of December 31, 2021, no Public Warrants outstanding and approximately 7 million Private Placement Warrants remain outstanding. As of December 31, 2021 the Private Placement Warrants are measured at fair value using a Monte Carlo simulation because these warrants are subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 3 financial instruments as of December 31, 2021.

The Company classified the Public Warrants and currently classifies Private Placement Warrants as liabilities on its Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. In certain events outside of the Company’s control, the Public Warrant and Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the Company’s common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Company’s Consolidated Statements of Comprehensive Loss.

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

The Company accounted for the Earn-out Shares liability as contingent consideration and recorded an Earn-out Shares liability for the Earn-out Shares in accordance with ASC 480 – Distinguishing Liabilities from Equity. The liability was included as part of the consideration transferred in the Business Combination and was recorded at its then current fair value. The Earn-out Shares liability was recorded at fair value and remeasured at the end of each reporting period, with the corresponding gain or loss recorded in the Company’s Consolidated Statements of Comprehensive Loss as a component of Other (income) expense, net.

Revenue Recognition

Effective January 1, 2019, HydraFacial adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which is the new comprehensive revenue recognition standard that supersedes all existing revenue recognition requirements under Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”), as well as under all subsequently issued amendments to the new revenue recognition standard (“ASC 606”). HydraFacial elected to adopt the new revenue recognition standard using the full retrospective method as of January 1, 2019. The adoption of the new standard did not have a significant effect on earnings or on the timing of HydraFacial’s transactions and, therefore, the effect of applying the new guidance was not material. As such, there were no adjustments to the prior periods

In accordance with ASU 2014-09, management determines the amount of revenue to be recognized through application of the following steps:

• Identify the customer contract;
• Identify the performance obligations in the contract;
• Determine the transaction price;
• Allocate the transaction price to the performance obligations in the contract; and
• Recognize revenue as the performance obligations are satisfied.

Net sales consists of the sale of products to retail and wholesale customers through e-commerce and distributor sales. The Company generates revenue through manufacturing and selling HydraFacial Delivery Systems (“Delivery Systems”). In conjunction with the sale of Delivery Systems, the Company also sells its serum solutions and consumables (collectively “Consumables”). Consumables are sold solely and exclusively by the Company and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

The Company distributes products to customers both through national and international retailers as well as direct-to-consumers through its e-commerce and store channels. The Company sells to direct customers, including non-corporate customers (such as spas and dermatologist offices), corporate customers, and international distributors. For non-corporate customers, a contract exists when the customer initiates an order by submitting a purchase request. Such requests are accepted by the Company upon issuance of a corresponding invoice. For corporate customers, a contract exists when the customer submits a purchase order and is accepted upon issuance of a subsequent invoice. For distributors, a customer submits an order request which is processed in the system by a sales representative. This is also considered accepted upon the subsequent issuance of an invoice by the Company. For all customers, each invoice is considered a separate contract for accounting purposes.

Cost of Sales

The Company’s cost of sales consists of Delivery Systems and Consumables product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory. As the Company launches new products and expand presence internationally, the Company expects to incur higher cost of sales as a percentage of sales because we have not yet achieved economies of scale with these items.

Selling and Marketing Expense

Selling and marketing expense consists of personnel-related expenses, sales commissions, travel costs, and advertising expenses incurred in connection with the sale of our products. The Company intends to continue to invest in sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as it releases new products, grow our global footprint, and drive consumer demand in the ecosystem. Selling and marketing expense as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of investments in sales and marketing functions as these investments may vary in scope and scale over future periods.

Advertising costs are expensed in the period in which they are incurred. Total advertising costs, included in selling and marketing expenses on the Consolidated Statements of Comprehensive Loss, were $3.2 million, $3.3 million, and $4.7 million for each of the three years ending December 31, 2021, 2020, and 2019 respectively.

Research and Development Costs

Research and development expense primarily consists of personnel-related expenses, tooling and prototype materials, technology investments, and other expenses incurred in connection with the development of new products and internal technologies. The Company expects research and development expenses to increase in absolute dollars in future periods and vary from period to period as a percentage of total revenue, as the Company plans to continue to innovate and invest in new technologies and to enhance existing technologies to fuel future growth as a category creator.

General and Administrative Expense

General and administrative expense includes personnel-related expenses, professional fees, credit card and wire fees and facilities-related costs primarily for our executive, finance, accounting, legal, human resources, and IT functions. General and administrative expense also includes fees for professional services principally comprising legal, audit, tax and accounting services and insurance.

The Company expects to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses, and professional services. In addition, the Company expects to continue to incur additional IT expenses as the Company scales and enhances its e-commerce, digital and data utilization capabilities. As a result, the Company expects that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of revenue.

Other Expense

Other expense consists of interest expense and foreign currency transaction gains and losses. Foreign currency transaction gains and losses are generated by settlements of intercompany balances and invoices denominated in currencies other than the reporting currency. The Company expects Other expense to increase in absolute dollars as the Company grows internationally and obtains more financing to support such growth. Other expense as a percentage of revenue will fluctuate period to period along with interest rates, exchange rates and other factors not related to normal business operations.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (DTA)s and deferred tax liabilities (DTL)s for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

The Company recognizes DTAs to the extent that it believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under the tax law, and results of recent operations. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized based on currently available evidence. If the Company determines that it would be able to realize our DTAs in the future in excess of the net recorded amount, it would make an adjustment to the DTA valuation allowance, which would reduce the provision for income taxes.

The Company would record uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determined whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If any, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Foreign Currency

The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Net revenue and expenses are translated at the average rate in effect during the period. Unrealized translation gains and losses are recorded as a foreign currency translation adjustment, which is included in other comprehensive income or loss, which is a component of accumulated other comprehensive income or loss included in stockholders’ equity.

Foreign currency transactions denominated in a currency other than an entity’s functional currency are remeasured into the functional currency with any resulting gains and losses recognized in selling, general and administrative expenses, except for gains and losses arising on intercompany foreign currency transactions that are of a long-term investment nature, which are recorded as a foreign currency translation adjustment in other comprehensive income or loss.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company primarily maintains its operating cash balance with a major financial institution. At times, cash balances may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced any losses in these accounts and does not believe it is exposed to any significant credit risk in this area. Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Concentration of credit risk with respect to accounts receivable is generally mitigated by the Company performing ongoing credit evaluations of its customers.

Stock-based Compensation

Stock-based compensation is accounted for under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company accounts for all stock-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. The fair value of the Company’s restricted stock units is the closing price of the Company’s common stock on the grant date. The fair value of the Company’s performance-based restricted stock units is estimated using a Monte Carlo simulation model. The consolidated financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the consolidated statements of operations based on the department to which the recipient reports. The Company’s policy is to account for forfeitures in period that they occur.

Earnings per Share

Earnings per share is calculated using the weighted-average number of common and exchangeable shares outstanding during the period. Exchangeable shares are the equivalent of common shares in all material respects. All classes of stock have in effect the same rights and share equally in undistributed net income. Diluted earnings per share is calculated by dividing net income available to stockholders for the period by the diluted weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, performance-based restricted stock units that have satisfied their performance factor, restricted shares, and restricted stock units using the treasury stock method.

Fair Value of Financial Instruments

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

The fair value of the Notes that are recorded at historical cost was $794 million as of December 31, 2021, and was determined using the last trade price in active markets. With the exception of the Company’s Notes, the fair value of the Company’s assets and liabilities that are recorded at historical amounts and that qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the Company’s Consolidated Balance Sheets, primarily due to their short-term nature.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (ASU 2018-15), which requires implementation costs incurred by customers in cloud computing arrangements (i.e. hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2018-15 on January 1, 2021 and the guidance did not have a material impact on its Consolidated Financial Statements.

In December 2019, FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted ASU 2019-12 on January 1, 2021, as the Company no longer qualifies as an emerging growth company. The adoption did not have a material impact on its Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to Topic 842, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

Until December 31, 2021, the Company was an emerging growth company as defined by the JOBS Act. As the Company no longer qualifies as an emerging growth company this ASU instead became effective for the Company in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with an effective date of January 1, 2021. The Company elected transition-related practical expedients as accounting policies which allowed it to not reassess, as of the adoption date, (1) whether any expired or existing contracts are or contain leases, (2) the classification of any expired or existing leases, and (3) if previously capitalized initial direct costs qualify for capitalization under ASC 842. The Company elected the practical expedient option to not separate lease and non-lease components for all of its leases and note that variable costs related to triple net leases are not material. The Company also elected the short-term lease recognition exemption that keeps leases with an initial term of 12 months or less excluded from balance sheet capitalization. The Company elected to adopt using the optional transition method which allows a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The adoption of this standard resulted in the recognition of Operating Right-of-Use (ROU) assets and Operating ROU lease liabilities on the consolidated balance sheet of $12.3 million and $13.5 million, respectively, and the elimination of deferred rent of $1.2 million. The adoption of this standard did not have an impact on beginning retained earnings. The adoption of this standard did not have a material impact on the consolidated statements of operations nor the consolidated statements of cash flows.

See Note 6, Leases, for further discussion of the adoption of ASC 842 and related disclosures.

Note 3 – Business Combinations

Business Combination — Reverse Recapitalization

The closing of the Business Combination occurred on May 4, 2021. In connection with the Business Combination:

•Certain accredited investors (the “PIPE Investors”) entered into subscription agreements (the “PIPE Subscription Agreements”) pursuant to which the PIPE Investors agreed to purchase 35,000,000 shares (the “PIPE Shares”) of the Company’s Class A Common Stock at a purchase price per share of $10.00 for an aggregate purchase price of $350.0 million (the “PIPE Investment”). The PIPE Investment was consummated substantially concurrently with the Closing of the Business Combination.

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

•In connection with the Closing, holders of 2,672,690 shares of the Company’s Class A Common Stock exercised their rights for the Company to redeem their respective shares for cash at an approximate price of $10.00 per share, for an aggregate of approximately $26.7 million, which was paid to such holders at Closing.

•Immediately after giving effect to the Merger and the PIPE Investment, there were 125,329,053 shares of the Company’s Class A Common Stock issued and outstanding.

•The aggregate gross cash consideration received by the Company in connection with the Business Combination was $783 million, which consisted of proceeds of $350 million from the PIPE Investment, plus approximately $433 million of cash from the Company’s trust account that held the proceeds from the Company’s initial public offering (the “Trust Account”). The aggregate gross cash consideration received was reduced by $368 million, which consisted of cash payments made to the former shareholders of HydraFacial, and further reduced by an additional $57 million for the payment of direct transaction costs incurred by HydraFacial and the Company which were reflected as a reduction of proceeds. The Company used the net proceeds to repay all of its outstanding indebtedness at the Closing. The remainder of the consideration paid to the HydraFacial Stockholders consisted of 35,501,743 newly issued shares of Class A Common Stock (the “Stock Consideration”). The net cash received from the Business Combination was subject to a working capital adjustment of $0.9 million. The Company also issued 70,860 shares related to the working capital adjustment.

The following table reconciles the elements of the Business Combination to the Company’s Consolidated Statements of Cash Flows and the Consolidated Statements of Stockholders’ Equity (Deficit) for the year ended December 31, 2021:

(in thousands)	Recapitalization
Cash in trust, net of redemptions	$433,382
Cash — PIPE	350,000
Less: Cash paid out to Former Parent	(367,870)
Less: Transaction costs and advisory fees	(56,976)
Less: Cash paid out from net working capital adjustment related to acquisitions	(902)
Net Cash Received from Business Combination	$357,634

The number of shares of Class A Common Stock issued following the consummation of the Business Combination:

Number of Shares
Class A common stock outstanding prior to Business Combination	46,000,000
Less: Redemption of Vesper Class A Common Stock	(2,672,690)
Class A common stock of Vesper	43,327,310
Founder shares (Vesper Class B Common Stock)	11,500,000
PIPE Shares	35,000,000
Business Combination and PIPE shares	89,827,310
Legacy HydraFacial shares (1)	35,501,743
Working capital adjustment Class A Common Stock issued	70,860
Total Shares of Class A Common Stock after Business Combination	125,399,913
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

The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. The Company is currently in the process of finalizing the preliminary fair value allocations, and expects this to be completed prior to June 30, 2022.

The following table summarizes the consideration and estimated preliminary fair values assigned to the assets acquired and liabilities assumed at the dates of acquisition for the Wigmore, Ecomedic and Sidermica acquisitions and summarizes the HTL acquisition after measurement period adjustments.

(in thousands)	HTL	Wigmore (2)	Ecomedic	Sidermica
Consideration paid:
Cash, net of cash acquired	$4,920	$1,757	$11,338	$4,881
Class A Common Stock issued (1)	1,557	456	6,513	815
Contingent consideration	—	783	—	—
Trade receivables due from seller	1,027	2,336	1,679	1,581
Notes payable to seller	—	—	2,153	—
	$7,504	$5,332	$21,683	$7,277
Identifiable assets acquired and liabilities assumed
Accounts receivable	$1,110	$2,079	$15	$1,657
Non-compete agreement	100	60	588	100
Customer relationships	2,696	2,276	5,487	2,700
Inventory and other assets	354	341	1,262	454
Accounts payable	(45)	(456)	(772)	—
Deferred tax liabilities, net	(675)	(842)	(1,834)	—
Accrued and other liabilities	(802)	(317)	(340)	—
Total identifiable net assets	2,738	3,141	4,406	4,911
Goodwill	$4,766	$2,191	$17,277	$2,366
___________
(1)    Class A Common Stock issued as consideration for the acquisitions was 110,726, 28,157, 401,021 and 50,195 shares for HTL, Wigmore, Ecomedic and Sidermica, respectively.
(2)    During the fourth quarter of 2021, adjustments were made to the Wigmore valuation pertaining to contingent consideration and intangible assets. Goodwill was adjusted due to an increase of $0.3 million in contingent consideration and a decrease of $1.0 million in intangible assets.
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

Disaggregated Revenue

The Company generates revenue through manufacturing and selling Delivery Systems. In conjunction with the sale of Delivery Systems, the Company also sells Consumables that are used when customers provide a hydradermabrasion facial experience for their customers using a Delivery System. The Consumables are sold by the Company and are available for purchase separately from the purchase of a Delivery System.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net Sales
Delivery Systems	$139,464	$53,372	$81,467
Consumables	120,622	65,720	85,156
Total net sales	$260,086	$119,092	$166,623

See Note 18 for revenue disaggregated by geographical region.

Note 5 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	December 31, 2021	December 31, 2020
Raw materials	$12,024	$9,335
Finished goods	23,237	13,867
Total inventories	$35,261	$23,202

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2021	December 31, 2020
Accrued compensation	$15,262	$3,535
Accrued payroll taxes	922	1,388
Accrued benefits	3,022	1,132
Accrued sales commissions	9,456	3,420
Total accrued payroll-related expenses	$28,662	$9,475

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2021	December 31, 2020
Sales and VAT tax payables	$5,817	$1,538
Accrued interest	2,786	—
Contingent consideration	783
Note payable due seller (Note 3)	2,153	—
Royalty liabilities	1,074	—
Other	2,109	920
Total other accrued expenses	$14,722	$2,458

Note 6 — Leases

The Company does not own any real estate. The majority of the Company’s liability primarily consists of the Company’s international office spaces and warehouse all of which are classified as operating leases. The Company’s finance leases relate to leased equipment such as office and warehouse equipment. The finance lease balances are not material but are included in property and equipment, other accrued liabilities, and other long-term liabilities of the Consolidated Balance Sheets. Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options. The Company's leases do not contain significant restrictive provisions nor residual value guarantees.

Operating and finance lease ROU liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. The interest expense amortization component of the finance lease ROU liabilities is recorded within interest expense on the Consolidated Statements of Comprehensive Loss. ROU assets are tested for impairment in the same manner as long-lived assets.

Operating ROU assets and liabilities as of December 31, 2021 comprises the following:

(in thousands)
Assets	Balance Sheet Classification	December 31, 2021
Operating lease assets	Right-of-use assets, net	$14,992

Liabilities
Operating	Lease liabilities, current	$3,712
Operating	Lease liabilities, non-current	$12,781
Total lease liabilities		$16,493

Total lease cost for the year ended December 31, 2021 is below. The variable lease costs were not included in the measurement of the lease liabilities. These primarily include property taxes, property insurance, and common area maintenance expenses.

(in thousands)	Statement of Operations Classification	December 31, 2021
Operating lease cost
Operating lease cost	Cost of sales	$811
Operating lease cost	Selling, General and administrative	2,535
		3,346
Short-term lease cost
Short-term lease cost	Selling, General and administrative	879
		879
Variable lease cost
Variable lease cost	Cost of sales	236
Variable lease cost	Selling, General and administrative	270
		506

Total operating lease cost		$4,731

The following table summarizes future lease payments as of December 31, 2021:

(in thousands)	Operating Leases
2022	$4,117
2023	4,023
2024	3,294
2025	981
2026	885
Thereafter	4,795
Total	18,095
Less: Imputed Interest	(1,602)
Present value of net lease payments	$16,493

Prior to the adoption of ASC 842, the future minimum operating lease commitments as of December 31, 2020 under ASC 840 is below. Prior year rent expense under ASC 840 was $3.7 million.

(in thousands)	Operating Lease
2021	$2,617
2022	2,432
2023	2,114
2024	2,048
2025	669
Total	$9,880

The following table includes supplemental lease information:

Supplemental Cash Flow Information (dollars in thousands)	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,041
Total	$3,041

Lease liabilities arising from new ROU assets
Operating leases	$5,707

Weighted average remaining lease term (in years)
Operating leases	6.3

Weighted average discount rate
Operating leases	2.75%

Note 7 — Fair Value Measurements

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. As of the Business Combination date, the Private Placement Warrants were valued using the Public Warrant Price, and was considered to be a Level 2 financial instrument as of that date. As of December 31, 2021, there were no Public Warrants outstanding, and the value of the Private Placement Warrants was determined using a Monte Carlo simulation, and as such, were classified as a Level 3 financial instrument as of December 31, 2021. This was the only valuation level transfer during the year ended December 31, 2021.

	Fair Value Measurements on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$861,943	$—	$—	$861,943
Liabilities
Contingent consideration	$—	$—	$783	$783
Warrant liability — Private Placement Warrants	—	—	93,816	93,816

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of December 31, 2021, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Warrant Liabilities

The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Company’s Consolidated Balance Sheets. The Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within Change in fair value of Warrants in the Company’s Consolidated Statements of Comprehensive Loss. At December 31, 2021, the outstanding Private Placement Warrants were valued using a Monte Carlo simulation because these Warrants are subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The value derived from the Monte Carlo simulation is based on key assumptions such as the fair value of the common stock at the date of the valuation, the strike price of the warrant, a dividend yield of zero, the expected term of the warrant based on the simulation, an assumed risk free rate over the expected term of 1.16% and an assumed historical volatility of the Company’s common stock of 59.2%. The Private Placement Warrants are classified as a Level 3 financial instruments as of December 31, 2021. There were no Public Warrants outstanding as of December 31, 2021.

On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding following 5:00 p.m. New York City time on November 3, 2021, for a redemption price of $0.10 per Public Warrant. All outstanding Public Warrants totaling 16.2 million warrants were either exercised for cash or on a cashless basis or were redeemed. These outstanding Public Warrants comprised 15.3 million Public Warrants issued in connection with the Vesper initial public offering and an additional 0.9 million warrants that became Public Warrants due to the sale of Private Warrants. Public Warrants totaling 16.1 million were exercised for cash at an exercise price of $11.50 per share of Class A Common Stock, 74,104 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 26,732 shares of Class A Common Stock, and 75,016 warrants were redeemed for $0.10 per warrant, in each case in accordance with the terms of the Warrant Agreement. Total cash proceeds generated from exercises of the Public Warrants were $185.4 million. In addition, 0.3 million of Private Warrants were exercised for total cash proceeds of $3.0 million. As of December 31, 2021, the Company had approximately 7 million Private Placement Warrants outstanding.

Contingent Consideration

On July 1, 2021, in connection with the acquisition of Wigmore contingent consideration was payable to the previous owners. Upon acquisition, the contingent considered was measured using discounted cash flows based on the probability of meeting certain earn-out revenue targets. As of December 31, 2021, the Company accrued the full amount of the contingent consideration as the earn-out revenue targets were met.

Note 8 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	December 31, 2021	December 31, 2020
Furniture and fixtures	2-7	$4,074	$3,265
Computers and equipment	3-5	4,010	3,057
Machinery and equipment	2-5	3,669	445
Autos and trucks	5	1,163	413
Tooling	5	1,389	1,150
Leasehold improvements	Shorter of remaining lease term or estimated useful life	5,086	4,097
Total property and equipment		19,391	12,427
Less: accumulated depreciation and amortization		(8,561)	(4,407)
Construction in progress		5,353	1,171
Property and equipment, net		$16,183	$9,191

Depreciation expense was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$1,313	$1,161	$646
General and administrative	1,625	1,391	729
Selling and marketing	1,548	—	—
Total depreciation expense	$4,486	$2,552	$1,375

Note 9 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2021 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,048	$(3,442)	$6,606	15
Non-compete agreement	809	(139)	670	3
Customer relationships	18,625	(4,391)	14,234	5-10
Developed technology	70,900	(45,051)	25,849	8
Patents	2,050	(295)	1,755	3-19
Capitalized software	9,867	(2,971)	6,896	3-5
Total intangible assets	$112,299	$(56,289)	$56,010

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2020 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$9,480	$(2,765)	$6,715	15
Customer relationships	6,003	(2,263)	3,740	5-10
Developed technology	70,900	(36,189)	34,711	8
Patents	1,423	(158)	1,265	4-19
Capitalized software	6,172	(1,668)	4,504	3-5
Total intangible assets	$93,978	$(43,043)	$50,935

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $13.3 million, $11.8 million and $12.4 million, respectively.

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	$9,000	$9,465	$10,678
Selling and marketing	1,820	—	—
General and administrative	2,477	2,384	1,685
Total amortization expense	$13,297	$11,849	$12,363

The changes in the carrying value of goodwill are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning balance	$98,531	$98,520	$98,147
Business acquisitions	26,600	—	347
Foreign currency translation impact	(1,437)	11	26
Ending balance	$123,694	$98,531	$98,520

Note 10 – Long-term Debt

Credit Facility

On December 30, 2021, Edge Systems LLC, a California limited liability company (the “Borrower”) and an indirect wholly owned subsidiary of The Beauty Health Company, as borrower, entered into a Credit Agreement (the “Credit Agreement”) with Edge Systems Intermediate LLC, an indirect wholly owned subsidiary of the Company and the direct parent of the Borrower that holds the Company’s foreign and domestic operating entities, and The Hydrafacial Company Mexico Holdings, LLC, a direct wholly owned subsidiary of the Borrower that conducts the Mexican business operations , as guarantors (the “Guarantors” and, together with the Borrower, the “Loan Parties”), and JPMorgan Chase Bank, N.A., as administrative agent.

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of December 31, 2021 the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

Borrowings under the Credit Agreement are secured by certain collateral of the Loan Parties and are guaranteed by the Guarantors, each of whom will derive substantial benefit from the revolving credit facility. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Borrower’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00.

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

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

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the year ended December 31, 2021, the Company recognized $1.3 million in interest expense related to the amortization of the debt issuance costs related to the Notes. There was no such expense related to the Notes in the year ended December 31, 2020.

The following is a summary of the Company’s Notes as of December 31, 2021:

				Fair Value
(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Amount	Level
1.25% Convertible Notes due 2026	$750,000	$20,086	$729,914	$794,325	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s Consolidated Balance Sheets. As of December 31, 2021, the estimated fair value of the Notes was approximately $794 million. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 31, 2021.

As of December 31, 2021, the remaining life of the Notes is approximately 4.8 years.

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

Business Combination

In connection with the Closing of the Business Combination, all of HydraFacial’s existing debt under its credit facilities were repaid and its credit facilities were extinguished. The related write-off of the deferred financing costs totaled $2.3 million and prepayment penalties totaled $2.0 million. Both are included in the Other expense (income), net on the Company’s Consolidated Statements of Comprehensive Loss. Deferred financing costs expense for the year ended December 31, 2021 amounted to $0.5 million for the existing debt prior to the Business Combination while the amortization of issuance costs for the Notes amounted to $1.3 million during 2021. Deferred financing costs expense for the years ended December 31, 2020 and December 31, 2019 amounted to $1.5 million and $1.4 million, respectively, and is included in Interest expense, net on the Company’s Consolidated Statements of Comprehensive Loss.

Note 11 – Income Taxes

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

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company does not expect a material impact of Consolidated Appropriations Act on the Company’s Consolidated Financial Statements and related disclosures.

On June 29, 2020, the State of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the research and development credit usage for the same period (for credit usages in excess of $5.0 million). These suspensions were considered in preparation of the year ended December 31, 2021 and 2020 of the Company’s Consolidated Financial Statements.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan”). The American Rescue Plan includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on the Company’s Consolidated Financial Statements and related disclosures.

The following table presents domestic and foreign components of net income (loss) before income taxes as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Domestic	$(375,542)	$(40,135)
Foreign	(1,808)	1,652
Income (loss) before taxes	$(377,350)	$(38,483)

The federal, state and foreign components of the income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Current:
Federal	$(727)	$(5,760)
State	513	79
Foreign	1,735	579
Total current income tax expense (benefit)	1,521	(5,102)
Deferred:
Federal	(3,319)	(2,690)
State	(80)	(1,499)
Foreign	(364)	(17)
	(3,763)	(4,206)
Total income tax benefit	$(2,242)	$(9,308)

The effective tax rate of the provision for income tax differs from the federal statutory rate as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021		2020
Federal statutory income tax rate	$(79,243)	21.0%	$(8,081)	21.0%
State taxes, net of federal benefit	(1,041)	0.3	(1,155)	3.0
Change in fair value of warrants	58,236	(15.4)	—	—
Change in fair value of earn-out shares	9,891	(2.6)	—	—
Transaction Costs	3,312	(0.9)	—	—
Foreign rate differential	475	(0.1)	(6)	—
R&D credit	(152)	—	(79)	0.2
State rate change, net of federal effect	—	—	(465)	1.2
Change in valuation allowance	4,064	(1.1)	409	(1.1)
Other	2,216	(0.6)	69	(0.2)
Income tax benefit	$(2,242)	0.6%	$(9,308)	24.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized. The components of the deferred tax assets are as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020
Deferred income tax assets
State taxes	$69	$19
Accrued expenses	3,610	1,318
Inventories	1,905	2,421
Accounts receivable	639	499
Section 163(j) limitation	3,224	2,426
Net operating loss carryforwards	5,354	423
Stock-based compensation	1,883	—
Lease liabilities	4,104	—
Other	220	54
Total deferred income tax assets	21,008	7,160

Deferred income tax liabilities
Goodwill and intangibles	(7,922)	(7,761)
Prepaid expenses	(526)	(166)
Right-of-use Assets	(3,733)	—
Property and equipment	(3,134)	(2,541)
Total deferred tax liabilities	(15,315)	(10,468)
Valuation allowance	(8,924)	(409)
Net deferred income tax liabilities	$(3,231)	$(3,717)

The Company’s net deferred tax liability as presented in the consolidated balance sheets consists of the following items as of the periods indicated:

(in thousands)	December 31, 2021	December 31, 2020
Deferred income tax assets	$330	$270
Deferred income tax liabilities	(3,561)	(3,987)
Net deferred income tax liability	$(3,231)	$(3,717)

The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance increased approximately $8.5 million in 2021 from 2020 primarily due to recognizing valuation allowances against deferred tax assets of certain state and foreign net operating loss carryforwards, state interest carryforwards, and deferred tax assets for credits.

If the Company were to release the valuation allowance upon management determining that it is more likely than not the deferred tax assets could be recognized, approximately $4.5 million of income tax benefit would be recorded to continuing operations and the remaining income tax benefit of $4.5 million would be recorded to equity.

At December 31, 2021, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $15.7 million, $24.2 million and $4.5 million, respectively. The state losses expire beginning in 2025 and the foreign losses beginning in 2031.

As of December 31, 2021 and December 31, 2020, the Company had recorded gross unrecognized tax benefits of approximately $0.2 million and $0.3 million, respectively. All of the unrecognized tax benefits as of December 31, 2021, if recognized, would not materially impact the effective tax rate. As of December 31, 2021, there were no unrecognized tax benefits that the Company expects would change significantly over the next twelve months. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. The Company has not recognized any interest or penalties because of losses.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Unrecognized tax benefits at beginning of period	$270	$—
Increases for tax positions in prior periods	—	235
Decreases for tax positions in prior periods	(59)	—
Increases for tax positions in current period	—	35
Total unrecognized tax benefits	$210	$270

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the U.S for years 2018 through 2020. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

APB 23 (codified as FASB ASC 740-10-25-3) allows an exception to the general rule that a U.S. multinational company must accrue U.S. taxes on foreign earnings of its controlled non-U.S. subsidiaries. The Company will continue to indefinitely reinvest earnings from its foreign subsidiaries, which are not significant.

Note 12 – Employee Benefit Plan

The Company sponsors a defined contribution 401(k) and profit sharing plan that all regular employees are eligible to participate in after one month of service. The Plan is administered by a third-party administrator. Contributions to the plans were $1.4 million, $0.8 million and $0.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Note 13 – Equity-Based Compensation

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

During May 2020, HydraFacial canceled 1,295 of the Time Vesting Options and 4,440 of the Performance Vesting Options outstanding under the 2016 Plan and replaced these awards with 1,295 of new time vested incentive units and 4,440 of performance based incentive units for certain members of management. All of the time vesting units and performance vesting units immediately vested upon the consummation of the Business Combination. As a result of the accelerated vesting of options and performance units from the consummation of the Business Combination, the Company recognized $1.4 million in stock compensation expense
.
The Beauty Health Company 2021 Incentive Award Plan (the “2021 Plan”) became effective upon the consummation of the Business Combination. Pursuant to the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash based awards to eligible service providers. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to awards granted under the 2021 Plan is the sum of (i) 14,839,640 and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares equal to 4% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Company’s Board of Directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure. The maximum number of shares that may be granted with respect to incentive stock options (“ISOs”) under the 2021 Plan is 7,500,000. At December 31, 2021, an aggregate 6.7 million shares of the Company’s Class A Common Stock were reserved for the issuance of awards under the 2021 Plan.

Employee Stock Purchase Plan

The Company maintains the Employee Stock Purchase Plan (the “ESPP”), which became effective upon the consummation of the Business Combination. The aggregate number of shares of the Company’s Class A Common Stock initially reserved for issuance pursuant to rights granted under the ESPP was 2,000,000. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (1) one percent (1%) of the shares outstanding on the final day of the immediately preceding calendar year, and (2) such smaller number of shares as determined by the Company’s Board of Directors.

Under the ESPP, eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A Common Stock at certain purchase dates. The price of the Company’s Class A Common Stock purchased under the ESPP for the offering periods is equal to 85% of the lesser of the fair market value of a share of Class A Common Stock of the Company on the beginning or the end of the offering period.

As of December 31, 2021, there were no shares of the Company’s Class A Common Stock that were purchased under the ESPP. The Company is currently going through its first offering period which ends May 19, 2022. The Company recognized an immaterial amount of compensation expense related to the ESPP for the year ended December 31, 2021.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2021	—	$—
Granted	10,408,270	14.75
Forfeited	(3,623,250)	13.13
Outstanding - December 31, 2021	6,785,020	$15.64	9.45	$59,482
Options vested and expected to vest - December 31, 2021	6,785,020	$15.64	9.45	$59,482

The weighted-average grant date fair value of the stock options granted during the year ended December 31, 2021 is $7.84. At December 31, 2021, aggregate unrecognized compensation cost for unvested stock options was $49.0 million recognized over a weighted average period of 3.48 years. The stock options granted generally vest over a 4 year period.

Restricted Stock Units (“RSUs”) and Performance-based restricted stock units (“PSUs”)

The Company reserves the right to grants RSUs to certain employees, executives and directors. The RSUs granted are eligible to vest over four years, subject to the recipient’s continued employment through each vesting date.

The PSUs awarded to our NEOs pursuant to the 2021 Plan may be earned over a four-year performance period based on each NEO’s continuation in service through the end of the performance period and the attainment of pre-determined goals related to the Company’s stock price. The actual number of shares of the Company’s Class A Common Stock to be issued, ranging from 0% to 100% of the number of PSUs granted, is to be determined based upon the performance of the Company’s Class A Common Stock and will be determined based on the greater of (i) the Company’s average stock price during the 90-day period ending on the third anniversary of the vesting commencement date and (ii) the Company’s average stock price during the 90-day period ending on the fourth anniversary of the vesting commencement date.

The fair value of PSU awards is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation with the following assumptions:

Input	2021 Grants
Risk-free interest rate	0.50% - 0.65%
Expected volatility of the Company’s Class A Common Stock	55.0%

The following table summarizes the Company’s unvested equity award activity for the year ended December 31, 2021:

			Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding - January 1, 2021	—	—	$—	$—
Granted	439,488	1,350,000	25.91	9.92
Vested	(30,963)	—	26.16	—
Forfeited	(27,750)	(375,000)	26.16	6.10
Outstanding - December 31, 2021	380,775	975,000	25.88	11.39

The fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $0.7 million in 2021. All of the outstanding equity awards are expected to vest.

At December 31, 2021, the aggregate unrecognized compensation cost for unvested RSUs and PSUs was $8.5 million and $9.9 million, respectively, recognized over a weighted average period of 3.25 years and 3.60 years, respectively.

Stock-based Compensation Expense

Compensation expense attributable to net stock-based compensation was $12.4 million, $0.4 million and $0.1 million for the years ended December 31, 2021, 2020 and 2019, respectively and recorded in the Consolidated Statements of Comprehensive Loss as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cost of sales	405	67	37
Selling and marketing	3,547	58	—
Research and development	195	—	53
General and administrative	8,271	238	13
Stock-based compensation expense	$12,418	$363	$103

Note 14 – Commitments and Contingencies

From time to time the Company may be involved in claims, legal actions and governmental proceedings that arise from its business operations. As of December 31, 2021 and 2020, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, that it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 15 – Concentrations

As of December 31, 2021, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

As of December 31, 2020, the Company had one customer that accounted for 10% or more of the Accounts receivable balance. This customer accounted for 10.5%, or $1.9 million, of the Accounts receivable balance.

No single customer accounted for 10% or more of consolidated Net sales during the years ended December 31, 2021 and December 31, 2020.

Note 16 – Related-Party Transactions
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

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, its subsidiary, Edge Systems LLC, and Linden Capital III LLC, the general partner of Linden Manager III LP (the “Linden Manager”) entered into an Amended and Restated Management Services Agreement (the “Linden Management Services Agreement”) pursuant to which the Linden Manager may continue to provide advisory services at the request of the Company related to mergers and acquisitions for one year following the Business Combination. As consideration for such services, the Company will pay a fee, equal to 1% of enterprise value of the target acquired, to the Linden Manager upon the consummation of any such transaction (the “1% Fee”). The Company has also agreed to reimburse Linden Manager for certain expenses in connection with such advisory services. However, pursuant to the Linden Management Services Agreement, the Company’s obligation to pay the 1% Fee expires twelve months after the consummation of the Business Combination.

HydraFacial recorded approximately $0.2 million, $1.8 million and $1.8 million of charges related to management services fees for the year ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Loss. There were no amounts due to these related parties at December 31, 2021, 2020 and 2019. In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Loss.

Former Related Party Note Receivable

HydraFacial issued shares to a key member of management in exchange for a note receivable with a $0.6 million face value. Interest on the note accrues at a rate of 8% and matures in December 2022. Interest receivable is presented as a component of other assets on the Company’s Consolidated Balance Sheets. As there was no intent for the issuer to pay the note within a reasonably short period of time, HydraFacial has presented the note as a deduction of stockholders’ deficit. In connection with the consummation of the Business Combination, the outstanding note receivable amount was settled.

Former Long-term Debt Due to Related Parties

On April 10, 2020, the Company’s existing Credit Agreement with a bank that is also a related party was amended to include a “PIK” interest component of 2% that accrues on the outstanding balances of the Term Loan and Revolver. Additionally, the Company is required to pay an early prepayment fee of 2.00% of the amount prepaid or repaid on the Term Loan prior to April 10, 2021, and 1.00% if prepaid between April 11, 2021 and April 10, 2022. In connection with the consummation of the Business Combination, all outstanding debt was paid. As of December 31, 2021, there was no amount due to related parties in connection with the Term Loan and Revolver.

On April 10, 2020, HydraFacial also entered into a second credit facility with a related party to provide for borrowings of $30.0 million (the “Term A Loan”). In connection with the consummation of the Business Combination, all outstanding debt was paid. As of December 31, 2021, there was no amount due to a related parties in connection with the Term A Loan and related PIK Interest.

Related Party Leases

Signal Hill Office

HydraFacial leases its office in Signal Hill, California, from an entity owned by former minority stockholders of HydraFacial who are no longer active employees. Lease expense under this lease was $0.4 million, $0.3 million and $0.5 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Miami Beach Office

The Company maintains an office in Miami Beach, Florida, whereby the Company, on a monthly basis, reimburses an entity owned by the Company’s Executive Chairman that makes such office available to the Company for its employees and affiliates.

Sales to Related Parties

HydraFacial sells to a customer that is owned directly or indirectly by a former key member of management. Sales for this related party and the outstanding accounts receivable balance are as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales to related party	$551	$337	$351

(in thousands)	December 31, 2021	December 31, 2020
Accounts receivable due from related party	$394	$250

Note 17 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2021, 2020 and 2019, there were 150,598,047, 35,501,743 and 32,136,203, respectively, of Class A Common Stock issued and outstanding. The Class A Common Stock is entitled to one vote per share and all shares are outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021, 2020 and 2019, there were no shares of preferred stock issued or outstanding.

Note 18 - Segment Reporting

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

Net sales by geographic region were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Americas	$169,426	$81,453	$122,396
Asia-Pacific	43,701	14,464	15,802
Europe, the Middle East and Africa	46,959	23,175	28,425
Total net sales	$260,086	$119,092	$166,623

As of December 31, 2021 and 2020 substantially all of the Company’s property, plant and equipment was held in the United States.

Note 19 – Net Loss Attributable to Common Shareholders

Net loss attributable to common stockholders is computed by deducting both the dividend distributions declared in the period on preferred stock and the dividends accumulated for the period on cumulative preferred stock from net loss (“Basic EPS”). Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss attributable to common stockholders by the total of the weighted average common stock outstanding shares outstanding during the period. The Conversion Option in the Notes may be settled by Physical Settlement, Cash Settlement or Combination Settlement at the Company’s option. Pursuant to ASC 260-10-45-40 (as amended by ASU 2020-06), the if-converted method generally must be used to determine the effect a convertible instrument has on diluted EPS unless the two-class method would be more dilutive. Because the Company has net losses for all periods presented, the impact of the Conversion Option would be anti-dilutive and, as a result, has not had an impact on the Diluted EPS calculation.

Diluted EPS for the years ended December 31, 2021, 2020 and 2019, exclude the dilutive effect of stock option shares because their inclusion would be anti-dilutive for all periods.

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Basic and diluted loss per share:
Net loss	$(375,108)	$(29,175)	$(1,638)
Shares used in computation:
Weighted average common shares outstanding	102,114,949	34,293,271	32,136,203
Basic and diluted loss per share:	$(3.67)	$(0.85)	$(0.05)

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	December 31, 2021	December 31, 2020	December 31, 2019
Stock Options	6,785,020	542	1,509
RSUs and PSUs	1,355,775	—	—
Private warrants	6,970,000	—	—
Convertible Note Securities	23,614,425	—	—

Note 20 – Subsequent Events

Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the accompanying notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses that existed as of December 31, 2020 accordingly disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2020 and in our Definitive Proxy Statement filed on April 7, 2021, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

In connection with the audit of HydraFacial as of and for the year ended December 31, 2020, we previously identified material weaknesses in our internal control over financial reporting. The material weaknesses were related to segregation of duties, including the review and approval of journal entries, our lack of sufficient accounting resources and the lack of a formalized risk assessment process. These material weaknesses may not allow for us to have proper segregation of duties and the ability to close our books and records and report our results on a timely basis.

In response to the material weaknesses, management completed the following remediation actions:

•We established a formal risk assessment process to identify and evaluate risks relevant to financial reporting objectives
•We implemented segregation of duties around the approval of journal entries and accounting processes.
•We implemented a training program addressing internal control over financial reporting, including educating control owners regarding the requirements of each control

We determined that the material weakness around lack of sufficient accounting resources continued to exist as of December 31, 2021. This material weakness may not allow for us to have proper segregation of duties and the ability to close our books and report our results on a timely basis.

We have begun the process of, and we are focused on, designing and implementing effective internal controls measures to improve our internal control over financial reporting and remediate the material weakness. Our efforts include a number of actions:

•We are actively recruiting additional personnel, in addition to engaging and utilizing third party consultants and specialists to supplement our internal resources and segregate key functions within our business processes, if appropriate;
•We are designing and implementing additional review procedures within our accounting and finance department to provide more robust and comprehensive internal controls over financial reporting that address the relative financial statement assertions and risks of material misstatement within our business processes;
•We are designing and implementing information technology and application controls in our financially significant systems to address our relative information processing objectives

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal controls over financial reporting and will continue to diligently review our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

As discussed elsewhere in this Annual Report on Form 10-K, we completed a Business Combination on May 4, 2021 pursuant to which we acquired HydraFacial. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date, as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. As a result, management was unable, without incurring unreasonable effort or expense, to complete an assessment of our internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described in this Item 9A, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers

The following table sets forth the names, ages, and positions of our executive officers as of February 18, 2022. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs. There are no arrangements or understandings between any executive officer and any other person pursuant to which any executive officer was or is to be selected as an executive officer.

Name	Age	Position
Andrew Stanleick	51	Chief Executive Officer, President and Director
Liyuan Woo	50	Chief Financial Officer
Indra Pamamull	57	President of APAC
Stephan Becker	50	President of EMEA
Daniel Watson	60	EVP of Americas Sales

Andrew Stanleick has served as Chief Executive Officer, President and Director since February 7, 2022. Prior to joining the Company, Mr. Stanleick held senior roles at Coty Inc. since August 2017, including serving as its Executive Vice President, Americas and Chief Executive Officer of Kylie Jenner Beauty since March 2020. From June 2018 to May 2020, Mr. Stanleick served as COTY's Senior Vice President, North America, and from August 2017 to June 2018, he served as its Senior Vice President, Europe. Prior to joining COTY, Mr. Stanleick worked in various roles, including President and Chief Executive Officer of the South East Asia-Pacific and European divisions of Coach Inc. from January 2013 to April 2016.
A native of England, Mr. Stanleick graduated with a master’s degree from the University of Cambridge. He currently serves on the Executive Board of Directors for the Personal Care Products Council and The Fragrance Foundation.

Liyuan Woo joined the Company in September 2020 as EVP, Chief Financial Officer. Prior to joining the Company, Ms. Woo was the Chief Operating Officer and Chief Financial Officer of The VOID, a virtual reality brand introducing consumers to fully immersive, location-based, hyper-reality experiences from August 2019 to September 2020. From January 2018 to January 2019, Ms. Woo served as the EVP, Chief Financial Officer at SharkNinja, a consumer electronic product portfolio category creator focused on innovation and marketing. At SharkNinja, Ms. Woo was in charge of finance, capital raising and allocation, legal and strategic initiatives involving global expansion and mergers and acquisitions. From March 2017 to January 2018, as a Director with AlixPartners, Ms. Woo was the interim Chief Financial Officer during Gymboree Group’s multi-billion dollar restructuring process. Prior to that, Ms. Woo worked at bebe stores, a publicly traded global multi-channel fashion brand, for six years, and served as the Chief Financial Officer from April 2013 to 2016. Ms. Woo started her career with the consulting firm Deloitte in its Mergers and Acquisitions Transaction Services and Financial Advisory functions. During Ms. Woo’s thirteen years with Deloitte, she provided financial advisory services to public and private companies for mergers and acquisitions transactions, initial public offerings and growth initiatives. Ms. Woo received her B.A. from Bentley University in Accounting.

Indra Pamamull joined the Company as President of APAC in August 2021 and oversees the strategic development of the APAC region. With over two decades of experience in beauty across skin care, fragrance and color cosmetics, Ms. Pamamull has executed successful brand strategies, and has launched multiple leading brands across several geographies to deliver international sales growth and deliver profit objectives for the world’s leading prestige companies. Prior to joining the Company, Ms. Pamamull held the role of General Manager Asia Pacific at LVMH Moet and Hennessy’s Kendo Brands from May 2016 - March 2021. In this role, she grew the business with significant growth, established offices in Singapore and Australia, and managed a portfolio of brands which included Fenty Beauty by Rihanna, Ole Henriksen Skin Care, Marc Jacobs Beauty, Bite Beauty and Kat Von D. Prior, she held the position of Regional Director Asia Pacific at Estee Lauder Companies, based in Hong Kong, from October 2009 to April 2015, where she oversaw 12 countries across Asia Pacific. She launched Lab Series Skin Care for Men in China and established the brand as a leader in Men’s Skincare across the region and established the First Global Lab Series stand-alone store. She also managed Estee Lauder Designer Fragrance portfolio including DKNY, Coach, Michael Kors, Tommy Hilfiger and Ermenegildo Zegna to name a few. Prior to Asia, Ms. Pamamull led Beauty Bank

UK from September 2008 – October 2009, which is Estee Lauder’s Innovation Hub and think tank and launched award winning innovation in skincare in the UK. Ms. Pamamull spent several years in the UK market in various leadership roles from 2003 – 2009. Ms. Pamamull began her career with Estee Lauder Companies in Australia, where she also completed a Graduate Certificate of Business at Monash University in 1999. She is currently also studying Digital Transformation at Singapore Management University.

Stephan Becker joined the Company as President of EMEA in October 2021 and oversees the growth and execution of the EMEA region. With over two decades of experience expanding brands throughout the beauty, lifestyle and healthcare categories, Mr. Becker has a strong track record of growing market share and achieving stellar sales and profit results. Prior to joining the Company, Mr. Becker served as Managing Director DACH and the Vice President of Global Marketing at Kao Group (from October 2014 to September 2021), an international cosmetics, beauty and hair care company. Mr. Becker also has led in senior sales and marketing roles at leading beauty and consumer companies, such as COTY (2009-2014), where he implemented a successful turnaround strategy for the Color Cosmetics Category as well as introduced various celebrity and lifestyle fragrance brands such as Lady Gaga, Beyoncé, Heidi Klum or Guess to Western Europe. From 2003 to 2009, he worked at P&G / Gillette where he was leading the international expansion into emerging markets including Russia, Middle East and China via distributor operations for the cosmetics business (Max Factor, Covergirl), and prior to that, was responsible for the Braun appliances / Oral-B business in Western Europe integrating and transitioning the business from Gillette into P&G post-merger. From 2001 to 2003, Mr. Becker worked as a Management Consultant at The Marketing Corporation focusing on growth strategies for international FMCG clients. Mr. Becker started his career in 1998 for the global skin care brand Nivea at Beiersdorf working in Sales and Marketing within the US (Charlotte, North Carolina) and Germany (HQ, Hamburg). Mr. Becker received his diploma from the University of Cologne in Business Administration with a focus on Marketing, Psychology and Organizational development.

Daniel Watson has served as the HydraFacial’s EVP of Sales for the U.S. and Canada since March 2017, and in 2020 took over leadership for all of the Americas. Mr. Watson has 34 years of medical device sales experience and manages the Company’s capital sales teams and business development teams in both the medical, non-medical and corporate channels. Prior to joining HydraFacial, Mr. Watson worked at Stryker Spine since 2004, serving as the VP of Sales at Stryker Spine from 2015 to March 2017. Stryker Corporation is an American multinational medical technology corporation and Stryker Spine is a comprehensive portfolio offering spinal solutions. Mr. Watson has also held various senior sales management positions for companies such as Sherwood Medical, Ethicon EndoSurgery, CR Bard, SpineTech, Oratec, and Smith and Nephew. Mr. Watson received his B.A. from Bates College in Economics.

Directors

Name	Age	Position	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Director Since (3)
Andrew Stanleick (1)	51	Chief Executive Officer, President and Director				February 7, 2022
Brenton L. Saunders (2)	52	Director				May 4, 2021
Michael Capellas	67	Director	*		C	May 4, 2021
Dr. Julius Few	54	Director			*	May 4, 2021
Desiree Gruber	54	Director		*		June 11, 2021
Michelle Kerrick	59	Director	C		*	May 4, 2021
Brian Miller	47	Director		*	*	May 4, 2021
Doug Schillinger	48	Director	*	C		May 4, 2021
_______________
(1)    Information regarding Mr. Stanleick is set forth above under Part III. Item 10 “Executive Officers”.
(2)    Mr. Saunders served as the Company’s interim Chief Executive Officer from January 1, 2022, to February 6, 2022
(3)    Represents time from when HydraFacial consummated the Business Combination
(C)    Chair
*    Member

The following biographical summaries provide details of our directors’ skills and experience:

Brenton L. Saunders has served on our Board of Directors since May 4, 2021. Mr. Saunders has over 25 years of experience in various aspects of healthcare and has been in leadership roles at several prominent global pharmaceutical and healthcare companies. Until May 2020, when it was acquired by AbbVie Inc. (NYSE: ABBV) in a transaction valued at approximately $63 billion, Mr. Saunders served as Chairman, President and Chief Executive Officer of Allergan plc (“Allergan”). His role as President and Chief Executive Officer of Allergan began in July 2014 and his added role of Chairman began in October 2016. Mr. Saunders first role as an executive officer in the pharmaceuticals and healthcare sectors began in 2003, as a member of the executive management team at Schering-Plough Corporation (“Schering-Plough”), where he held several key roles, including President of the company’s Global Consumer Health Care division. While at Schering-Plough, Mr. Saunders led the integrations of the company’s $14 billion acquisition of Organon Biosciences N.V. in 2007 as well as the merger between Schering-Plough and Merck & Co., Inc. (NYSE: MRK) in 2009. From March 2010 until August 2013, Mr. Saunders served as Chief Executive Officer of Bausch + Lomb Incorporated (NYSE: BHC), a leading global eye health company, until its acquisition by Valeant Pharmaceuticals, Inc. in 2013. He then became the Chief Executive Officer of Forest Laboratories Inc., a role he held until the company’s merger with Actavis plc (“Actavis”) in 2014. Following the merger with Actavis, Mr. Saunders was named Chief Executive Officer of the combined business. In 2015, he led Actavis’ acquisition of Allergan, renaming the post-combination company Allergan Plc.

Before joining Schering-Plough in 2003, Mr. Saunders was a Partner and Head of Compliance Business Advisory at PricewaterhouseCoopers LLP. Prior to that, he was Chief Risk Officer at Coventry Health Care, Inc. (NYSE:CVH) and Senior Vice President, Compliance, Legal and Regulatory at Home Care Corporation of America. Mr. Saunders began his career as Chief Compliance Officer for the Thomas Jefferson University Health System.

Over the course of his career, Mr. Saunders has overseen over 80 mergers, acquisitions, divestitures and licensing transactions, totaling over $300 billion in value. Notable highlights from Mr. Saunders’ transaction experience include Actavis’ approximately $28 billion acquisition of Forest Laboratories in 2014, Actavis’ $70 billion acquisition of Allergan in 2015 and the $40 billion sale of Allergan’s global generics business to Teva Pharmaceutical Industries Ltd in 2016. Mr. Saunders’ transaction experience also includes the divestiture of Allergan’s medical dermatology business, and the acquisitions of leading companies in the medical aesthetics space such as Kythera, Lifecell, and Zeltiq.

Additionally, Mr. Saunders currently serves as a director of Cisco Systems, Inc. (NASDAQ: CSCO), a global telecommunications company and BridgeBio Pharma Inc. (NASDAQ:BBIO), a bio pharmaceutical company. He is also a member of The Business Council.

Michael D. Capellas has served on our Board of Directors since May 4, 2021. Mr. Capellas has also been a member of the Board of Directors of Cisco Systems, Inc. since January 2006 and currently serves Cisco as lead independent director. He has served as founder and Chief Executive Officer of Capellas Partners since November 2012. He served as Chairman of the Board of VCE Company, LLC from January 2011 until November 2012 and as Chief Executive Officer of VCE from May 2010 to September 2011. Mr. Capellas was the Chairman and Chief Executive Officer of First Data Corporation from September 2007 to March 2010. From November 2002 to January 2006, he served as Chief Executive Officer of MCI, Inc. (“MCI”), previously WorldCom. From November 2002 to March 2004, he was also Chairman of the Board of WorldCom, and he continued to serve as a member of the board of directors of MCI until January 2006. Mr. Capellas left MCI as planned in early January 2006 upon its acquisition by Verizon Communications Inc. Previously, Mr. Capellas was President of Hewlett-Packard Company from May 2002 to November 2002. Before the merger of Hewlett-Packard and Compaq Computer Corporation in May 2002, Mr. Capellas was President and Chief Executive Officer of Compaq, a position he had held since July 1999, and Chairman of the Board of Compaq, a position he had held since September 2000. Mr. Capellas held earlier positions as Chief Information Officer and Chief Operating Officer of Compaq. Mr. Capellas also currently serves as the chairman of the board of directors of Flex Ltd. and as a director of Elliot Opportunity II Corp. He previously served as the independent lead director of MuleSoft, Inc., ending in 2018.

Dr. Julius Few has served on our Board of Directors since May 4, 2021. Dr. Few founded and has been Director of The Few Institute for Aesthetic Plastic Surgery since 2008. A board-certified plastic surgeon in private practice, Dr. Few is widely recognized for enhancing the aesthetic appearance of his patients and contributing to research in plastic surgery. He is called upon by regulatory agencies, professional associations and international study bodies to share his expertise on surgical techniques and skin care innovations. Dr. Few can be seen across leading media channels including CBS News, ABC News, 20 20, Good Morning America, CNN, NBC News, The Wall Street Journal, Crain’s Business, Health Magazine, The Chicago Sun Times, The Chicago Tribune, WEB MD and Washingtonian Magazine on cosmetic procedures and treatments. Dr. Few also serves as a Clinical Professor for the Division of Plastic Surgery at the University of Chicago as well as a Health Systems Clinician at Northwestern University. He is on the Board of Trustees of the Museum of Contemporary Art and is a founding member of the Common Ground Foundation. He is also the founder of the Few Initiative, a non-profit that aids disadvantaged youth. Dr. Few received his medical degree from the University of Chicago Pritzker School of Medicine and completed his residency in general surgery at the University of Michigan Medical Center, followed by plastic surgery training at Northwestern University. In addition, Dr. Few received special facial and eye cosmetic training in Honolulu, New York and Atlanta.

Desiree Gruber has served on our Board of Directors since June 2021. Ms. Gruber, a Peabody Award-winner, founded Full Picture, a brand accelerator, content production, communications, and consulting services company in 1999 and currently serves as its Chief Executive Officer. As a notable entrepreneur, business strategist, and venture capitalist, Ms. Gruber co-founded the Project Runway television series in 2004 and co-founded Diagonal Ventures (“DGNL”) in 2016 with a goal to create real opportunities for women to achieve measurable success. DGNL invests in and architects transformational deals across the consumer, technology, and media spectrum in order to establish a legacy of female empowerment. Ms. Gruber also advises Anthos Capital, Pharrell Williams’ Something in the Water, and Chegg (NYSE: CHGG), and is a board member of SLAM Corp. (NASDAQ: SLAMU) and DPCM Capital, Inc. (NYSE: XPOA, XPOA-UN). A lifelong advocate for a more equitable and inclusive world, Ms. Gruber proudly serves on the boards of UNICEF USA, Tech:NYC, and God’s Love We Deliver.

Michelle Kerrick has served on our Board of Directors since May 4, 2021. Ms. Kerrick served as the West Region Market Leader and Managing Partner of the Los Angeles office of Deloitte. Ms. Kerrick worked at Deloitte for 35 years before retiring in September 2020. In her role, Ms. Kerrick was responsible for driving national strategy and client and business growth and strategic positioning across the 13-office West Region and the Los Angeles office. With more than 35 years of professional experience, Ms. Kerrick has served a diverse group of publicly and privately held clients, ranging from middle-market companies to large multi-nationals, in various industry sectors. Ms. Kerrick is an independent corporate board director for American Homes 4 Rent (NYSE: AMH) and director of LDH Growth Corp I. Ms. Kerrick is an accredited member of the California and Arizona State Board of Accountancy and the American Institute of Certified Public Accountants. Ms. Kerrick holds a B.S. degree in Accountancy from Northern Arizona University.

Brian Miller has served on our Board of Directors since May 4, 2021. Mr. Miller is a Managing Partner and Co-Founder of Linden Capital Partners, which was founded in 2004. He has been involved in healthcare principal investing since 1998. Prior to Linden, Mr. Miller was a founding member of the healthcare team at First Chicago Equity Capital. Mr. Miller began his career in the investment banking division of Salomon Brothers Inc. (currently Citigroup). He is currently a board member of Vital Care, Flexan, MeriCal, StatLab Medical Products and Collagen Matrix, and was previously a board member of Z-Medica, Solara, SeraCare, BarrierSafe Solutions International, CORPAK MedSystems, HYCOR Biomedical, Strata Pathology Services and Suture Express. Mr. Miller holds a Bachelor of Arts with honors in Economics from Princeton University and an MBA from Harvard Business School, with a concentration in healthcare. He is a board member of AdvaMed, the Founder of the Healthcare Private Equity Association, the founder of Private Equity Analysts of Chicago, a Trustee of The University of Chicago Medical Center, and a member of the Economic Club of Chicago.

Doug Schillinger has served on our Board of Directors since May 4, 2021. Mr. Schillinger joined DW Healthcare Partners in 2004 and is currently a Managing Director and oversees a number of the firm’s portfolio investments. Mr. Schillinger’s investment, transaction and board experience include a broad array of healthcare service and medical devices including pharma services, diagnostics, medical tech products and devices, provider services, laboratory services, post-acute care, medical aesthetics, and telehealth. Before joining DW Healthcare Partners, Mr. Schillinger worked for Bain & Company and Accenture (previously Andersen Consulting). Mr. Schillinger holds a Bachelor of Arts degree from Cornell University and an MBA with Distinction from Harvard Business School. Mr. Schillinger is a current board member of the Healthcare Private Equity Association and a former member of the Harvard Business School Alumni Board of Directors.

There are no family relationships between our executive officers and directors.

Corporate Governance

We are committed to good governance practices. Our governance practices seek to ensure that we conduct our affairs in a manner that matches the high standards we have set for our people, products, and services. We believe that good governance builds integrity and trust, strengthens the accountability of our Board, management and employees, promotes the long-term interests of stockholders, and allows us to be a good corporate citizen in each of the countries where we do business.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of our Code of Business Conduct and Ethics may be found on our website: www.beautyhealth.com under the heading “Governance”, and then “Documents & Charters”. We intend to make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our website rather than by filing a Current Report on Form 8-K.

Structure of our Board

In accordance with our Second Amended and Restated Certificate of Incorporation, the number of directors on our Board will be fixed from time to time by a resolution adopted by a majority of our Board. As of the date of this Annual Report on Form 10-K, our Board is currently composed of eight directors. In determining the appropriate size and composition of the Board, the Board considers the current and anticipated need for directors with specific qualities, skills, experience and backgrounds (including diversity of ethnicity, gender, nationality and age), the availability of highly qualified candidates, committee workloads and membership needs, and the impact of any anticipated director retirements.

Furthermore, our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. Each of Andrew Stanleick, Desiree Gruber and Michelle Kerrick serve as Class I directors, Michael D. Capellas, Dr. Julius Few and Brian Miller serve as Class II directors and Brenton L. Saunders and Doug Schillinger serve as Class III directors.

Upon expiration of the term of a class of directors, directors for that class will be elected for three-year terms at the annual meeting of stockholders in the year in which that term expires. Each director’s term continues until the election and qualification of his or her successor or his or her earlier death, resignation or removal. Any increase or decrease in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of an equal number of directors.

In addition, in connection with the Business Combination, we entered into the Investor Rights Agreement with LCP. This agreement grants LCP the right, but not the obligation, to designate nominees to our Board of Directors subject to the maintenance of certain ownership requirements. Pursuant to the Investor Rights Agreement, LCP’s director nominees are to be designated as either Class III and/or Class II directors. See “Certain Relationships and Related Transactions — Investor Rights Agreement” for additional information.

Board Leadership

While our Board believes it is important for our Chairman to have both a stake in and deep understanding of the Company, our Board recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. This has allowed our Board the flexibility to establish the most appropriate structure for the Company at any given time. Mr. Saunders currently serves as our Chairman, and Mr. Stanleick currently serves as our Chief Executive Officer.

Our Board believes the present structure provides the Company and the Board with strong leadership, continuity of experience, and appropriate independent oversight of management.

Executive Sessions

Our Board meets regularly in executive session without management directors or any members of management. In addition, the independent directors on our Board meet annually in executive session. Generally, the Chairman of our Board serves as Chairman in sessions without management directors or any members of management.

Board Meetings

Regular meetings of our Board are held at such times as our Board may determine. In addition, special meetings of our Board may be called by the Chairman of the Board or President, or by the Chairman of the Board, President or Secretary on the written request of at least a majority of directors then in office. In fiscal year 2021, our Board held 5 meetings, the audit committee held 3 meetings, the compensation committee held 3 meetings, and the nominating and corporate governance committee held 4 meetings. Each director attended more than 75% of the aggregate of the total number of meetings of the Board (held during the period for which he or she has been a director) and the total number of meetings held by all committees of the Board on which he or she served (during the periods that he or she served).

Our Board and its committees also act from time to time by written consent in lieu of meetings.

Board Qualifications and Membership Criteria

The nominating and corporate governance committee and the Board believe that a board composed of directors who have diverse personal backgrounds and experiences and who bring a fresh perspective is a priority for the Company. We seek to mix a diverse range of skills, backgrounds and experiences such as leadership, beauty and consumer products, international and strategic planning experience, financial and accounting expertise, corporate governance, and governmental policy and regulatory experience. We also value and consider broad diversity for our Board, including ethnicity, gender, nationality and age. The Board conducts an annual self-evaluation process and periodically considers its composition and refreshment in order to effectively align the Board’s mix of skills, experience and attributes with the Company’s business strategy.

We believe that each director is well-qualified to serve on our Board and offers significant individual attributes and contributions important to our Board’s overall composition and functioning. As of February 18, 2022, our Board is comprised as follows:

Board Diversity Matrix
Total Number of Directors	8
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	2	6	—	—
Part II: Demographic Background
African American or Black	—	1	—	—
Alaskan Native or Native American	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	5	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+	—
Did Not Disclose Demographic Background	—

Director Nomination Process

The nominating and corporate governance committee recommends nominees for our Board consistent with the criteria determined by our Board. The nominating and corporate governance committee may receive recommendations from other directors and executives and may seek assistance from third-party search firms with respect to identifying and vetting qualified candidates for the Board’s consideration. The nominating and corporate governance committee will also consider nominations from stockholder(s) to the extent the nomination complies with all procedures and includes all information about the candidate(s) required by our Amended and Restated Bylaws. Nominations from stockholder(s) that are made in accordance with these procedures and include all required information will be considered by the nominating and corporate governance committee in accordance with the criteria discussed above and in the same manner as other nominations, and the nominating and corporate governance committee will present its recommendation to our Board.

Communications with our Board

Our Board has established a process for stockholders to send communications to our Board. Stockholders may communicate with our Board generally or a specific director at any time by writing to the Company’s Secretary, The Beauty Health Company, 2165 Spring Street, Long Beach, CA 90806. Each communication should specify the applicable director(s) to be contacted, the general topic of the communication, and the number of shares of our Class A Common Stock owned of record (if a record holder) or beneficially owned. We review all messages received, and forward any message that reasonably appears to be a communication from a stockholder about a matter of stockholder interest that is intended for communication to our Board. Communications are sent as soon as practicable to the director to whom they are addressed, or if addressed to our Board generally, to the Chairman of our Board. Because other appropriate avenues of communication exist for matters that are not of stockholder interest, such as general business complaints, commercial inquiries, employee grievances, or general information about the Company or our products, communications that do not relate to matters of stockholder interest are not forwarded to our Board. In addition, communications that are unduly hostile, threatening, illegal, or similarly unsuitable will be excluded, with the provision that any communication that is so filtered will be made available to any director upon any such director’s request.
Risk Oversight

Our Board oversees, with management, the various risks we face. Our Board and management consider risks in all facets of the Company, our business strategy and our overall business.

Our Board dedicates a portion of one meeting each year to evaluating and discussing risk, risk mitigation strategies and the Company’s internal control environment. At this meeting, our Board considers an enterprise risk management analysis. Topics examined in the enterprise risk management analysis include, but are not limited to, strategic, operational, financial and compliance risks. Our Board’s risk oversight also includes an annual review of our strategic plan. Because overseeing risk is an ongoing process and inherent in our strategic decisions, our Board also receives input from senior management and considers risk at other times in the context of specific proposed actions.

In addition to our Board’s risk oversight responsibility, the Board’s committees are also charged with overseeing risks within their areas of responsibility and reviewing with the Board significant risks identified by management and management’s response to those risks. For example, our Audit Committee provides oversight to legal and compliance matters and assesses the adequacy of our risk-related internal controls. In addition, our Compensation Committee considers risk and structures our executive compensation programs, if any, to provide incentives to appropriately reward executives for growth without undue risk taking.

While our Board is actively involved in overseeing our risk management process, management is responsible for assessing and managing risk on a day-to-day basis. Our Board focuses on our general risk management strategy and ensures that appropriate risk mitigation strategies are implemented by management. Certain departments, such as accounting, finance, legal, regulatory compliance, and individuals within other departments, focus on specific risks associated with different aspects of our business, from regulatory, environmental, and financial risks to commercial and strategic risks. Senior members of management responsible for risk management report regularly to the appropriate Board committee or the Board, as appropriate.

Our Board believes its administration of its risk oversight function has not negatively affected our Board’s leadership structure.

Board Committees and Director Independence

Our Board has established three standing committees – an audit committee, a compensation committee, and a nominating and corporate governance committee – each of which operates under a charter that has been approved by our Board. The charter documents for each committee may be found in the “Investor Relations” section of our website: www.beautyhealth.com under the heading “Governance”, and then “Documents & Charters”.

Audit Committee

The audit committee oversees our accounting and financial reporting processes and the audits of our financial statements. The audit committee consists of Michelle Kerrick, Michael D. Capellas and Doug Schillinger. Michelle Kerrick serves as the chair of the audit committee.

All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that Michelle Kerrick qualifies as an “audit committee financial expert” as defined in the applicable SEC rules and have the requisite financial sophistication as defined under the applicable Nasdaq rules and regulations. Our Board has determined that Michelle Kerrick, Michael D. Capellas and Doug Schillinger are independent under the applicable rules of the SEC and Nasdaq. We are currently in compliance with Nasdaq rules and Rule 10A-3 due to the fact that all members of our audit committee have been deemed independent by our Board.

The primary functions of the audit committee include:

•appointing, compensating and overseeing our independent registered public accounting firm;
•mutual reviewing and approving the annual audit plan;
•overseeing the integrity of our financial statements and our compliance with legal and regulatory requirements;
•discussing the annual audited financial statements and unaudited quarterly financial statements with management and the independent registered public accounting firm;
•pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
•appointing or replacing the independent registered public accounting firm;
•establishing procedures for the receipt, retention and treatment of complaints (including anonymous complaints) we receive concerning accounting, internal accounting controls, auditing matters or potential violations of law;
•monitoring our environmental sustainability and governance practices;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
•approving audit and non-audit services provided by our independent registered public accounting firm;
•discussing earnings press releases and financial information provided to analysts and rating agencies;
•discussing with management our policies and practices with respect to risk assessment and risk management;
•approving or ratifying related party transactions required to be disclosed pursuant to Item 404 of Regulation S-K, as may be amended from time to time, and any other applicable requirements; and
•producing an annual report for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Compensation Committee

The compensation committee approves, or recommends to our board of directors, policies relating to compensation and benefits of our officers and employees. The compensation committee consists of Doug Schillinger, Desiree Gruber and Brian Miller. Doug Schillinger serves as the chair of the compensation committee.

Our Board has determined that Doug Schillinger, Desiree Gruber and Brian Miller are independent under the applicable rules and regulations of Nasdaq and all current members qualify as a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. Our Board has determined that each of the members of our compensation committee is an “outside director” as that term is defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended, or Section 162(m). We are currently in compliance with Nasdaq rules due to the fact that all members of our compensation committee have been deemed independent by our Board.

The principle functions of the compensation committee include:

•reviewing and approving corporate goals and objectives relevant to the compensation of our executive officers, evaluating the performance of our executive officers in light of those goals and objectives, and setting compensation levels based on this evaluation;

•setting salaries and approving incentive compensation and equity awards, as well as compensation policies, for all other officers who file reports of their ownership, and changes in ownership, of the Section 16 Officers, as designated by our board of directors;
•making recommendations to the board with respect to incentive compensation programs and equity-based plans that are subject to board approval;
•approving any employment or severance agreements with our Section 16 Officers;
•granting any awards under equity compensation plans and annual bonus plans to our Section 16 Officers; and
•producing an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee identifies and recommends individuals qualified to serve as directors of the Company and on committees of the Board. The nominating and corporate governance committee consists of Michelle Kerrick, Michael D. Capellas, Dr. Julius Few and Brian Miller. Michael D. Capellas serves as its chairman.

Our Board has determined that Michelle Kerrick, Michael D. Capellas, Dr. Julius Few and Brian Miller are independent under the applicable rules and regulations of Nasdaq relating to nominating and corporate governance committee independence. We are currently in compliance with Nasdaq rules due to the fact that all members of our nominating and corporate governance committee have been deemed independent by our Board.

The principal functions of the nominating and corporate governance committee include:

•identifying individuals qualified to serve as directors of the Company and on committees of the Board;
•recommending to the Board the director nominees for election at the next annual meeting of shareholders;
•advising the Board with respect to the composition of Board, procedures and committees;
•developing and recommending to the Board a set of corporate governance guidelines applicable to the Company and to oversee the evaluation of the Board and the Company’s management.

The nominating and corporate governance committee has a written charter that sets forth the committee’s purpose and responsibilities, which, in addition to the items listed above, include:

•identifying, recruiting and, if appropriate, interviewing candidates to fill positions on the Company’s board of directors, including persons suggested by shareholders or others;
•reviewing the background and qualifications of individuals being considered as director candidates;
•recommending to the Company’s board of directors the director nominees for election by the Company’s shareholders or appointment by the Company’s board of directors;
•reviewing the suitability for continued service as a director of each member of the board of directors when his or her term expires and in certain other circumstances;
•reviewing annually with the Company’s board of directors the composition of the Company’s board of directors as a whole and to recommend, if necessary, measures to be taken so that the Company’s board of directors reflect the appropriate balance of knowledge, experience, skills, expertise and diversity required for the Company’s board of directors as a whole and contains at least the minimum number of independent directors required by Nasdaq;
•monitoring the functioning of the committees of the Company’s board of directors and to make recommendations for any changes;
•reviewing annually committee size, membership and composition, including chairpersonships, and recommended any changes to the Company’s board of directors for approval;
•developing and recommending to the Company’s board of directors a set of corporate governance guidelines for the Company;
•review periodically, and at least annually, the corporate governance guidelines adopted by the Company’s board of directors to assure that they are appropriate for the Company; and
•evaluating its performance and submitting any recommended changes to the board for its consideration.

The nominating and corporate governance committee has the authority to retain advisors as the committee deems appropriate.

Director Independence

Nasdaq listing standards require that a majority of the board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The definition also includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. To help determine whether a director is independent, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

Our Board has determined that each of the following directors satisfies our independence standards, Nasdaq’s listing standards, and applicable SEC rules: Mr. Michael Capellas, Dr. Julius Few, Ms. Desiree Gruber, Ms. Michelle Kerrick, Mr. Brian Miller, and Mr. Doug Schillinger.

Section 16(a) Reports

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership on Forms 3, 4 and 5 with the SEC on a timely basis. These persons are required to furnish us with copies of all Forms 3, 4 and 5 they file.

Based solely on our review of the copies of such forms we have received and written representations from certain reporting persons that they filed all required reports, we believe that during the fiscal year ended December 31, 2021, all of our executive officers, directors and greater than 10% stockholders complied on a timely basis with all Section 16(a) filing requirements applicable to them with respect to transactions during 2021 except for Brent Saunders, who filed one (1) late Form 4 with respect to reporting the grant of a warrant (right to buy common stock). There were no known failures to file a required Section 16(a) filing report.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

General

In this Compensation Discussion and Analysis (“CD&A”), we provide an overview and analysis of the compensation awarded to or earned by our named executive officers identified in the Summary Compensation Table below (each, an “NEO”) during fiscal 2021, including the elements of our compensation program for NEOs, material compensation decisions made under that program for fiscal 2021 and the material factors considered in making those decisions. Our NEOs for the year ended December 31, 2021, which consist of our principal executive officer (now our former principal executive officer), our principal financial officer and our three most other highly compensated executive officers for fiscal year 2021, are:

•Clinton Carnell, former Chief Executive Officer;
•Liyuan Woo, Chief Financial Officer;
•Indra Pamamull, President of APAC;
•Stephan Becker, President of EMEA;
•Daniel Watson, EVP, Sales America.

Ms. Pamamull and Mr. Becker commenced employment with us on August 9, 2021 and October 1, 2021, respectively. Mr. Carnell served as our Chief Executive Officer during our full fiscal year 2021, and his employment with us terminated on December 31, 2021.

Executive Summary

2021 Performance Highlights

Our executive compensation programs are designed to deliver pay in accordance with corporate and individual performance, rewarding superior performance and providing consequences for underperformance. We believe that the compensation of our NEOs for fiscal year 2021 was aligned with the Company’s performance during 2021. Highlights of that performance include:

•Delivered net sales of $260.1 million compared to $119.1 million in 2020.
•Increased adjusted gross margin to 74.0% compared to 65.5% in 2020.
•Adjusted EBITDA increased to $32.7 million from $7.7 million in 2020.
•Closed convertible senior notes offering, generating net proceeds of $638.7 million
•Announced 100% of the Company’s warrants were exercised or redeemed, generating cash proceeds of $185.4 million.
•Directly entered new countries via the acquisition of four distributors.

2021 Compensation Highlights. Consistent with our compensation philosophy, key compensation decisions for 2021 included the following:

•Base Salaries and Target Annual Cash Incentive Opportunities. The 2021 base salaries and target bonuses for our NEOs remained level or were increased in order to position base salaries at median and target bonuses from median to the 75th percentile, based on the market analysis of our independent compensation consultant, as described further below. We believe that providing base salaries and target bonuses at this level allows us to attract and retain superior talent in a competitive market.

•Annual Cash Incentives. For 2021, our compensation committee (the “Compensation Committee”) selected performance goals for our performance-based annual bonus program that were intended promote our business plan and short-term goals, including with respect to revenue and adjusted EBITDA. In light of our achievement of each of the performance goals, the Compensation Committee determined to pay out annual bonuses at 200% of target for each of our NEOs (other than Mr. Carnell, whose 2021 performance bonus was paid at target as part of the severance benefits he received in connection with his termination of employment with us on December 31, 2021).

•Equity-Based Long-Term Incentives. In 2021, we granted approximately 90% of our NEOs’ target direct compensation as equity-based compensation in the form of stock options and PSUs. We believe that stock options and PSUs effectively align the interests of our executives with those of our stockholders by directly linking compensation to the value of our common stock. Stock options require an increase in stockholder value in order for our NEOs to realize any value, and PSUs provide additional retentive value while also aligning the interests of our NEOs with those of our stockholders.

Compensation Governance and Best Practices. We are committed to having strong governance standards with respect to our compensation programs, procedures and practices. Our key compensation practices include the following:

What We Do		What We Do Not Do
✓	Pay the vast majority of executive compensation in the form of incentive awards.	X	Do not pay guaranteed bonuses.
✓	Emphasize the use of equity compensation to promote executive retention and reward long-term value creation.	X	Do not provide excessive perquisites.
✓	Take into consideration the compensation levels of an appropriate and relevant peer group of companies when setting compensation.	X	Do not provide tax gross-ups.
✓	Engage an independent compensation consultant to advise our Board and Compensation Committee.	X	Do not reprice our underwater stock option awards without shareholder approval.

✓	Require our NEOs to satisfy meaningful stock ownership guidelines to strengthen the alignment with our shareholders’ interests.	X	Do not allow executives to participate in the determination of their own compensation
✓	Cap the maximum payout under our annual incentive awards and maximum vesting percentage of our PSUs	X	Do not allow for pledging of our common stock or for employees to hedge or sell short our common stock.

Stockholder Advisory Vote on Executive Compensation

We expect to hold our first non-binding, advisory vote to approve the compensation of our NEOs at our next annual stockholder meeting anticipated to be held in June 2022.

Executive Compensation Objectives and Philosophy
The key objective in our executive compensation program is to attract, motivate, and reward leaders who create an inclusive and diverse environment and have the skills and experience necessary to successfully execute on our strategic plan to maximize stockholder value. Our executive compensation program is designed to:

•Reward achievement of both operating performance and strategic objectives;
•Align the interests of our management and our investors by varying compensation based on short term and long term business results and delivering a large portion of total pay tied to our stock;
•Differentiate rewards based on performance against business objectives to drive a pay for performance culture, with a major portion of executive pay based on achievement of financial performance goals; and
•To attract the very best talent necessary for our continued success, we strive to pay base pay at the market median and variable short-and long-term compensation ranging from median to the
75th percentile.

We strive to set our overall total compensation at a competitive level. Executives may be compensated above or below the targeted market position based on factors such as experience, performance, scope of position and the competitive demand for proven executive talent, as described further below under “Determination of Executive Compensation.”

Determination of Executive Compensation

Role of Board of Directors/Compensation Committee/Executive Officers

The Compensation Committee is responsible for establishing and overseeing our executive compensation programs and annually reviews and determines the compensation to be provided to our NEOs, other than with respect to our CEO, whose compensation is determined by the board of directors (the “Board”).

In setting executive compensation, the Compensation Committee considers a number of factors, including the recommendations of our Chief Executive Officer (other than with respect to the Chief Executive Officer’s own compensation) and our human resources team, current and past total compensation, competitive market data and analysis provided by the Compensation Committee’s independent compensation consultant, Company performance and each executive’s impact on results, each executive’s relative scope of responsibility and potential, each executive’s individual performance and demonstrated leadership, and internal equity pay considerations. Our Chief Executive Officer’s recommendations are based on his evaluation of each other NEO’s individual performance and contributions, of which our Chief Executive Officer has direct knowledge. Our Board makes decisions regarding our Chief Executive Officer’s compensation, following recommendation from the Compensation Committee.

Role of Compensation Consultant

In order to design a competitive executive compensation program that will continue to attract top executive talent and reflect our compensation philosophy, our Compensation Committee has retained FW Cook as an independent compensation consultant to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives and provide guidance in administering our executive compensation program. The Compensation Committee has evaluated FW Cook’s independence pursuant to the requirements of Nasdaq and SEC rules and has determined that FW Cook does not have any conflicts of interest in advising the Compensation Committee. FW Cook did not provide any other services to the Company in 2021.

In consultation with FW Cook, in December 2020, our Compensation Committee selected our peer group for 2021 as follows, focusing on market capitalization, revenues, industry, and growth-oriented publicly-traded companies:

Anika Therapeutics	AtriCure	BioTelemetry	Cardiovascular Systems
Cerus Corporation	CryoLife	Cryoport	Cutera
e.l.f. Beauty	Inogen	iRhythm Technologies	Mesa Laboratories
OraSureTechnologies	Sientra	STAAR Surgical	Yeti Holdings

In February 2021, FW Cook provided an analysis of data derived from (i) members of our peer group and (ii) the industry-specific survey, the constituent companies of which were not provided to the Compensation Committee. For 2021, the Compensation Committee used FW Cook’s analysis to help structure a competitive executive compensation program, position executive compensation by considering market data, and make individual compensation decisions based on comparable positions at companies with which we compete for talent. While the Compensation Committee does not establish compensation levels solely based on a review of competitive data or benchmark to any particular level, it believes such data is a useful tool in its deliberations as our compensation policies and practices must be competitive in the marketplace for us to be able to attract, motivate and retain qualified executive officers.

Elements of Compensation

The primary elements of our NEOs’ compensation and the main objectives of each are:

•Base Salary. Base salary attracts and retains talented executives, recognizes individual roles and responsibilities, and provides stable income;

•Annual Performance-Based Incentive Compensation. Annual performance bonuses promote short-term performance objectives and reward executives for their contributions toward achieving those objectives;

•Equity Based Long-Term Incentive Compensation. Equity compensation, provided in the form of stock options and PSUs, aligns executives’ interests with our stockholders’ interests, emphasizes long-term financial and operational performance, and helps retain key executive talent.

In addition, our NEOs are eligible to participate in our health and welfare programs and our 401(k) plan on the same basis as our other employees. We also maintain severance and change in control arrangements, which aid in attracting and retaining executive talent and help executives to remain focused and dedicated during potential transition periods due to a change in control. Each of these elements of compensation for 2021 is described further below.

Base Salary

The base salaries of our named executive officers are an important part of their total compensation packages, and are intended to reflect their respective positions, duties and responsibilities. Base salary is a visible and stable fixed component of our compensation program and provides our NEOs with a reasonable degree of financial certainty and stability. Our Compensation Committee, and with respect to our Chief Executive Officer, the Board, annually reviews and determines the base salaries of our executives and evaluates the base salaries of new hires at the time of hire. Following such determinations, our NEOs’ base salaries for 2021 were as set forth below:

Name	2021 Annualized Base Salary ($)
Clinton Carnell	675,000
Liyuan Woo	415,000
Indra Pamamull (1)	399,265
Stephan Becker (2)	351,044
Daniel Watson	371,196
_______________
(1)    Cash compensation was paid in SGD and was converted to USD using the exchange rate at December 31, 2021 of 0.73938
(2)    Cash compensation was paid in EUR and was converted to USD using the exchange rate at December 31, 2021 of 1.1324

Cash Incentive Compensation

Annual cash incentive bonuses are an important component of our total compensation program and provides incentives necessary to retain executive officers. Each NEO is eligible to receive an annual performance-based cash bonus based on a specified target annual bonus award amount, expressed as a percentage of the named NEO’s base salary (with actual bonuses capped at 200% of the applicable NEO’s target bonus). In fiscal 2021, our NEOs target annual bonuses (expressed as a percentage of base salary) were as follows:

Name	Target Bonus (Percentage of Base Salary)
Clinton Carnell	100%
Liyuan Woo	60%
Indra Pamamull	60%
Stephan Becker	60%
Daniel Watson	60%

The performance goals applicable to our 2021 annual bonus program included revenue (weighted at 75%) and adjusted EBITDA (weighted at 25%), as set forth in the table below. Our Compensation Committee believes that using revenue as a performance metric drives our overall performance while ensuring our NEOs are aligned with our business strategy, and that using adjusted EBITDA as a performance metric focuses our NEOs on sustaining revenue growth that is profitable. In order for any payouts to be made under our 2021 annual bonus program, adjusted EBITDA had to be attained at 85% or more of the target level.

Performance Metric	Weighting	Threshold	Target	Maximum
Revenue	75%	$164.4M	$193.4M	$232.1M
Adjusted EBITDA	25%	$21.25M	$25M	$30M

Based on our 2021 performance, our revenue and EBITDA performance metrics were attained at 134% ($260.1 million) and 130% ($32.7 million) of target level, respectively and, accordingly, such Company performance goals were determined to be attained at 200% after taking into account their respective weightings.

Each NEO’s (other than Mr. Carnell’s, as discussed below) actual performance bonus was determined by multiplying 200% by such NEO’s target bonus, and the performance bonuses for Ms. Pamamull and Mr. Becker were pro-rated for 2021 based on their partial years of employment with us.

The 2021 performance bonuses earned by our NEOs are set forth in the column entitled “Non-Equity Incentive Plan Compensation” in the “2021 Summary Compensation Table” below. Pursuant to the terms of Mr. Carnell’s employment agreement with us, his 2021 performance bonus was paid at target as part of the severance benefits he received in connection with his termination of employment with us on December 31, 2021.

Equity-Based Long-Term Incentive Awards

We view equity-based compensation as a critical component of our balanced total compensation program. Equity-based compensation creates an ownership culture among our employees that provides an incentive to contribute to the continued growth and development of our business and aligns interest of executives with those of our stockholders.

Our Compensation Committee believes it is essential to provide equity-based compensation to our executive officers in order to link the interests and risks of our executive officers with those of our stockholders, reinforcing our commitment to ensuring a strong linkage between company performance and pay.

In connection with the Business Combination, employees’ existing long-term incentives vested in full and no longer provided retentive value. To retain and motivate NEOs and employees for the next stage of the Company’s growth, the Compensation Committee approved one-time staking grants of stock options to certain employees. The one-time awards of stock options granted to our NEOs pursuant to the 2021 Plan vest over four years, with 25% of the shares vesting on each of the first four anniversaries of the respective Closing Date, subject to the NEO’s continued service with the Company through the applicable vesting date. The options granted expire on the 10th anniversary of their respective grant dates.

To drive the Company’s aggressive growth and performance strategy, the Compensation Committee deemed it crucial to motivate NEOs to achieve significant outperformance objectives. As a result, in addition to the one-time stock options staking awards, select NEOs received PSUs with performance-based vesting determined by achievement of stretch stock price goals. It was intended that this component would reward NEOs for exceptional performance and, similarly, no pay would be delivered for performance that failed to meet the objectives established by the Compensation Committee. The Compensation Committee believes this approach helps to align the compensation and objectives of the NEOs with the Company and its stockholders.

In 2021, we made the following grants of stock options and PSUs to our NEOs:

Name	Number of Shares Underlying Stock Options	Number of PSUs (at threshold/target)	Number of PSUs (at maximum)
Clinton Carnell	3,100,000	250,000	375,000
Liyuan Woo	744,000	125,000	187,500
Indra Pamamull	372,000	125,000	187,500
Stephan Becker	372,000	125,000	187,500
Daniel Watson	310,000	—	—

These grants were approved by the Compensation Committee and the Board following consideration of the factors set forth above under “Determination of Executive Compensation.”

The PSUs awarded to our NEOs pursuant to the 2021 Plan may be earned over a four-year performance period based on each NEO’s continuation in service through the end of the performance period and the attainment of pre-determined goals related to the Company’s stock price. The actual number of PSUs that will vest on the last day of performance period will be determined based on the greater of (i) the Company’s average stock price during the 90-day period ending on the third anniversary of the vesting commencement date and (ii) the Company’s average stock price during the 90-day period ending on the fourth anniversary of the vesting commencement date, as follows:

Average Stock Price During the Applicable Measurement Period	Vesting Percentage (% of Maximum)
Less than $25.00	0%
$25.00	66.67%
$30.00	80%
$37.50 or greater	100%

If the Company’s average stock price falls between $25.00 and $30.00, or between $30.00 and $37.50, the vesting percentage used to determine the number of earned PSUs will be interpolated on a linear basis.

For a description of certain accelerated vesting provisions applicable to the stock options and PSUs granted to our NEOs during 2021, see “—Potential Payments Upon Termination or Change in Control” below.

Employee and Other Benefits

Our NEOs are eligible to participate in a variety of retirement, health, insurance and welfare and paid time off benefits similar to, and on the same basis as, our other salaried employees.

We maintain a 401(k) retirement savings plan for our employees, including our NEOs, who satisfy certain eligibility requirements. Our NEOs are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code (the “Code”) allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we match contributions made by participants in the 401(k) plan up to a specified percentage of the employee contributions, and these matching contributions are fully vested as of the date on which the contribution is made. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan, and making fully vested matching contributions, adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our NEOs, in accordance with our compensation policies.

In 2022, we started to maintain a Deferred Compensation Plan for certain employees and members of the Board. The Deferred Compensation Plan permits eligible participants to defer receipt of compensation pursuant to the terms of the plan. The Deferred Compensation Plan permits participants to contribute, on a pre-tax basis, up to (i) 5% - 75% of the participant’s base salary, (ii) 5% - 100% of the participant’s bonus/commissions, and (iii) 5% - 66% of the participant’s restricted stock units earned in the upcoming plan year. We may credit a participant’s account with Company contributions in our sole discretion. Plan participants may designate investments for deferrals in a variety of different deemed investment options. To preserve the tax-deferred status of deferred compensation plans, the IRS requires that the available investment alternatives be “deemed investments.” Participants do not have an ownership interest in the funds they select; the funds are only used to measure the gains or losses that are attributed to the participant’s deferral account over time.

We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

We do not provide excessive perquisites to our NEOs, and we do not view perquisites or other personal benefits as a significant component of our executive compensation program. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of the executive’s duties, to make our executive officers more efficient and effective, and for recruitment, motivation, or retention purposes. All future practices with respect to perquisites or other personal benefits will be approved by the Compensation Committee.

We do not generally provide any tax “gross ups” to our named executive officers.

Severance and Change in Control Arrangements
We are party to employment agreements or an employment offer letter with each of our NEOs which provide for severance benefits and payments upon certain terminations without cause or resignations for good reason. Our Compensation Committee believes that these types of arrangements are necessary to attract and retain executive talent and are a customary component of executive compensation. In particular, such arrangements can mitigate a potential disincentive for our NEOs when they are evaluating a potential acquisition of the Company and can encourage retention through the conclusion of the transaction. The payments and benefits provided under our severance and change in control arrangements are designed to be competitive with market practices. A description of these arrangements, as well as information on the estimated payments and benefits that our NEOs would have been eligible to receive as of December 31, 2021, are set forth in “Potential Payments Upon Termination or Change in Control” below.

Other Policies and Considerations

Clawback Policy We believe in maintaining best practices for our executive compensation program. Consistent with that belief, our board of directors has adopted a “clawback” policy with respect to excess incentive-based cash and equity compensation in the event of a material restatement of our publicly disclosed financial statements as a result of material noncompliance with financial reporting requirements under applicable law. The policy provides the Compensation Committee with the discretion to recover cash incentives and equity and equity-based awards from current and former executive officers, as well as from other senior executives or employees who the Compensation Committee determines are subject to the policy.

Stock Ownership Guidelines We believe that stock ownership aligns the interests of our named executive officers and directors with our stockholders and encourages long-term management of the Company for the benefit of its stockholders. Accordingly, for 2022 we developed stock ownership guidelines that apply to our NEOs and to our non-employee directors aligned to the market median.

Named Executive Officer Guidelines
CEO and Executive Chair	Ownership Multiple	6x base salary
	Years to Comply	5 years to meet
Other NEOs	Ownership Multiple	3x base salary
	Years to Comply	5 years to meet

Non-Employee Director Guidelines
Non-Employee Directors	Ownership Multiple	5x cash retainer
	Years to Comply	5 years to meet

Under our stock ownership guidelines, shares counted toward the ownership requirements include vested shares, vested and unvested time-based restricted stock, restricted stock units, deferred stock units, stock held the in the Company’s the Company’s 401(k) plan and stock owned in trust by spouses or children. NEOs and non-employee directors are required to retain 100% of the after-tax shares received from the Company if guidelines are not met within five years.

Derivatives Trading, Hedging, and Pledging Policies. Our Insider Trading Policy provides that no employee, officer, or director may acquire, sell, or trade in any interest or position relating to the future price of Company securities, such as a put option, a call option or a short sale, or engage in hedging transactions. In addition, our Insider Trading Policy provides that no employee, officer, or director to may pledge Company securities as collateral to secure loans. This prohibition means, among other things, that these individuals may not hold Company securities in a “margin” account, which would allow the individual to borrow against their holdings to buy securities.

Section 409A. The Compensation Committee takes into account whether components of the compensation for our executive officers will be adversely impacted by the penalty tax imposed by Section 409A of the Code, and aims to structure these components to be compliant with or exempt from Section 409A to avoid such potential adverse tax consequences.

Section 162(m). Section 162(m) of the Code disallows a tax deduction to public companies for compensation in excess of $1 million paid to “covered employees”, which generally includes all NEOs. While the Compensation Committee may take the deductibility of compensation into account when making compensation decisions, the Compensation Committee will award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by us.

“Golden Parachute” Payments. Sections 280G and 4999 of the Code provide that certain executive officers and other service providers who are highly compensated or hold significant equity interests may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we, or a successor, may forfeit a tax deduction on the amounts subject to this additional tax. While the Compensation Committee may take the potential forfeiture of such tax deduction into account when making compensation decisions, it will award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not deductible by us. We do not provide any tax gross-ups to cover excise taxes under Section 4999 in connection with a change in control.

Accounting for Share-Based Compensation. We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718, (“ASC Topic 718”), for our share-based compensation awards. ASC Topic 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options and PSUs, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our NEOs may never realize any value from their awards.

Compensation Committee Report

The Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management. Based on this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and the Company’s proxy statement for the 2022 annual meeting of stockholders.

The Compensation Committee:

Doug Schillinger
Desiree Gruber
Brian Miller

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

EXECUTIVE COMPENSATION TABLES

2021 Summary Compensation Table

The following table contains information about the compensation earned by each of our NEOs during our most recently completed fiscal year ended December 31, 2021:

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Clinton Carnell,	2021	672,500	—	2,287,500	21,266,037	1,722,068	25,948,105
Former Chief Executive Officer (3)	2020	661,154	300,000	—	487,415	11,200	1,459,769
	2019	580,769	541,054	—	—	11,000	1,132,823
Liyuan Woo,	2021	412,500	498,000	1,143,750	5,103,849	—	7,158,099
Chief Financial Officer	2020	107,692	—	—	617,773	—	725,465
Indra Pamamull, President APAC (4)	2021	158,798	199,633	2,643,750	4,082,665	—	7,084,846
Stephan Becker, President EMEA (5)	2021	87,761	105,313	3,811,875	5,259,211	5,095	9,269,255
Daniel Watson,	2021	369,104	445,436	—	2,126,604	11,400	2,952,544
EVP Sales Americas	2020	362,571	171,600	—	50,296	11,200	595,667
	2019	340,661	357,095	—	—	11,000	708,756
_______________
(1)     The amounts reflect the actual amount earned by each NEO under the Company’s performance-based cash incentive bonus program for 2021. Please see the description of the annual bonus program under “Cash Incentive Compensation” above.
(2)     Amounts reflect the full grant-date fair value of PSUs and stock options granted during fiscal 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the NEO. The value of the PSU awards set forth above is based on the probable outcome of the performance conditions on the grant date. We provide information regarding the assumptions used to calculate the value of all PSUs and stock options granted to our NEOs in Note 13 to the consolidated financial statements included in in our Annual Report on Form 10-K for the year ended December 31, 2021.
(3)    Mr. Carnell served as our Chief Executive Officer during our full fiscal year 2021, and his employment with us terminated on December 31, 2021. Amounts in all other compensation column represent the Company’s contributions under its 401(k) plan of $11,400 and severance payments and benefits that Mr. Carnell became entitled to receive upon his termination of employment with us on December 31, 2021, consisting of: (i) continued payment of his base salary in effect as of his separation date for a period of 18 months (or $1,012,500), (ii) his target bonus for 2021 (or $675,000) and (iii) reimbursement of the employer portion of COBRA premium payments for up to 18 months following termination (with an estimated aggregate value of $23,168). Stock and option awards granted to Mr. Carnell during fiscal year 2021 were forfeited upon his termination.
(4)    Ms. Pamamull commenced employment with us on August 9, 2021. Salary and non-equity incentive plan compensation for Ms. Pamamull was paid in SGD and was converted to USD using the exchange rate at December 31, 2021 of 0.73938.

(5)    Mr. Becker commenced employment with us on October 1, 2021. Salary, non-equity incentive plan compensation and all other compensation for Mr. Becker was paid in EUR and was converted to USD using the exchange rate at December 31, 2021 of 1.1324. All other compensation included Mr. Becker’s monthly car allowance pursuant to his employment agreement.

Grants of Plan-Based Awards in Fiscal 2021
The following table provides supplemental information relating to grants of plan-based awards made during fiscal 2021 to help explain information provided above in our Summary Compensation Table. This table presents information regarding all grants of plan-based awards occurring during fiscal 2021:

Name		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (*)			Estimated Future Payouts Under Equity Incentive Plan Awards (1)		All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (3)
	Grant Date	Threshold($)	Target ($)	Maximum($)	Threshold/Target (#)	Maximum(#)
Clinton Carnell (4)	5/6/2021	—	—	—	250,000	375,000	—	—	2,287,500
	5/6/2021	—	—	—	—	—	3,100,000	12.85	21,266,037
	—	270,000	675,000	1,350,000	—	—	—	—	—
Liyuan Woo	5/6/2021	—	—	—	125,000	187,500	—	—	1,143,750
	5/6/2021	—	—	—	—	—	744,000	12.85	5,103,849
	—	99,600	249,000	498,000	—	—	—	—	—
Indra Pamamull	8/12/2021	—	—	—	125,000	187,500	—	—	2,643,750
	8/12/2021	—	—	—	—	—	372,000	20.63	4,082,665
	—	95,824	239,559	479,118	—	—	—	—	—
Stephan Becker	10/1/2021	—	—	—	125,000	187,500	—	—	3,881,875
	10/1/2021	—	—	—	—	—	372,000	26.50	5,259,211
	—	84,250	210,626	421,252	—	—	—	—	—
Daniel Watson	5/6/2021	—	—	—	—	—	310,000	12.85	2,126,604
	—	89,087	222,718	445,436	—	—	—	—	—
_______________
(*)    Amounts in this column represent cash performance bonus opportunities for the named executive officers in 2021 under our annual bonus program, which is described above under “—Cash Incentive Compensation”
(1)     Represents PSUs granted under the 2021 Plan. The PSUs may be earned over a four-year performance period based on the applicable NEO’s continuation in service through the end of the performance period and the attainment of pre-determined goals related to the Company’s stock price.
(2)     Represents stock options granted pursuant to the 2021 Plan, which vest over four years, with 25% of the shares vesting on each of the first four anniversaries of the applicable grant date, subject to the applicable NEO’s continued employment with the Company through the applicable vesting date.
(3)     Amounts reflect the full grant-date fair value of the PSUs or options, as applicable, granted during fiscal year 2021 in accordance with ASC Topic 718. The value of PSU awards set forth above is based on the probable outcome of the performance conditions on the grant date. We provide information regarding the assumptions used to calculate these values in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
(4)    Stock and option awards granted to Mr. Carnell during fiscal year 2021 were forfeited upon his termination.

NARRATIVE TO SUMMARY COMPENSATION TABLE AND GRANTS OF PLAN-BASED AWARDS TABLE

Summary of Executive Compensation Arrangements

Each of our NEOs is (or, with respect to Mr. Carnell, was during 2021) party to an employment agreement or employment offer letter, as applicable, with us, as more fully described below. For information regarding the severance payments and benefits that our NEOs are eligible to receive, please see “—Potential Payments Upon Termination or
Change in Control” below.

Employment Agreements with Mr. Carnell and Ms. Woo

Effective May 4, 2021, the Company entered into employment agreements with each of Mr. Carnell and Ms. Woo. Pursuant to their respective employment agreements, Mr. Carnell was and Ms. Woo is entitled to (i) an annual base salary of $675,000 and $415,000, respectively, (ii) an annual cash performance bonus targeted at 100% and 60% of base salary, respectively, (iii) eligibility for annual long-term incentive awards beginning in 2022, with the form of such award and the value of such awards determined by the Compensation Committee, and (iv) eligibility to participate in the Company’s employee benefit plans on the same terms as other senior executives of the Company. Mr. Carnell’s employment agreement also provided that the Company would reimburse him for up to $50,000 in legal fees incurred by him in connection with the negotiation of his employment agreement.

Pursuant to their respective employment agreements, Mr. Carnell and Ms. Woo received the following one-time equity awards during 2021: (1) an award of stock options to purchase 3,100,000 shares of Company common stock and 744,000 shares of Company common stock, for Mr. Carnell and Ms. Woo, respectively, and (2) an award of performance-based restricted stock units covering 375,000 shares at maximum of Company common stock and 187,500 shares at maximum of Company common stock for Mr. Carnell and Ms. Woo, respectively. Stock and option awards granted to Mr. Carnell during fiscal year 2021 were forfeited upon his termination. For additional detail regarding the options and PSUs granted to Mr. Carnell and Ms. Woo during 2021, please see “Compensation Discussion and Analysis—Equity-Based Long-Term Incentive Awards.”

In connection with their entrance into the employment agreements, each of Mr. Carnell and Ms. Woo also entered into proprietary information and inventions assignment agreements which contain indefinite confidentiality and non-disclosure restrictions, invention assignment provisions, non-competition and customer non-solicitation covenants effective during employment, and employee non-solicitation covenants effective during the applicable NEO’s employment and for up to one year following termination.

Employment Offer Letter with Ms. Pamamull

Effective August 9, 2021, the Company entered into an employment offer letter with Ms. Pamamull. Pursuant to her offer letter, Ms. Pamamull is entitled to (i) an annual base salary of $399,265, (ii) an annual cash performance bonus targeted at 60% of base salary, and (iii) eligibility for standard employee benefits and pension benefits.

In connection with her commencement of employment with us, Ms. Pamamull received the following one-time equity awards during 2021: (1) an award of stock options to purchase 372,000 shares of Company common stock and (2) an award of performance-based restricted stock units covering 187,500 shares at maximum of Company common stock. For additional detail regarding the option and PSUs granted to Ms. Pamamull during 2021, please see “Compensation Discussion and Analysis—Equity-Based Long-Term Incentive Awards.”

Ms. Pamamull’s offer letter also contains indefinite confidentiality and non-disclosure restrictions, invention assignment provisions, and customer and employee non-solicitation covenants effective during her employment and for up to one year following termination.

Employment Agreement with Mr. Becker

Effective October 1, 2021, the Company entered into an employment agreement with Mr. Becker. Pursuant to his employment agreement, Mr. Becker is entitled to (i) an annual base salary of $351,044, (ii) an annual cash performance bonus targeted at 60% of base salary, (iii) eligibility for annual long-term incentive awards beginning in 2022, with the form of such award and the value of such awards determined by the Compensation Committee, (iv) a car allowance of $1,699 per month, and (v) eligibility for standard employee benefits.

Pursuant to his employment agreement, Mr. Becker received the following one-time equity awards during 2021: (1) an award of stock options to purchase 372,000 shares of Company common stock and (2) an award of performance-based restricted stock units covering 187,500 shares at maximum of Company common stock. For additional detail regarding the option and PSUs granted to Mr. Becker during 2021, please see “Compensation Discussion and Analysis—Equity-Based Long-Term Incentive Awards.”

Mr. Becker’s employment agreement also contains indefinite confidentiality and non-disclosure restrictions, invention assignment provisions, and non-competition covenants effective during employment.

Employment Offer Letter with Mr. Watson

Effective May 4, 2021, the Company entered into an employment offer letter with Mr. Watson. Pursuant to his offer letter, Mr. Watson is entitled to (i) an annual base salary of $371,197, (ii) an annual cash performance bonus targeted at 60% of base salary, (iii) eligibility for annual long-term incentive awards beginning in 2022, with the form of such award and the value of such awards determined by the Compensation Committee, and (iv) eligibility to participate in the Company’s employee benefit plans on the same terms as other similarly-situated employees of the Company.

Pursuant to his offer letter, Mr. Watson received a one-time equity award during 2021 of stock options to purchase 310,000 shares of Company common stock. For additional detail regarding the option granted to Mr. Watson during 2021, please see “Compensation Discussion and Analysis—Equity-Based Long-Term Incentive Awards.”

In connection with his entrance into the offer letter, Mr. Watson also entered into a proprietary information and inventions assignment agreement which contains indefinite confidentiality and non-disclosure restrictions, invention assignment provisions, non-competition and customer non-solicitation covenants effective during employment, and employee non-solicitation covenants effective during his employment and for up to one year following termination.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each NEO as of December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Clinton Carnell (4)	—	3,100,000	—	12.85	5/6/2031	—	—	375,000	7,248,000
Liyuan Woo	—	744,000	—	12.85	5/6/2031	—	—	187,500	3,624,000
Indra Pamamull	—	372,000	—	20.63	8/12/2031	—	—	187,500	3,624,000
Stephan Becker	—	372,000	—	26.50	10/1/2031	—	—	187,500	3,624,000
Daniel Watson	—	310,000	—	12.85	5/6/2031	—	—	—	—
_______________
(1)    Represents stock options granted pursuant to the 2021 Plan that vest over four years, with 25% of the shares vesting on each of the first four anniversaries of the applicable grant date (which was March 6, 2021 for each of Messrs. Carnell and Watson and Ms. Woo, August 12, 2021 for Ms. Pamamull, and October 1, 2021 for Mr. Becker), subject to continued employment with the Company through the applicable vesting date. Such stock options are also subject to accelerated vesting in certain circumstances, as described below under “—Potential Payments Upon Termination or Change in Control—Accelerated Vesting of Equity Awards.”
(2)     Represents PSUs granted under the 2021 Plan that may be earned over a four-year performance period ending December 31, 2024 based on each NEO’s continuation in service through the end of the performance period and the attainment of pre-determined goals related to the Company’s stock price. For additional information, see “Compensation Discussion and Analysis—Equity-Based Long-Term Incentive Awards” above. Such PSUs are also subject to accelerated vesting in certain circumstances, as described below under “—Potential Payments Upon Termination or Change in Control—Accelerated Vesting of Equity Awards.”
(3)     The market value of unvested PSUs is calculated assuming stretch performance and based on the closing price of our common stock ($24.16) as reported on The Nasdaq Capital Market on December 31, 2021.
(4)    Stock and option awards granted to Mr. Carnell during fiscal year 2021 were forfeited upon his termination.

Potential Payments Upon Termination or Change in Control
The following summarizes the potential payments and benefits that would be made to our NEOs upon certain qualifying terminations of their employment with the Company. We are party to an employment agreement with Ms. Woo which provides for certain severance protections, and each of Messrs. Becker and Watson and Ms. Pamamull participate in our Executive Severance Plan. The severance payments and benefits provided by such employment agreement and our Executive Severance Plan are more fully described below.

We were party to an employment agreement with Mr. Carnell during 2021. In connection with Mr. Carnell’s separation from employment with the Company on December 31, 2021, his employment agreement terminated and he became entitled to certain severance payments and benefits, as further described below.

Employment Agreement with Ms. Woo

Under her employment agreement, if Ms. Woo’s employment is terminated before or more than twelve months after a “change in control” by the Company (as defined in the 2021 Plan) without “cause” or by Ms. Woo for “good reason” (each as defined in her employment agreement), she will be entitled to the following: (i) any earned, but unpaid annual bonus for the year prior to the year of termination, (ii) continued payment of her base salary for 18 months following termination, (iii) a prorated target annual bonus for the year of termination, and (iv) reimbursement of the employer portion of COBRA premium payments for up to 18 months following termination (collectively, the “Severance Benefits”).

If, within 12 months following the consummation of a “change in control” of the Company, Ms. Woo’s employment is terminated by the Company without “cause” or by Ms. Woo for “good reason”, she will be entitled to receive the Severance Benefits, along with a cash payment equal to one and one-half (1.5) times her target annual bonus for the year of termination.

If Ms. Woo’s employment is terminated due to her death or “disability” (as defined in her employment agreement) she (or her estate, as applicable) will receive a lump sum cash payment equal to her prorated target annual bonus for the year of termination, and any earned, but unpaid annual bonus for the year prior to the year of termination.

Ms. Woo’s right to receive the foregoing severance payments and benefits is contingent upon her execution and non-revocation of a general release of claims in favor of the Company. Her employment agreement also includes a Section 280G “best pay” provision, which provides that if any amount received by her pursuant to the agreement or otherwise that would be subject to the excise tax imposed by Section 4999 of the Code, she would receive the full amount of the payments and benefits or an amount reduced so that no portion would be subject to the excise tax, whichever would result in the largest payment to her on an after-tax basis.

Executive Severance Plan

Each of Messrs. Becker and Watson and Ms. Pamamull participate in our Executive Severance Plan, which provides that upon a termination of the applicable NEO’s employment without “cause” or for “good reason” (each as defined in the Executive Severance Plan) before or more than twelve months after a “change in control” by the Company (as defined in the 2021 Plan), the NEO will be entitled to: (1) continued payment of his or her base salary for 12 months (or, for Ms. Pamamull, six months) following termination, (2) a prorated target annual bonus for the year of termination, and (3) reimbursement of the employer portion of COBRA premium payments for 12 months (or, for Ms. Pamamull, six months) following termination.

If, within 12 months following the consummation of a “change in control” of the Company, the applicable NEO’s employment is terminated without “cause” or for “good reason”, the NEO will be entitled to receive the same severance benefits outlined above, along with a cash payment equal to 100% (or, for Ms. Pamamull, 50%) of the NEO’s target annual bonus for the year of termination.

The severance payments and benefits under the Executive Severance Plan are subject to the applicable NEO’s execution of a release of claims in favor of us. The Executive Severance Plan also includes a Section 280G “best pay” provision, which provides that if any amount received by the NEO pursuant to the Executive Severance Plan or otherwise that would be subject to the excise tax imposed by Section 4999 of the Code, the NEO would receive the full amount of the payments and benefits or an amount reduced so that no portion would be subject to the excise tax, whichever would result in the largest payment to the NEO on an after-tax basis.

Mr. Carnell’s Severance Benefits

In connection with his separation from employment with us on December 31, 2021, Mr. Carnell became entitled to the following severance payments and benefits: (i) continued payment of his base salary in effect as of his separation date for a period of 18 months (representing an aggregate amount equal to $1,012,500), (ii) his target bonus for 2021 (which was equal to $675,000), and (iii) reimbursement of the employer portion of COBRA premium payments for up to 18 months following termination (valued at $23,168). Such severance payments and benefits were contingent upon Mr. Carnell’s execution and non-revocation of a general release of claims in favor of the Company.

Accelerated Vesting of Equity Awards

Our NEOs are entitled to accelerated vesting of their stock options and PSUs upon certain terminations of employment, as described below.

Stock Options

Upon an NEO’s termination of employment with us due to his or her death or “disability” or, if a “change in control” of the Company is consummated after May 4, 2022 and an NEO’s employment is terminated by us without “cause” or due to such NEO’s resignation for “good reason,” in either case, within 12 months following the consummation of the change in control, his or her options will immediately vest in full. In addition, the stock options held by each of our NEOs other than Mr. Carnell and Ms. Woo provide that if a change in control of the Company occurs prior to May 4, 2022 (or pursuant to a binding agreement entered into prior to May 4, 2022) and the applicable NEO’s employment is terminated by us without “cause” or due to such NEO’s resignation for “good reason,” in either case, within 12 months following the consummation of the change in control, the option will vest pro-rata through the date of such termination (as if such option had originally been subject to monthly, rather than annual, vesting). Any accelerated vesting applicable to the NEOs’ stock options is subject to the applicable NEO’s execution of a release of claims in favor of us.

Performance-Based Restricted Stock Units

In the event that a “change in control” of the Company is consummated during the four-year performance period applicable to our NEOs’ PSUs and the applicable NEO remains in employment with us until at least immediately prior to such change in control, then (i) if the underlying shares are not publicly traded following the consummation of the change in control and there is not an “assumption” of the PSUs, then a number of PSUs will vest upon the change in control based on the per-share consideration paid (or payable) in connection with the change in control (or, if the change in control is consummated after the third anniversary of the applicable vesting commencement date, based on the Company’s average stock price during the 90-day period ending on the third anniversary of the vesting commencement date (if greater)); and (ii) if the underlying shares are not publicly traded following the consummation of the change in control and there is an “assumption” of the PSUs, the PSUs will convert into a number of unvested restricted stock units based on per-share consideration paid (or payable) in connection with the change in control (or, if the change in control is consummated after the third anniversary of the applicable vesting commencement date, based on the Company’s average stock price during the 90-day period ending on the third anniversary of the vesting commencement date (if greater)). The unvested restricted stock units (as so assumed and adjusted) would remain outstanding and eligible to vest on the last day of the performance period, subject to the NEO’s continued service through the applicable vesting date.

In the event the NEO’s service with the Company terminates prior to the last day of the performance period, the PSUs will vest or be forfeited as follow (with any vesting subject to the applicable NEO’s execution of a release of claims in favor of us):

Reason for Termination	If Termination Occurs Before 3rd Anniversary of the Applicable Vesting Commencement Date, then:	If Termination Occurs On or After 3rd Anniversary of, but before 4th Anniversary of, the Applicable Vesting Commencement Date, then:

Death or Disability	A number of PSUs will vest based on the Company’s average stock price over the 90 days ending on and including the termination date
A number of PSUs will vest based on the greater of (i) the Company’s average stock price over the 90 days ending on and including the termination date and (ii) the Company’s average stock price over the 90-day period ending on the 3rd anniversary of the vesting commencement date.

Without cause or for good reason prior to the consummation of a change in control	All PSUs will be forfeited without payment upon such termination.	A number of PSUs will vest based on the Company’s average stock price over the 90-day period ending on the 3rd anniversary of the vesting commencement date.
Without cause or for good reason within 24 months after consummation of a change in control	A number of PSUs will vest based on the Company’s average stock price over the 90 days ending on and including the termination date
A number of PSUs will vest based on the greater of (i) the Company’s average stock price over the 90 days ending on and including the termination date and (ii) the Company’s average stock price over the 90-day period ending on the 3rd anniversary of the vesting commencement date.

Any other reason (including for cause or without good reason)	All PSUs will be forfeited without payment upon such termination	All PSUs will be forfeited without payment upon such termination.

Estimated Potential Payments
The following table summarizes the payments that would have been made to our NEOs (other than Mr. Carnell, whose employment with us ended on December 31, 2021 and show severance and termination benefits are described above under “—Mr. Carnell’s Severance Benefits”) upon the occurrence of certain qualifying terminations of employment or a change in control, in any case, occurring on December 31, 2021. Amounts shown do not include (i) accrued but unpaid base salary through the date of termination or (ii) other benefits earned or accrued by the NEO during his employment that are available to all salaried employees, such as accrued vacation.

Name	Type of Benefit	Termination Without Cause or for Good Reason / Cause (no Change in Control) ($)	Termination Without Cause or for Good Reason / Cause in Connection with a Change in Control ($)	Termination due to Death or Disability
Liyuan Woo	Cash - Base Salary	622,500	622,500	—
	Cash - Target Bonus	249,000	622,500	—
	Equity Acceleration (1)	—	3,113,016	11,527,656
	All Other Payments or Benefits	22,875	22,875	—
	Total (2)	894,375	4,380,891	11,527,656

Indra Pamamull	Cash - Base Salary	199,633	199,633	—
	Cash - Target Bonus	239,559	359,339	—
	Equity Acceleration (1)	—	3,249,804	4,426,176
	All Other Payments or Benefits	6,356	6,356	—
	Total (2)	445,548	3,815,132	4,426,176
Stephan Becker	Cash - Base Salary	351,044	351,044	—
	Cash - Target Bonus	210,626	421,253	—
	Equity Acceleration (1)	—	3,113,016	3,113,016
	All Other Payments or Benefits	5,592	5,592	—
	Total (2)	567,262	3,890,905	3,113,016
Daniel Watson	Cash - Base Salary	371,196	371,196	—
	Cash - Target Bonus	222,718	445,436	—
	Equity Acceleration (1)	—	584,350	3,506,100
	All Other Payments or Benefits	12,102	12,102	—
	Total (2)	606,016	1,413,084	3,506,100
_______________
(1)    With respect to options, the value of equity acceleration was calculated by (i) multiplying the number of accelerated shares of common stock underlying the options by $24.16, the closing trading price of our common stock on December 31, 2021 as reported on The Nasdaq Capital Market and (ii) subtracting the exercise price for the options. With respect to PSUs, the value of equity acceleration was calculated by multiplying the number of accelerated PSUs by $24.16, the closing trading price of our common stock on December 31, 2021.
(2)    Amounts shown are the maximum potential payments and benefits the applicable NEO would have received as of December 31, 2021 (without taking into account any Code Section 280G “best pay” provision that may result in the reduction of such payments and benefits).

2021 Director Compensation

The following table provides compensation information for fiscal year 2021 for each non-employee member of our Board of Directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Brent Saunders (2)	—	2,182,492 (3)	12,759,622	—	12,759,622
Michael D. Capellas	42,918	134,986	—	—	177,904
Dr. Julius Few	33,014	134,986	—	—	168,000
Michelle Kerrick	46,219	134,986	—	—	181,205
Brian Miller	37,966	134,986	—	—	172,952
Desiree Gruber	29,199	123,737	—	—	152,936
Douglas Schillinger	46,219	134,986	—	—	181,205
_______________
(1)    Amounts reflect the full grant-date fair value of time-based RSUs and, for Mr. Saunders only, stock options granted during 2021 computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. We provide information regarding the assumptions used to calculate the value of all restricted stock units and option awards made to our directors in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

(2)    Mr. Saunders serves as our Executive Chairman and is also an employee of the Company. The compensation set forth in the table above for Mr. Saunders was solely in respect of his services as a member of our Board. Stock Awards consist of restricted stock units issued in lieu of Director Fees ($809,992) and performance-based restricted stock units ($1,372,500).
(3)    To compensate Mr. Saunders for his service as our Executive Chairman, Mr. Saunders was eligible to receive annual compensation for 2021 targeted at 60% of Mr. Carnell’s annual compensation, based on market data for an executive chairman. For 2021, Mr. Saunders received restricted stock units covering 30,963 shares of our common stock, which had a grant-date value of $809,992 (representing 60% of Mr. Carnell’s annualized target cash compensation). The restricted stock units vested in full on December 31, 2021, upon Mr. Saunders’ continuation in service through such date. Mr. Saunders also received a stock option to purchase 1,860,000 shares of our common stock at $12.85 per share and an award of PSUs covering 225,000 shares (at maximum) (each representing 60% of the option and PSU award granted to Mr. Carnell during 2021). The vesting provisions of Mr. Saunders’ option and PSU award mirror those of our NEOs and are described more fully in the Compensation Discussion and Analysis above under “—Equity Based Long-Term Incentive Awards.”

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) and unvested stock awards held as of December 31, 2021 by each non-employee director:

Name	Option Awards Outstanding at 2021 Fiscal Year End	Restricted Stock Units	PSUs (at maximum)
Brent Saunders	1,860,000	—	225,000
Michael D. Capellas	—	5,160	—
Dr. Julius Few	—	5,160	—
Michelle Kerrick	—	5,160	—
Brian Miller	—	5,160	—
Desiree Gruber	—	4,730	—
Douglas Schillinger	—	5,160	—

Non-Employee Director Compensation Program

We maintain a compensation program for our non-employee directors under which each non-employee director receives the following amounts for their service on the Board:

•an annual cash retainer of $45,000 for each non-employee director;
•an annual cash retainer of $10,000 for the chair of the audit committee, $7,500 for the chair of the compensation committee and $5,000 for the chair of the nominating and corporate governance committee;
•an annual cash retainer of $10,000 for each member of the audit committee; $7,500 for each member of the compensation committee and $5,000 for each member of the nominating and corporate governance committee;
•an annual cash retainer of $25,000 for the lead director, if applicable; and
•an annual equity award in the form of restricted stock units with a grant date fair value of $135,000 (the “Annual Award”), which vests on the earlier of the one-year anniversary of the grant and the next annual meeting of stockholders to occur following the grant date, subject to the director’s continuous service and further subject to full accelerated vesting upon a change in control of the Company or the applicable director’s termination of service due to death or disability; and
•for directors who are elected or appointed to the Board on a date other than the date of any annual meeting of stockholders, a pro-rated Annual Award in connection with his or her commencement of service on the Board.

Director fees under the program are payable in arrears in four equal quarterly installments.

* * * * *

Compensation Risk Assessment

We believe that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us or create undesired or unintentional risk of a material nature.

We also believe that our incentive compensation arrangements provide incentives that do not encourage risk taking beyond our ability to effectively identify and manage significant risks and are compatible with effective internal controls and our risk management practices.

The Compensation Committee monitors our compensation programs on at least an annual basis and expects to make modifications as necessary to address any changes in our business or risk profile.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of as of December 31, 2021, with respect to the shares of the Company’s common stock that may be issued under the Company’s existing compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	8,140,795		17.01		8,667,882
Equity compensation plans not approved by security holders	—		—		—
Totals	8,140,795	(1)	17.01	(2)	8,667,882	(3)
_______________
(1)     Comprises 6,785,020 shares issuable upon exercise of options outstanding under the 2021 Plan, 380,775 shares issuable upon vesting of outstanding RSUs under the 2021 Plan, and 975,000 shares issuable upon vesting settlement of PSUs outstanding under the 2021 Plan.
(2)     The weighted average exercise price does not take into account the RSUs or PSUs that have no exercise price. In addition, the weighted average exercise price does not take into account rights outstanding under the 2021 ESPP.
(3)     Comprises 6,667,882 shares available for future issuance under the 2021 Plan and 2,000,000 shares available for future issuance under the 2021 ESPP, in each case, as of December 31,2021.

Beneficial Ownership

The following table sets forth information pertaining to “beneficial ownership” (as defined below) of our voting securities as of February 18, 2021, by (i) individuals or entities known by us to own more than five percent of any class of our voting securities, (ii) each director and director nominees, (iii) our named executive officers and (iv) all directors and executive officers as a group. The table below is based upon information supplied by officers, directors and principal stockholders and Schedules 13G filed with the SEC.

The number of shares “beneficially owned” by a given stockholder is determined under SEC Rules, and the designation of ownership set forth below is not necessarily indicative of ownership for any other purpose. In general, the beneficial ownership as set forth below includes shares over which a director, director nominee, principal stockholder, or executive officer has sole or shared voting or investment power and certain shares which such person has a vested right to acquire, under stock options or otherwise, within sixty (60) days of the date hereof.

The beneficial ownership percentages set forth in the table below are based on 150,598,047 shares of common stock outstanding as of February 18, 2022.

Except as otherwise set forth in the table below, the address of each of the persons listed below is c/o The Beauty Health Company, 2165 Spring Street, Long Beach, California 90806.

Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares	Percent of Total Outstanding Common Stock
5% Stockholders:
The Vanguard Group (1)	9,599,134	6.4%
100 Vanguard Blvd., Malvern, PA 19355
FMR LLC (2)	22,446,042	14.9%
245 Summer Street, Boston, MA 02210
LCP Edge Holdco LLC (3)	36,568,002	24.3%
150 N Riverside Plaza, Suite 5100, Chicago, IL 60606
Named Executive Officers and Directors:
Liyuan Woo	347,335	*
Indra Pamamull	—	*
Stephan Becker	—	*
Daniel Watson	217,361	*
Brent Saunders (4)	13,193,969	10.5%
Michael Capellas (5)	369,495	*
Dr. Julius Few (6)	130,570	*
Desiree Gruber (7)	77,956	*
Michelle Kerrick	—	*
Brian Miller (8)	36,568,002	24.3%
Douglas Schillinger (9)	2,600,391	1.7%
Clinton Carnell	2,470,174	1.6%
Andrew Stanleick	—	*
All executive officers and directors as a group (13 persons)	55,975,253	37.2%
_______________
*    Less than one percent.
(1)    Based solely on information contained in Schedule 13G filed with the Securities and Exchange Commission on February 9, 2021. The Vanguard Group and Christine M. Buchanan reported The Vanguard Group and Christine M. Buchanan has shared voting power of 159,863 shares, sole dispositive power of 9,371,536 shares, and shared dispositive power of 227,598 shares.
(2)     Based solely on information contained in Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2021. FMR LLC and Abigail P. Johnson reported that FMR LLC and Abigail P. Johnson has sole power to direct the voting of 5,464,847 shares and sole power to direct the disposition of 22,446,042 shares.
(3)     Based solely on information contained in Schedule 13G/A filed with the Securities and Exchange Commission on July 19, 2021, by LCP Edge Holdco LLC, Linden Capital III LLC, Linden Manager III LP, Linden Capital Partners III LP, Linden Capital Partners III-A LP, Brian Miller and Anthony Davis (collectively the Reporting Persons), each of the Reporting Persons may be deemed to directly or indirectly beneficially own the shares of Class A Common Stock held by LCP Edge Holdco LLC. The aggregate number of shares of Class A Common Stock beneficially owned collectively by the Reporting Persons is 36,508,096 shares over which they have shared voting and dispositive power over. Based solely on information contained in Form 4 filed with the Securities and Exchange Commission on August 27, 2021 the Reporting Persons acquired 59,906 shares, transacted on August 25, 2021, adjusting the number of shares of Class A Common Stock beneficially owned collectively by the Reporting Persons to 36,568,002. The reported acquisition reflects working capital adjustment shares issued pursuant to the Business Combination.
(4)     Consists of (i) 5,557,685 shares held by Mr. Saunders, (ii) 1,681,771 shares held by Triplet Enterprises III, LLC ("Triplet"), (iii) 1,121,180 shares held by Saunders Family Trust ("Trust"), (iv) 3,166,666 convertible warrants held by Mr. Saunders, (v) 1,000,000 convertible warrants held by Triplet, and (vi) 666,667 convertible warrants held by Trust. As the managing member of Triplet, Mr. Saunders may be deemed to indirectly beneficially own shares held by Triplet, but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Mr. Saunders has voting and dispositive control over the securities held by Trust and thus Mr. Saunders may be deemed to indirectly beneficially own shares held by Trust, but disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The business address of this stockholder is 1142 N Venetian Dr., Miami Beach, FL 33139.
(5)     Consists of 136,162 shares and 233,333 convertible warrants.
(6)     Consists of 63,903 shares and 66,667 convertible warrants.
(7)     Consists of 24,623 shares and 53,333 convertible warrants.
(8)     Includes shares of Class A Common Stock beneficially held by LCP Edge Holdco LLC. Brian Miller, as Co-Founder and Managing Partner of LCP Edge Holdco LLC, may be deemed to directly or indirectly beneficially own the shares as he shares voting and dispositive power over the 36,568,002 shares. The business address of this stockholder is 150 North Riverside Plaza, Suite 5100, Chicago, IL 60606.
(9)     Consists of 2,600,391 shares held by DW Healthcare Partners IV (B) LP. Doug Schillinger, as the Managing Director of DW Healthcare Partners IV (B) LP, disclaims beneficial ownership of the shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly. The business address of this stockholder is 1413 Center Dr., Suite 220, Park City UT 84098.

Changes in Control

We are not aware of any arrangements that may result in a change in control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since January 1, 2021 to which we have been a party in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Employment Agreements with Named Executive Officers

The information set forth in Part III, Item 11 under the heading, “Summary of Executive Compensation Arrangements”, including under the subheadings, “Employment Agreements with Mr. Carnell and Ms. Woo”, “Employment Offer Letter with Ms. Pamamull”, “Employment Agreement with Mr. Becker”, and “Employment Offer Letter with Mr. Watson” is incorporated herein by reference.

Indemnity Agreements

In connection with the consummation of the Business Combination, on May 4, 2021, the Company entered into indemnity agreements with each of its directors and executive officers and certain other officers of the Company. Each indemnity agreement provides for indemnification and advancement by the Company of certain expenses and costs relating to claims, suits or proceedings arising from service to the Company or, at its request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Registration Rights Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor and the HydraFacial Stockholders.

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding share of Class A Common Stock or any other equity security (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by a the Sponsor or the HydraFacial Stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the Class B Common Stock and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as Earn-out Shares to the HydraFacial Stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

The Registration Rights Agreement provides that the Company will, within 60 days after the consummation of the transactions contemplated by the Merger Agreement, file with the SEC a shelf registration statement registering the resale of the shares of Common Stock held by the Restricted Stockholders and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. The HydraFacial Stockholders are entitled to make up to an aggregate of two demands for registration, excluding short form demands, that the Company register shares of Common Stock held by these parties. In addition, the Restricted Stockholders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement. The Company and the Restricted

Stockholders agree in the Registration Rights Agreement to provide customary indemnification in connection with any offerings of Common Stock effected pursuant to the terms of the Registration Rights Agreement.

Lock-Up Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, the Sponsor and the HydraFacial Stockholders entered into a Lock-Up Agreement, pursuant to which the HydraFacial Stockholders agreed, subject to certain exceptions, not to sell, transfer to another or otherwise dispose of, in whole or in part, the Common Stock held by the HydraFacial Stockholders during the period commencing from the closing of the Business Combination and through the earlier of (i) the 180-day anniversary of the date of the closing of the Business Combination and (ii) the date after the closing of the Business Combination on which the Company consummates certain transactions involving a change of control of the Company.

Investor Rights Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company and LCP entered into that certain Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, LCP will have the right to designate a number of directors for appointment or election to the Company’s board of directors as follows: (i) one director for so long as LCP holds at least 10% of the outstanding Class A Common Stock, (ii) two directors for so long as LCP holds at least 15% of the outstanding Class A Common Stock, and (iii) three directors for so long as LCP holds at least 40% of the outstanding Class A Common Stock. Pursuant to the Investor Rights Agreement, for so long as LCP holds at least 10% of the outstanding Class A Common Stock, LCP will be entitled to have at least one of its designees represented on the compensation committee and nominating committee and corporate governance committee of the Company’s board of directors.

Amended and Restated Management Services Agreement

HydraFacial entered into a Management Services Agreement, dated December 1, 2016 with Linden Capital Partners III LP (“Linden Capital Partners III”) and DW Management Services, L.L.C. (“DW Management Services”) pursuant to which the parties receive quarterly monitoring fees of the greater of (a) $125,000 and (b) 1.25% of Last Twelve Months EBITDA multiplied by the quotient of (x) the aggregate capital invested by the DWHP Investors into LCP and/or its subsidiaries as of such date, divided by (y) the sum of (i) the aggregate capital invested by the DWHP Investors into LCP and/or its subsidiaries, plus (ii) the aggregate capital invested by the Linden Capital Partners III into LCP and/or its subsidiaries as of the date of payment. In addition, the management services agreement provides for other fees in relation to services that may be provided in connection with equity and/or debt financing, acquisition of any other business, company, product line or enterprise, or divestiture of any division, business, and product or material assets. The fees vary between 1% and 2% of the related transaction amount. Linden Capital Partners III also received a transaction fee upon the consummation of the Business Combination. In connection with the consummation of the Business Combination, HydraFacial and Linden Capital Partners III amended the Management Services Agreement such that Linden Capital Partners III will continue to provide advisory services to HydraFacial related to mergers and acquisitions for one year following the Business Combination. As consideration for such services, HydraFacial will pay a fee, equal to 1% of enterprise value, to Linden Capital Partners III upon the consummation of any such transaction. Fees paid to these investors totaled $1.8 million, $1.8 million and $3.2 million during the year ended December 31, 2020, 2019 and 2018, respectively. A Management Services Agreement with DW Management Services was terminated at the consummation of the Business Combination.

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, its subsidiary, Edge Systems LLC, and the Linden Manager entered into the Linden Management Services Agreement pursuant to which the Linden Manager may continue to provide advisory services at the request of the Company related to mergers and acquisitions for one year following the Business Combination. As consideration for such services, the Company will pay a fee, equal to 1% of enterprise value of the target acquired, to the Linden Manager upon the consummation of any such transaction. The Company has also agreed to reimburse the Linden Manager for certain expenses in connection with such advisory services. However, pursuant to the Linden Management Services Agreement, the Company’s obligation to pay the 1% Fee expires twelve months after the consummation of the Business Combination.

Transactions with the Company’s Former Chief Executive Officer

HydraFacial entered into a promissory note (the “Carnell Promissory Note”) with Mr. Carnell in December 2016 to finance his initial $550,000 co-investment in HydraFacial. Interest on the Carnell Promissory Note accrued at an annual rate of 8% and was scheduled to mature in December 2022. In December 2019, HydraFacial agreed to subordinate its rights under the Carnell Promissory Note, which as of December 31, 2020 had accrued to $760,159.89, and allow Mr. Carnell to pledge certain options granted to him by HydraFacial to a third party lender for an additional $1,500,000 loan Mr. Carnell obtained from such third party lender. This loan was amended in June 2020 to allow Mr. Carnell to cancel his options pledged as collateral for the loan and instead pledge certain management incentive units issued or to be issued to him by HydraFacial. Both loans were repaid at the consummation of the Business Combination.

Policies and Procedures for Related Party Transactions

The audit committee charter of the Company provides for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the Company has already committed to, the business purpose of the transaction and the benefits of the transaction to the Company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Related Party Transactions

In addition to the compensation arrangements with directors and named executive officers described elsewhere in this annual report on Form 10-K, since January 1, 2021, there has not been a transaction or series of related transactions in which we were or are a party in which any director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Director Independence

Our board of directors determined that each of our directors, other than Mr. Saunders, qualify as independent directors, as defined under the listing rules of Nasdaq (the “Nasdaq listing rules”) and that our board of directors consists of a majority of “independent directors,” as defined under the rules of the SEC and the Nasdaq listing rules relating to director independence requirements.

Item 14. Principal Accountant Fees and Services.

The Audit Committee of the Board has selected Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm for the fiscal year ended December 31, 2021. Deloitte has audited our consolidated financial statements for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Audit fees (1)	$1,452,495	$668,300
Audit related fees (2)	262,500	—
Tax fees	1,236,038	39,145
Total fees (3)	$2,951,033	$707,445
_______________
(1)    Fees for audit services included fees associated with the annual audits for the years ended December 31, 2021 and 2020 and the quarterly reviews of the financial statements included in our quarterly reports on Form 10-Q in 2021.
(2)    Audited related fees were for services related to consent letters issued in connection with the filing of our registration statements, comfort letter issued in connection with our offering of convertible senior notes, and other merger and acquisition related services.
(3)    Excludes fees for services rendered by Marcum LLP as the principal accountant for Vesper prior to the Business Combination.

Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services rendered by Deloitte, our independent registered public accounting firm. The Audit Committee pre-approves specified services in defined categories of audit services, audit- related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Deloitte or on an individual case-by-case basis before Deloitte is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Deloitte is compatible with maintaining the principal accountant’s independence.

PART IV

Item 15. Financial Statements and Supplementary Data

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 of this report.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes those financial statements.

(a)(3) EXHIBITS

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Amended and Restated Registration Rights Agreement dated as of May 4, 2021, by and among the Company, BLS Investor Group LLC and the stockholders of LCP Edge Intermediate, Inc.	8-K	001-39565	10.2	May 10, 2021
10.2	Investor Rights Agreement dated as of May 4, 2021, by and between the Company and LCP Edge Holdco, LLC	8-K	001-39565	10.3	May 10, 2021
10.3#	The Beauty Health Company 2021 Incentive Award Plan	8-K	001-39565	10.1	April 30, 2021
10.4#	The Beauty Health Company 2021 Employee Stock Purchase Plan	8-K	001-39565	10.2	April 30, 2021

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5#	Employment Agreement, dated as of May 4, 2021, between Clinton E. Carnell, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.6	May 10, 2021
10.6#	Employment Agreement, dated as of May 4, 2021, between Liyuan Woo, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.7	May 10, 2021
10.7#	Employment Agreement, dated as of August 4, 2021, between Indra Pamamull and The Beauty Health Company					X
10.8#	Offer Letter, dated as of August 4, 2021, between Edge Systems LLC d/b/a The HydraFacial Company, The Beauty Health Company and Indra Pamamull					X
10.9#	Employment Agreement, dated as of October 1, 2021, between Stephan Becker and The Beauty Health Company					X
10.10#	Offer Letter dated as of April 29, 2021, between Daniel Watson, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.8	May 10, 2021
10.11#	Form of Stock Option Award Agreement (CEO and CFO)	8-K	001-39565	10.9	May 10, 2021
10.12#	Form of Stock Option Award Agreement Form (Non-CEO and CFO)	8-K	001-39565	10.10	May 10, 2021
10.13#	Form of Performance-Based Restricted Stock Unit Agreement	8-K	001-39565	10.11	May 10, 2021
10.14#	The Beauty Health Company Executive Severance Plan	8-K	001-39565	10.12	May 10, 2021
10.15#	Form of Indemnity Agreement.	8-K	001-39565	10.13	May 10, 2021
10.16#	Amended and Restated Management Services Agreement dated as of May 4, 2021, by and among Linden Manager III LP, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.14	May 10, 2021
10.17#	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.18	Credit Agreement, dated as of December 30, 2021, among Edge Systems LLC, as borrower, the other loan parties thereto, the other lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39565	10.1	January 4, 2022
21.1	Subsidiaries of registrant					X
23.1	Consent of Deloitte & Touche LLP					X
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
_______________
*    These certifications are being furnished solely to accompany this annual report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
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

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date:	March 1, 2022	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brenton L. Saunders	Executive Chairman	March 1, 2022
Brenton L. Saunders

/s/ Andrew Stanleick	President, Chief Executive Officer and Director	March 1, 2022
Andrew Stanleick	(Principal Executive Officer)

/s/ Liyuan Woo	Chief Financial Officer	March 1, 2022
Liyuan Woo	(Principal Financial and Accounting Officer)

/s/ Michael D. Capellas	Director	March 1, 2022
Michael D. Capellas

/s/ Julius Few	Director	March 1, 2022
Julius Few

/s/ Desiree Gruber	Director	March 1, 2022
Desiree Gruber

/s/ Michelle Kerrick	Director	March 1, 2022
Michelle Kerrick

/s/ Brian Miller	Director	March 1, 2022
Brian Miller

/s/ Doug Schillinger	Director	March 1, 2022
Doug Schillinger