Form 10-Q
period 2022-03-31
Beauty Health Co
filed 2022-05-10
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 5, 2022, there were 150,631,965 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$859,237	$901,886
Accounts receivable, net of allowances for doubtful accounts of $2,536 and $2,681 at March 31, 2022 and December 31, 2021, respectively	60,769	46,824
Prepaid expenses and other current assets	13,554	12,322
Income tax receivable	1,801	4,599
Inventories	47,033	35,261
Total current assets	982,394	1,000,892
Property and equipment, net	17,859	16,183
Right-of-use assets, net	14,251	14,992
Intangible assets, net	52,544	56,010
Goodwill	123,774	123,694
Deferred income tax assets, net	330	330
Other assets	8,026	6,705
TOTAL ASSETS	$1,199,178	$1,218,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,962	$29,049
Accrued payroll-related expenses	21,383	28,662
Other accrued expenses	12,419	14,722
Lease liabilities, current	3,969	3,712
Income tax payable	4,197	292
Total current liabilities	68,930	76,437
Other long-term liabilities	11	—
Lease liabilities, non-current	12,032	12,781
Deferred income tax liabilities, net	3,761	3,561
Warrant liabilities	41,765	93,816
Convertible senior notes, net	730,971	729,914
TOTAL LIABILITIES	857,470	916,509
Commitments (Note 13)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 150,603,231 and 150,598,047 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	16	16
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	729,299	722,250
Accumulated other comprehensive loss	(1,402)	(1,257)
Accumulated deficit	(386,205)	(418,712)
Total stockholders’ equity	341,708	302,297
LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,199,178	$1,218,806

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$75,415	$47,542
Cost of sales	23,478	15,802
Gross profit	51,937	31,740
Operating expenses:
Selling and marketing	36,407	17,095
Research and development	2,230	1,452
General and administrative	26,261	10,811
Total operating expenses	64,898	29,358
(Loss) income from operations	(12,961)	2,382
Other (income) expense:
Interest expense, net	3,400	5,699
Other expense, net	937	7
Change in fair value of warrant liabilities	(52,052)	—
Foreign currency transaction (gain) loss, net	(368)	256
Total other (income) expense	(48,083)	5,962
Income (loss) before provision for income taxes	35,122	(3,580)
Income tax expense (benefit)	2,615	(306)
Net income (loss)	$32,507	$(3,274)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(145)	(5)
Comprehensive income (loss)	$32,362	$(3,279)
Net income (loss) per share
Basic	$0.22	$(0.09)
Diluted	$(0.13)	$(0.09)
Weighted average common shares outstanding
Basic	150,598,105	35,501,743
Diluted	152,711,698	35,501,743

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2020	54,358	$—	931	$—	—	$—	$13,956	$(554)	$242	$(43,604)	$(29,960)
Retroactive application of recapitalization	(54,358)	—	(931)	—	35,501,743	4	(4)	—	—	—	—
Adjusted balance, beginning of period	—	—	—	—	35,501,743	4	13,952	(554)	242	(43,604)	(29,960)
Stock-based compensation	—	—	—	—	—	—	34	—	—	—	34
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,274)	(3,274)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5)	—	(5)
BALANCE, March 31, 2021	—	$—	—	$—	35,501,743	$4	$13,986	$(554)	$237	$(46,878)	$(33,205)

BALANCE, December 31, 2021	—	$—	—	$—	150,598,047	$16	$722,250	$—	$(1,257)	$(418,712)	$302,297
Issuance of common stock for vesting of restricted stock units	—	—	—	—	5,184	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7,049	—	—	—	7,049
Net income (loss)	—	—	—	—	—	—	—	—	—	32,507	32,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(145)	—	(145)
BALANCE, March 31, 2022	—	$—	—	$—	150,603,231	$16	$729,299	$—	$(1,402)	$(386,205)	$341,708

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$32,507	$(3,274)
Adjustments to reconcile net income (loss) to net cash from operating
Depreciation of property and equipment	1,416	690
Amortization of capitalized software	404	—
Provision for doubtful accounts	229	19
Amortization of right-of-use assets	1,055	—
Amortization of intangible assets	3,174	2,921
Amortization of other assets	135	33
Amortization of deferred financing costs	—	394
Stock-based compensation	7,049	34
Loss on sale and disposal of assets	829	—
In-kind interest	—	2,182
Deferred income tax benefit	—	(842)
Change in fair value adjustment of warrant liabilities	(52,052)	—
Amortization of debt issuance costs	1,057	—
Changes in operating assets and liabilities:
Accounts receivable	(14,152)	(8,457)
Prepaid expense and other current assets	(2,052)	(975)
Income taxes receivable	3,342	217
Inventory	(11,875)	1,411
Other assets	(1,587)	(1,182)
Accounts payable	(2,664)	3,067
Accrued payroll and other expenses	(8,252)	5,018
Other long-term liabilities	11	(81)
Lease liabilities	(954)	—
Income taxes payable	3,909	86
Net cash (used in) provided by operating activities	(38,471)	1,261
Cash flows used in investing activities:
Capital expenditures for intangible assets	(276)	(170)
Capital expenditures for property and equipment	(3,149)	(818)
Net cash used in investing activities	(3,425)	(988)
Cash flows from financing activities:
Payment of contingent consideration from acquisition of business	(783)	—
Proceeds from revolving facility	—	5,000
Repayment of term loan	—	(443)
Payments for transaction costs	—	(180)
Net cash (used in) provided by financing activities	(783)	4,377
Net (decrease) increase in cash and cash equivalents	(42,679)	4,650
Effect of foreign currency translation on cash	30	(21)
Cash and cash equivalents, beginning of period	901,886	9,486
Cash and cash equivalents, end of period	$859,237	$14,115

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$5,130	$3,123
Cash received for income taxes	3,645	—
Capital expenditures included in accounts payable	647	863
Deferred unpaid offering costs	—	2,203

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Note 2 – Summary of Significant Accounting Policies

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of Significant Accounting Policies”, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on March 1, 2022.

New Accounting Pronouncements Not Yet Adopted

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2021-08, Business Combinations (Topic 805), which primarily relates to the accounting for contract assets and contract liabilities from contracts with customers in a business combination. The standard will be effective for annual reporting periods beginning after December 31, 2022, including interim reporting periods within those periods, with early adoption permitted. We are currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.

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

Business Acquisitions

On June 4, 2021, the Company acquired High Tech Laser, Australia Pty Ltd (“HTL”), a distributor of the Company’s products in Australia. On July 1, 2021, the Company acquired Wigmore Medical France (“Wigmore”), Ecomedic GmbH (“Ecomedic”) and Sistemas Dermatologicos Internacionales (“Sidermica”), distributors of the Company’s products in France,

Germany and Mexico, respectively. Through these acquisitions, the Company plans to directly sell to the respective markets and improve services for its products. Cash paid for the four distributors totaled $23.7 million.

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

The estimated fair values and preliminary purchase price allocation were based on information available at the time of acquisition and the Company continues to evaluate the underlying inputs and assumptions. Accordingly, these preliminary estimates are subject to retrospective adjustments during the measurement period, not to exceed one year, based upon new information obtained about facts and circumstances that existed as of the date of acquisition. The Company is currently in the process of finalizing the preliminary fair value allocations, and expects this to be completed during the second quarter of 2022.

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

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net Sales
Delivery Systems	$41,647	$25,672
Consumables	33,768	21,870
Total net sales	$75,415	$47,542

See Note 17 for revenue disaggregated by geographical region.

Note 5 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$14,723	$12,024
Finished goods	32,310	23,237
Total inventories	$47,033	$35,261

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2022	December 31, 2021
Accrued compensation	$7,482	$15,262
Accrued payroll taxes	1,805	922
Accrued benefits	4,573	3,022
Accrued sales commissions	7,523	9,456
Total accrued payroll-related expenses	$21,383	$28,662

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2022	December 31, 2021
Sales and VAT tax payables	$4,356	$5,817
Accrued interest	—	2,786
Contingent consideration	—	783
Note payable due seller	2,124	2,153
Royalty liabilities	840	1,074
Other	5,099	2,109
Total other accrued expenses	$12,419	$14,722

Note 6 — Leases

The Company does not own any real estate. The majority of the Company’s lease liability consists of the Company’s international office spaces and warehouses, all of which are classified as operating leases. The Company’s finance leases relate to leased equipment such as office and warehouse equipment. The finance lease balances are not material but are included in property and equipment, other accrued liabilities, and other long-term liabilities of the Condensed Consolidated Balance Sheets. There were no material changes to the Company’s lease portfolio subsequent to December 31, 2021.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. As of the Business Combination date, the Private Placement Warrants were valued using the Public Warrant Price, and was considered to be a Level 2 financial instrument as of that date. As of March 31, 2022, the value of the Private Placement Warrants was determined using a Monte Carlo simulation, and as such, were classified as a Level 3 financial instrument. There were no Public Warrants outstanding as of March 31, 2022. There were no valuation level transfers during the three months ended March 31, 2022.

	Fair Value Measurements on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$810,310	$—	$—	$810,310
Liabilities
Warrant liability — Private Placement Warrants	—	—	41,765	41,765

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of March 31, 2022, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Warrant Liabilities

The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Company’s Condensed Consolidated Balance Sheets. The Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s Condensed Consolidated Statements of Comprehensive Loss. At March 31, 2022, the outstanding Private Placement Warrants were valued using a Monte Carlo simulation because these Warrants are subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 3 financial instruments as of March 31, 2022. There were no Public Warrants outstanding as of March 31, 2022.

On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding following 5:00 p.m. New York City time on November 3, 2021, for a redemption price of $0.10 per Public Warrant. All 16.2 million outstanding Public Warrants were either exercised for cash or on a cashless basis or were redeemed. These outstanding Public Warrants that were exercised comprised 15.3 million Public Warrants issued in connection with the Vesper initial public offering and an additional 0.9 million warrants that became Public Warrants due to the sale of Private Placement Warrants. Approximately 16.1 million Public Warrants were exercised for cash at an exercise price of $11.50 per share of Class A Common Stock, 74,104 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 26,732 shares of Class A Common Stock, and 75,016 warrants were redeemed for $0.10 per warrant, in each case in accordance with the terms of the Warrant Agreement. In 2021, total cash proceeds generated from exercises of the Public Warrants were $185.4 million. In addition, 0.3 million Private Placement Warrants were exercised in 2021 for total cash proceeds of $3.0 million. As of March 31, 2022, the Company had approximately 7 million Private Placement Warrants outstanding.

Note 8 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	March 31, 2022	December 31, 2021
Furniture and fixtures	2-7	$4,327	$4,074
Computers and equipment	3-5	4,839	4,010
Machinery and equipment	2-5	4,108	3,669
Autos and trucks	5	1,157	1,163
Tooling	5	1,708	1,389
Leasehold improvements	Shorter of remaining lease term or estimated useful life	8,096	5,086
Total property and equipment		24,235	19,391
Less: accumulated depreciation and amortization		(9,803)	(8,561)
Construction in progress		3,427	5,353
Property and equipment, net		$17,859	$16,183

Depreciation expense was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales	$414	$305
General and administrative	479	385
Selling and marketing	523	—
Total depreciation expense	$1,416	$690

Note 9 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of March 31, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,072	$(3,611)	$6,461	15
Non-compete agreement	805	(356)	449	3
Customer relationships	18,629	(5,095)	13,534	5-10
Developed technology	70,900	(47,267)	23,633	8
Patents	2,146	(320)	1,826	3-19
Capitalized software	10,016	(3,375)	6,641	3-5
Total intangible assets	$112,568	$(60,024)	$52,544

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2021 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,048	$(3,442)	$6,606	15
Non-compete agreement	809	(139)	670	3
Customer relationships	18,625	(4,391)	14,234	5-10
Developed technology	70,900	(45,051)	25,849	8
Patents	2,050	(295)	1,755	3-19
Capitalized software	9,867	(2,971)	6,896	3-5
Total intangible assets	$112,299	$(56,289)	$56,010

Amortization expense was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales	$2,241	$2,231
General and administrative	298	502
Selling and marketing	635	188
Total amortization expense	$3,174	$2,921

The changes in the carrying value of goodwill are as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Beginning balance	$123,694	$98,531
Measurement period adjustments - Ecomedic	174	—
Foreign currency translation impact	(94)	4
Ending balance	$123,774	$98,535

The goodwill arising from the Ecomedic acquisition was increased by $0.2 million due to adjustments of acquisition date tax liability estimates during the three months ended March 31, 2022.

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

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of March 31, 2022 the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

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

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of March 31, 2022 the Company’s unused commitment rate was 0.25%. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

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

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s Condensed Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three months ended March 31, 2022, the Company recognized $2.3 million in interest expense related to the amortization of the debt issuance costs related to the Notes. There was no such expense related to the Notes in the three months ended March 31, 2021.

The following is a summary of the Company’s Notes as of March 31, 2022:

				Fair Value
(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Amount	Level
1.25% Convertible Notes due 2026	$750,000	$19,029	$730,971	$680,400	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s Consolidated Balance Sheets. As of March 31, 2022, the estimated fair value of the Notes was approximately $680 million. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 31, 2022.

As of March 31, 2022, the remaining life of the Notes is approximately 4.5 years.

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

Business Combination

In connection with the Closing of the Business Combination, all of HydraFacial’s existing debt under its credit facilities were repaid and its credit facilities were extinguished. The related write-off of the deferred financing costs totaled $2.3 million and prepayment penalties totaled $2.0 million in 2021. Both are included in the Other expense (income), net on the Company’s Consolidated Statements of Comprehensive Loss.

Deferred financing costs expense prior to the Closing of the Business Combination for the three months ended March 31, 2021 amounted to $0.4 million and is included in Interest expense, net on the Company’s Consolidated Statements of Comprehensive Loss.

Note 11 – Income Taxes

The income tax expense/(benefit) for the three months ended March 31, 2022 and March 31, 2021 is $2.6 million and $(0.3) million, respectively.

The effective tax rate for the three months ended March 31, 2022 is 7.45% which is lower than the federal statutory rate of 21.0% primarily due to forecasted loses adjusted by various non-deductible expenses primarily from the revaluation of the warrants, limitation on officer’s compensation, and meals and entertainment.

The effective tax rate for the three months ended March 31, 2021 is 8.55% which is lower than the federal statutory rate of 21.0% primarily due to the increase in valuation and non-deductible expense related to stock-based compensation and meals and entertainment.

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

Additionally, the Company applies ASC 740, the accounting standard governing uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.1 million and $0.1 million for the three months ended March 31, 2022 and March 31, 2021, respectively.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan”). The American Rescue Plan includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Note 12 – Equity-Based Compensation

Compensation expense attributable to net stock-based compensation was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of sales	226	2
Selling and marketing	2,814	6
Research and development	110	—
General and administrative	3,899	26
Stock-based compensation expense	$7,049	$34

Restricted Stock Units (“RSUs”) and Performance-based restricted stock units (“PSUs”)

The following table summarizes the Company’s unvested equity award activity for the three months ended March 31, 2022:

			Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding - January 1, 2022	380,775	975,000	$25.88	$11.39
Granted	2,122,819	719,613	13.89	12.31
Vested	(8,895)	—	13.49	—
Forfeited	(36,238)	—	18.38	—
Outstanding - March 31, 2022	2,458,461	1,694,613	15.69	11.79

Note 13 – Commitments and Contingencies

From time to time the Company may be involved in claims, legal actions and governmental proceedings that arise from its business operations. As of March 31, 2022, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, that it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 14 – Concentrations

As of March 31, 2022, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

As of December 31, 2021, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

No single customer accounted for 10% or more of consolidated Net sales during the three months ended March 31, 2022 and March 31, 2021.

Note 15 – Related-Party Transactions
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

Lock-Up Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, the Sponsor and the HydraFacial Stockholders entered into a Lock-Up Agreement, pursuant to which the HydraFacial Stockholders agreed, subject to certain exceptions, not to sell, transfer to another or otherwise dispose of, in whole or in part, the common stock held by the HydraFacial Stockholders during the period commencing from the closing of the Business Combination and through the earlier of (i) the 180-day anniversary of the date of the closing of the Business Combination and (ii) the date after the closing of the Business Combination on which the Company consummates certain transactions involving a change of control of the Company. Pursuant to the terms of the Lock-Up Agreement, the restrictions set forth therein expired on October 31, 2021.

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

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, its subsidiary, Edge Systems LLC, and Linden Capital III LLC, the general partner of Linden Manager III LP (the “Linden Manager”) entered into an Amended and Restated Management Services Agreement (the “Linden Management Services Agreement”) pursuant to which the Linden Manager may continue to provide advisory services at the request of the Company related to mergers and acquisitions for one year following the Business Combination. As consideration for such services, the Company will pay a fee, equal to 1% of enterprise value of the target acquired, to the Linden Manager upon the consummation of any such transaction (the “1% Fee”). The Company has also agreed to reimburse Linden Manager for certain expenses in connection with such advisory services. However, pursuant to the Linden Management Services Agreement, the Company’s obligation to pay the 1% Pursuant to the terms of the agreement, the fee expired twelve months after the consummation of the Business Combination on May 4, 2022.

HydraFacial recorded $0 and approximately $0.1 million of charges related to management services fees for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Loss. There were no amounts due to these related parties at March 31, 2022 and 2021. In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Loss.

Former Long-term Debt Due to Related Parties

On April 10, 2020, the Company’s existing Credit Agreement with a bank that is also a related party was amended to include a “PIK” interest component of 2% that accrues on the outstanding balances of the Term Loan and Revolver. Additionally, the Company is required to pay an early prepayment fee of 2.00% of the amount prepaid or repaid on the Term Loan prior to April 10, 2021, and 1.00% if prepaid between April 11, 2021 and April 10, 2022. In connection with the consummation of the Business Combination, all outstanding debt was paid. As of March 31, 2022, there was no amount due to related parties in connection with the Term Loan and Revolver.

On April 10, 2020, HydraFacial also entered into a second credit facility with a related party to provide for borrowings of $30.0 million (the “Term A Loan”). In connection with the consummation of the Business Combination, all outstanding debt was paid. As of March 31, 2022, there was no amount due to a related parties in connection with the Term A Loan and related PIK Interest.

Related Party Leases

Signal Hill Office

HydraFacial leases its office in Signal Hill, California, from an entity owned by former minority stockholders of HydraFacial who are no longer active employees. Lease expense under this lease was $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

Miami Beach Office

The Company maintains an office in Miami Beach, Florida, whereby the Company, on a monthly basis, reimburses an entity owned by the Company’s Executive Chairman that makes such office available to the Company for its employees and affiliates. Expense for this property was not material for the three months ended March 31, 2022. No such expenses existed for the three months ended March 31, 2021.

Note 16 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 150,603,231 and 150,598,047, respectively, of Class A Common Stock issued and outstanding. The Class A Common Stock is entitled to one vote per share and all shares are outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Note 17 - Segment Reporting

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

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Americas	$44,606	$31,280
Asia-Pacific	12,901	8,791
Europe, the Middle East and Africa	17,908	7,471
Total net sales	$75,415	$47,542

As of March 31, 2022 and December 31, 2021 substantially all of the Company’s property, plant and equipment was held in the United States.

Note 18 – Net Income (Loss) Attributable to Common Shareholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Net income (loss) available to common shareholders - basic	$32,507	$(3,274)
Plus: Income on Private placement warrants	(52,052)	—
Net income (loss) available to common shareholders - diluted	$(19,545)	$(3,274)

Weighted average common shares outstanding - basic	150,598,105	35,501,743
Effect of dilutive shares:
Private placement warrants	2,113,593	—
Weighted average common shares outstanding - diluted	152,711,698	35,501,743

Basic net income (loss) per share:	$0.22	$(0.09)
Diluted net income (loss) per share	$(0.13)	$(0.09)

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	March 31, 2022	March 31, 2021
Convertible Notes	23,614,425	—
RSUs	2,458,461	—
PSUs	1,694,613	—
Stock Options	6,582,520	1,509

Note 19 – Subsequent Events

Other than as disclosed elsewhere, no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the accompanying notes.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (SEC) on March 1, 2021.
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

Syndeo Launch

On March 7, 2022 the Company announced that its new delivery system, HydraFacial Syndeo (“Syndeo”), would be available for purchase starting immediately in the United States, with a rolling release in other markets to follow. The Syndeo system is a digitally connected device co-created with our HydraFacialist community to meaningfully enhance the consumer and provider experience. Built with cloud-based software, the upgraded delivery system blends the HydraFacial core treatment with digital capabilities to supply the Company and providers with key learnings and insights. The data retrieval enables the Company to better analyze consumer behavior and aid providers in understanding their clients’ needs. With this data, providers can see consumer history and preferences, allowing them to offer targeted products and experiences personalized to a consumer’s needs. The new system also provides the capability to enhance consumer engagement through branding and gamification.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic has had, and may continue to have, adverse impacts on our business. Most markets have recently shown encouraging signs of emergence from the pandemic; however, sporadic containment measures and travel restrictions continue to impact volume trends in certain markets. However, the recent loosening of social distancing protocols and the gradual removal or reduction of travel restrictions in certain key markets have contributed to increased demand and sales growth, in most of the countries we operate in.

As previously reported, we have implemented several key measures in response to the COVID-19 pandemic which continue to be in place. We have also amplified our measures to address the potentially longer-lasting impacts of the COVID-19 pandemic, the intermittent lockdowns and possible economic uncertainty resulting from COVID-19 that continue in many markets. We anticipate the recovery to be non-linear until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties, and the availability and widespread distribution of a safe and effective vaccine varies across regions. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear.

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

Geographic Expansion

HydraFacial’s recent growth has been driven in part by our international strategy. 41% of HydraFacial’s total revenue during the first quarter of fiscal year 2022 came from outside the United States and Canada. Our diverse distribution channels create a significant opportunity within our existing retail and wholesale channels, as well as new locations abroad. We plan to expand our global footprint, building out our team and infrastructure for further penetration across Asia, Europe and Latin America.

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

	Three Months Ended March 31,
(dollars in millions)	2022	2021
Delivery Systems net sales	$41.6	$25.7
Consumables net sales	33.8	21.9
Total net sales	$75.4	$47.5
Gross profit	$51.9	$31.7
Gross margin	68.9%	66.8%
Net income (loss)	$32.5	$(3.3)
Adjusted net income (loss)	$(8.5)	$(0.1)
Adjusted EBITDA	$2.2	$7.0
Adjusted EBITDA margin	2.9%	14.8%
Adjusted gross profit	$54.8	$34.3
Adjusted gross margin	72.7%	72.2%

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

Comparison of Three Months Ended March 31, 2022 to Three Months Ended March 31, 2021

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended March 31, 2022 and March 31, 2021 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended March 31,
(in millions)	2022	% of Net Sales	2021	% of Net Sales
Net sales	$75.4	100.0%	$47.5	100.0%
Cost of sales	23.5	31.1%	15.8	33.2
Gross profit	51.9	68.9%	31.7	66.8
Operating expenses
Selling and marketing	36.4	48.3	17.1	36.0
Research and development	2.2	3.0	1.5	3.1
General and administrative	26.3	34.8	10.8	22.7
Total operating expenses	64.9	86.1	29.4	61.8
Income (loss) from operations	(13.0)	(17.2)	2.4	5.0
Other (income) expense, net	(48.1)	(63.8)	6.0	12.5
Income (loss) before provision for income tax	35.1	46.6	(3.6)	(7.5)
Income tax expense (benefit)	2.6	3.5	(0.3)	(0.6)
Net income (loss)	$32.5	43.1%	$(3.3)	(6.9)%
Net Sales

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
Net sales
Delivery Systems	$41.6	$25.7	$15.9	62.2%
Consumables	33.8	21.9	11.9	54.4%
Total net sales	$75.4	$47.5	$27.9	58.6%
Percentage of net sales
Delivery Systems	55.2%	54.0%
Consumables	44.8%	46.0%
Total	100.0%	100.0%

Total net sales for the three months ended March 31, 2022 increased $27.9 million, or 58.6%, compared to the three months ended March 31, 2021. Delivery System sales for the three months ended March 31, 2022 increased $15.9 million, or 62.2%, compared to the three months ended March 31, 2021 primarily due to strong trends in the Americas, Europe and Asia as markets remained open as well as the launch of Syndeo Delivery Systems.
In the Americas region, net sales increased to $44.6 million in Q1 2022 compared to $31.3 million in Q1 2021 due to sales growth in the U.S. and Mexico. The strength in the U.S. was driven by the launch of Syndeo and a continued increase in sales productivity fueled by strong conversion from the Company's marketing-driven leads. Sales growth was primarily due to US and Mexico.
In the APAC region, net sales increased to $12.9 million in Q1 2022 compared to $8.8 million in Q1 2021, driven by continued strength in Australia despite the partial offset by closures in China due to COVID-19.
In the EMEA region, net sales increased to $17.9 million in Q1 2022 compared to $7.5 million in Q1 2021, due to strength in the United Kingdom, Germany and France.
There were 1,849 Delivery Systems units sold for the three months ended March 31, 2022, including 258 trade-ups. Similarly, Consumables sales for the three months ended March 31, 2022 increased $11.9 million, or 54.4%, compared to the three months ended March 31, 2021. The increase in Consumables sales was primarily attributable to increased placements of delivery systems and the adjoining consumption of consumables during the three months ended March 31, 2022.
Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
Cost of sales	$23.5	$15.8	$7.7	48.6%
Gross profit	$51.9	$31.7	$20.2	63.6%
Gross margin	68.9%	66.8%
Cost of sales increased $7.7 million driven by and in conjunction with increased sales volume in delivery systems and consumables. Gross margin increased from 66.8% during the three months ended March 31, 2021 to 68.9% during the three months ended March 31, 2022 primarily due to fixed cost leverage from higher sales volumes coupled with cost saving initiatives and margin accretion from distributor acquisitions, partially offset by higher supply chain and logistics costs. The Company expects continued headwinds from global supply chain challenges and inflationary pressures to weigh on gross margin through 2022, specifically higher shipping costs, offset by margin accretion related to the acquired distributor inventory and pricing initiatives.
Operating Expenses

Sales and Marketing

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
Selling and marketing	$36.4	$17.1	$19.3	113.0%
As a percentage of net sales	48.3%	36.0%
Selling and marketing expense for the three months ended March 31, 2022 increased $19.3 million, or 113.0%, compared to the three months ended March 31, 2021. The overall increase as a percentage of net sales was driven by higher sales commissions of $1.1 million. Personnel-related expenses increased by $5.9 million, which included a $3.4 million increase from our international operations, primarily attributable to increased headcount as we scale, and stock-based compensation expense by $2.8 million. In addition, expenses related to travel and the Global Sales Meeting increased by $3.4 million due primarily to the launch of Syndeo. Personnel-related training expenses increased by $1.0 million and marketing spend increased by $2.4 million as we moved forward with marketing programs after COVID-19 restrictions were lifted and markets reopened.

Research and Development

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
Research and development	$2.2	$1.5	$0.7	53.6%
As a percentage of net sales	3.0%	3.1%
Research and development expense for the three months ended March 31, 2022 increased $0.7 million, or 53.6%, compared to the three months ended March 31, 2021. The increase was primarily attributable to personnel and professional services related expenses as we accelerate investment into product development and our digital platform.
General and Administrative

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
General and administrative	$26.3	$10.8	$15.5	142.9%
As a percentage of net sales	34.8%	22.7%
General and administrative expense for the three months ended March 31, 2022 increased $15.5 million, or 142.9%, compared to the three months ended March 31, 2021. Stock-based compensation expense increased by $3.9 million and personnel-related expenses increased by $2.9 million primarily due to increased headcount as we scale. We incurred additional public company costs, which included an increase in directors’ and officers’ liability insurance, Sarbanes-Oxley Act compliance and additional audit and tax and other professional service fees for a total of $2.0 million for the three months ended March 31, 2022. Legal expenses increased by $1.5 million, which includes expenses related to litigating and enforcing patent and trademark infringement claims against third parties, and personnel recruiting and one-time transaction costs increased by $2.4 million.
Other (Income) Expense, Net and Income Tax Provision

	Three Months Ended March 31,		Change
(in millions)	2022	2021	Amount	%
Other (income) expense, net	$(48.1)	$6.0	$(54.1)	(906.5)%
Income tax expense (benefit)	$2.6	$(0.3)	$2.9	(954.6)%
Other (income) expense, net, was $(48.1) million for the three months ended March 31, 2022 compared to $6.0 million for the three months ended March 31, 2021. The change of $(54.1) million was primarily driven by the change in the fair value of the Warrant liability of $(52.1) million.

Liquidity and Capital Resources

Our primary sources of capital have been funded by (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Placement Warrants. As of March 31, 2022, we had cash and cash equivalents of approximately $859.2 million. A revolving credit facility of $50 million is also available as a source of capital.

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

We expect capital expenditures of up to $20.0 million for the year ending December 31, 2022. Based on our sources of capital (including the cash consideration received from the consummation of the Business Combination and the cash received from the issuance of the Notes), management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next twelve months. However, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, the continuing market acceptance of the Company’s products and services, expansion, and overall economic conditions.

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

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of March 31, 2022, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

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

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of March 31, 2022 the Company’s unused commitment rate was 0.25%.. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

Convertible Senior Notes

On September 14, 2021, we issued $750 million aggregate principal amount of Notes in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock. We used $90.2 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions. The net proceeds from the issuance of the Notes were approximately $638.7 million, net of capped call transaction costs of $90.2 million and debt issuance costs totaling $21.3 million. See Note 10 - Debt, to the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

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

Contractual Obligations and Other Commercial Commitments

As of March 31, 2021, our material contractual obligations is approximately $42.2 million in interest related to the Notes, the Notes of $750 million, and $16.0 million in lease obligations.

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

•Shift in spend from makeup to skin care: There appears to be an increasing movement towards treating underlying skin to make it healthy and reveal it (i.e.: “clean beauty”), as opposed to using products such as make-up to cover it. Clean beauty places an emphasis on unveiling fresh, naked skin as the star, as opposed to covering it up. The HydraFacial experience not only physically cleanses skin with vortex suction, exfoliation and extraction, and removal of debris, but it also actively infuses the skin with innovative, clean ingredients to nourish and hydrate the newly cleaned skin canvas.

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

In addition, we expect continued headwinds from global supply chain challenges and inflationary pressures to weigh on gross margin into 2022, specifically higher shipping costs, offset by margin accretion related to the acquired distributor inventory and pricing initiatives.

Furthermore, it remains unclear how governmental authorities, including the Food and Drug Administration (“FDA”), will regulate the products that we sell, and in the case of the FDA, whether and when it will propose or implement new or additional regulations. Unforeseen regulatory obstacles or compliance costs may hinder our business in both the short and long-term as well.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Three Months Ended March 31,
(in millions)	2022	2021
Cash and cash equivalents at beginning of period	$901.9	$9.5
Operating activities:
Net income (loss)	32.5	(3.3)
Non-cash adjustments	(36.7)	5.4
Changes in working capital	(34.3)	(0.9)
Net cash flows (used in) provided by operating activities	(38.5)	1.3
Net cash flows (used in) provided by investing activities	(3.4)	(1.0)
Net cash flows (used in) provided by financing activities	(0.8)	4.4
Net change in cash and cash equivalents	(42.7)	4.7
Effect of foreign currency translation	—	—
Cash and cash equivalents at end of period	$859.2	$14.1

Operating Activities

Net cash used in operating activities of $38.5 million for the three months ended March 31, 2022 was primarily due to investment in inventory in relation to the launch of Syndeo Delivery Systems, combined with a corresponding shift in the average collection period of receivables related to increased payment plan participation on delivery systems globally, as well as continued investments globally in people and systems to fuel future growth. The net income of $32.5 million was driven by non-cash adjustments of $36.7 million, with the largest adjustment being the fair value adjustment to warrant liabilities. The decrease in working capital of $34.3 million was primarily due to the increase in accounts receivable of $14.2 million, the increase in inventory of $11.9 million and the increase in accrued payroll and other expenses of $8.3 million.

Net cash from operating activities of $1.3 million for the three months ended March 31, 2021 was primarily due to in-kind interest in the amount of $2.2 million. The net loss of $3.3 million was impacted by non-cash adjustments of $5.4 million primarily related to depreciation and amortization, partially offset by a decrease in net change in working capital of $0.9 million. The total increase in net operating assets and liabilities was primarily due to a $3.1 million increase in accounts payable and a $5.0 million increase in accrued payroll and other expenses offset by a $8.5 million decrease in accounts receivable.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2022 of $3.4 million was primarily related to $3.1 million in capital expenditures for property and equipment and $0.3 million in capitalized software.

Cash used in investing activities for the three months ended March 31, 2021 of $1.0 million was related to capital expenditures.

Financing Activities

There was $0.8 million used in financing activities for the three months ended March 31, 2022. The Company did not withdraw from the line of credit and there were no transactions related to the warrants during the three months ended March 31, 2022.

Net cash from financing activities of $4.4 million for the three months ended March 31, 2021 was primarily related to proceeds from borrowings of $5.0 million, net of debt repayments and issuance costs of $0.4 million.

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

There has been no change to our critical accounting policies as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The following table reconciles our net income (loss) to adjusted net income (loss) and adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net income (loss)	$32,507	$(3,274)
Adjusted to exclude the following:
Change in fair value of warrant liability	(52,052)	—
Amortization expense	3,713	2,954
Stock-based compensation expense	7,049	34
Other expense (income)	937	7
Management fees (1)	—	127
Transaction related costs (2)	1,045	746
Other non-recurring and one-time fees (3)	1,955	87
Aggregate adjustment for income taxes	(3,626)	(763)
Adjusted net income (loss)	$(8,472)	$(82)
Depreciation expense	1,416	690
Interest expense	3,400	5,699
Foreign currency (gain) loss, net	(368)	256
Remaining benefit for income taxes	6,241	457
Adjusted EBITDA	$2,217	$7,020
Adjusted EBITDA margin	2.9%	14.8%
___________________
(1)    Represents quarterly management fees paid to the majority shareholder of HydraFacial based on a pre-determined formula. Following the Business Combination, these fees are no longer paid.
(2)    For the three months ended March 31, 2022, such amounts primarily represent direct costs incurred in relation to potential acquisitions. For the three months ended March 31, 2021 such amounts primarily represents direct costs incurred with the Business Combination and to prepare HydraFacial to be marketed for sale by HydraFacial’s shareholders in previous periods.
(3)    For the three months ended March 31, 2022 such costs primarily represent one-time personnel costs related to executive recruiting, executive severance and a CEO sign-on bonus. For the three months ended March 31, 2021 such costs primarily represent personnel costs associated with restructuring of HydraFacial’s salesforce and costs associated with former warehouse and assembly facility during the transition period offset by a legal settlement received in favor of HydraFacial.

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

The following table reconciles gross profit to adjusted gross profit for the periods indicated. Amounts and percentages may not foot due to rounding:

	Three Months Ended March 31,
(in millions)	2022	2021
Net sales	$75.4	$47.5
Cost of sales	23.5	15.8
Gross profit	$51.9	$31.7
Gross margin	68.9%	66.8%
Adjusted to exclude the following:
Stock-based compensation expense included in cost of sales	$0.2	$—
Depreciation and amortization expense included in cost of sales	2.7	2.6
Adjusted gross profit	$54.8	$34.3
Adjusted gross margin	72.7%	72.2%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of approximately $859.2 million as of March 31, 2022. We do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

While we are not currently contractually obligated to pay increased costs due to changes in exchange rates, to the extent that exchange rates move unfavorably for our suppliers, they may seek to pass these additional costs on to us, which could have a material impact on our gross margins. Our operating results and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates. However, we believe that the exposure to foreign currency fluctuation from operating expenses is relatively small at this time as the related costs do not constitute a significant portion of our total expenses. As of March 31, 2022, the effect of a hypothetical 10% change in foreign currency exchange rates would not have had a material impact to our consolidated results of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses that existed as of December 31, 2020 and continued to exist as of March 31, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. This was accordingly disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, Form 10-K/A for the year ended December 31, 2020 and in our Definitive Proxy Statement filed on April 7, 2021.

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

In response to the material weaknesses, management completed the following remediation actions:

•We established a formal risk assessment process to identify and evaluate risks relevant to financial reporting objectives
•We implemented segregation of duties around the approval of journal entries and accounting processes
•We implemented a training program addressing internal control over financial reporting, including educating control owners regarding the requirements of each control

We determined that the material weakness around lack of sufficient accounting resources continued to exist as of December 31, 2021. This material weakness may not allow for us to have proper segregation of duties and the ability to close our books and report our results on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report”), which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A Common Stock. Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business.

Additionally, the recent military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union and other countries against Russia and certain banks, companies, and individuals in Russia. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. In March 2022, the Company stopped selling and shipping products into its distributor in Russia.

It is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict, as well as any further retaliatory actions taken by Russia and the United States and other nations, may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report on Form 10-Q and our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
The information included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Compensatory Arrangements of Certain Officers.

Retention Bonus Award
On May 7, 2022, Daniel Watson, our Executive Vice President of Sales for the United States and Canada, signed a retention agreement that states, “In recognition of your continued service with the Company through and until December 31, 2022 (the “Retention Period”), we are offering you a retention bonus in the amount of $371,196.54 less all applicable withholdings and deductions required by law (the “Retention Bonus”). This Retention Bonus will be payable within thirty (30) days from the end of the Retention Period.” Such retention agreement will be filed as an exhibit to the quarterly report on Form 10-Q for the quarter ending June 30, 2022.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.2#	Employment Agreement, dates as of January 20, 2022, between Andrew Stanleick, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.1	January 20, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	May 10, 2022	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2022	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)