Form 10-Q
period 2022-06-30
Beauty Health Co
filed 2022-08-09
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 5, 2022, there were 150,877,489 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$820,970	$901,886
Accounts receivable, net of allowances for doubtful accounts of $2,482 and $2,681 at June 30, 2022 and December 31, 2021, respectively	79,918	46,824
Prepaid expenses and other current assets	20,336	12,322
Income tax receivable	1,008	4,599
Inventories	73,526	35,261
Total current assets	995,758	1,000,892
Property and equipment, net	18,041	16,183
Right-of-use assets, net	15,791	14,992
Intangible assets, net	51,202	56,010
Goodwill	124,033	123,694
Deferred income tax assets, net	312	330
Other assets	9,823	6,705
TOTAL ASSETS	$1,214,960	$1,218,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,830	$29,049
Accrued payroll-related expenses	27,786	28,662
Other accrued expenses	15,385	14,722
Lease liabilities, current	4,547	3,712
Income tax payable	2,510	292
Total current liabilities	87,058	76,437
Lease liabilities, non-current	13,116	12,781
Deferred income tax liabilities, net	3,844	3,561
Warrant liabilities	26,579	93,816
Convertible senior notes, net	732,028	729,914
TOTAL LIABILITIES	862,625	916,509
Commitments (Note 13)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 150,855,025 and 150,598,047 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	16	16
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	735,682	722,250
Accumulated other comprehensive income (loss)	(5,089)	(1,257)
Accumulated deficit	(378,274)	(418,712)
Total stockholders’ equity	352,335	302,297
LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,214,960	$1,218,806

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$103,536	$66,508	$178,951	$114,050
Cost of sales	31,882	19,257	55,360	35,059
Gross profit	71,654	47,251	123,591	78,991
Operating expenses:
Selling and marketing	44,881	26,214	81,288	43,309
Research and development	2,601	2,988	4,831	4,440
General and administrative	27,585	44,402	53,846	55,213
Total operating expenses	75,067	73,604	139,965	102,962
Loss from operations	(3,413)	(26,353)	(16,374)	(23,971)
Other (income) expense:
Interest expense, net	3,217	2,060	6,617	7,759
Other (income) expense, net	(1,658)	4,307	(721)	4,314
Change in fair value of warrant liabilities	(15,185)	72,027	(67,237)	72,027
Change in fair value of earn-out shares liability	—	36,525	—	36,525
Foreign currency transaction loss (gain), net	2,206	(24)	1,838	232
Total other (income) expense	(11,420)	114,895	(59,503)	120,857
Income (loss) before provision for income taxes	8,007	(141,248)	43,129	(144,828)
Income tax expense (benefit)	76	(1,870)	2,691	(2,176)
Net income (loss)	$7,931	$(139,378)	$40,438	$(142,652)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,687)	(276)	(3,832)	(281)
Comprehensive income (loss)	$4,244	$(139,654)	$36,606	$(142,933)
Net income (loss) per share
Basic	$0.05	$(1.52)	$0.27	$(2.24)
Diluted	$(0.05)	$(1.52)	$(0.18)	$(2.24)
Weighted average common shares outstanding
Basic	150,731,491	91,798,837	150,665,166	63,805,807
Diluted	151,719,451	91,798,837	152,274,394	63,805,807

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2020	54,358	$—	931	$—	—	$—	$13,956	$(554)	$242	$(43,604)	$(29,960)
Retroactive application of recapitalization	(54,358)	—	(931)	—	35,501,743	4	(4)	—	—	—	—
Adjusted balance, beginning of period	—	—	—	—	35,501,743	4	13,952	(554)	242	(43,604)	(29,960)
Stock-based compensation	—	—	—	—	—	—	34	—	—	—	34
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,274)	(3,274)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5)	—	(5)
BALANCE, March 31, 2021	—	$—	—	$—	35,501,743	$4	$13,986	$(554)	$237	$(46,878)	$(33,205)
Reverse recapitalization transaction, net	—	—	—	—	89,827,310	9	183,301	554	—	—	183,864
Issuance of Class A Common Stock in connection with business acquisition	—	—	—	—	110,726	—	1,557	—	—	—	1,557
Stock-based compensation	—	—	—	—	—	—	3,508	—	—	—	3,508
Net income (loss)	—	—	—	—	—	—	—	—	—	(139,378)	(139,378)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(276)	—	(276)
BALANCE, June 30, 2021	—	$—	—	$—	125,439,779	$13	$202,352	$—	$(39)	$(186,256)	$16,070

BALANCE, December 31, 2021	—	$—	—	$—	150,598,047	$16	$722,250	$—	$(1,257)	$(418,712)	$302,297
Issuance of common stock for vesting of restricted stock units	—	—	—	—	5,184	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	7,049	—	—	—	7,049
Net income (loss)	—	—	—	—	—	—	—	—	—	32,507	32,507
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(145)	—	(145)
BALANCE, March 31, 2022	—	$—	—	$—	150,603,231	$16	$729,299	$—	$(1,402)	$(386,205)	$341,708
Issuance of Class A Common Stock in connection with asset acquisition	—	—	—	—	28,733	—	500	—	—	—	500
Issuance of common stock pursuant to equity compensation plan	—	—	—	—	252,536	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	6,378	—	—	—	6,378
Shares withheld for tax withholdings on vested stock awards	—	—	—	—	(29,475)	—	(495)	—	—	—	(495)
Net income (loss)	—	—	—	—	—	—	—	—	—	7,931	7,931
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(3,687)	—	(3,687)
BALANCE, June 30, 2022	—	$—	—	$—	150,855,025	$16	$735,682	$—	$(5,089)	$(378,274)	$352,335
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$40,438	$(142,652)
Adjustments to reconcile net income (loss) to net cash from operating
Depreciation of property and equipment	3,268	1,418
Amortization of capitalized software	903	626
Provision for doubtful accounts	435	646
Non-cash lease expense	2,282	—
Amortization of intangible assets	6,468	5,229
Amortization of other assets	280	66
Amortization of deferred financing costs	—	2,806
Stock-based compensation	13,427	3,542
Loss on sale and disposal of assets	988	—
In-kind interest	—	4,130
Deferred income tax benefit	—	(3,471)
Change in fair value of earn-out shares liability	—	36,525
Change in fair value adjustment of warrant liabilities	(67,237)	72,027
Debt prepayment expense	—	2,014
Amortization of debt issuance costs	2,114	—
Changes in operating assets and liabilities:
Accounts receivable	(34,410)	(21,089)
Prepaid expense and other current assets	(9,374)	(1,562)
Income taxes receivable	4,165	333
Inventory	(39,234)	(229)
Other assets	(2,634)	730
Accounts payable	7,675	(2,369)
Accrued payroll and other expenses	385	9,047
Other long-term liabilities	—	(87)
Lease liabilities	(1,972)	—
Income taxes payable	2,227	382
Net cash used in operating activities	(69,806)	(31,938)
Cash flows used in investing activities:
Cash paid for business acquisitions, net of cash acquired	—	(4,920)
Cash paid for asset acquisition	(1,475)	—
Repayment of notes receivables from shareholders	—	781
Capital expenditures for intangible assets	(1,252)	(273)
Capital expenditures for property and equipment	(5,577)	(4,707)
Net cash used in investing activities	(8,304)	(9,119)
Cash flows from financing activities:
Payment of contingent consideration related to acquisitions	(2,763)	—
Proceeds from revolving facility	—	5,000
Repayment of revolving facility	—	(5,000)
Proceeds from Business Combination, net of transaction costs (See Note 3)	—	358,536
Repayment of term loan	—	(225,487)
Net cash (used in) provided by financing activities	(2,763)	133,049
Net (decrease) increase in cash and cash equivalents	(80,873)	91,992
Effect of foreign currency translation on cash	(43)	(11)
Cash and cash equivalents, beginning of period	901,886	9,486
Cash and cash equivalents, end of period	$820,970	$101,467

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$5,130	$10,249
Common stock issued for asset acquisition	500	—
Common stock issued for business acquisitions	—	1,557
Cash (received) paid for income taxes	(2,967)	96
Capital expenditures included in accounts payable	404	1,440
Change in deferred tax liability due to reverse recapitalization	—	90

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

Note 3 – Business Combinations and Asset Acquisitions

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

Distributor Acquisitions

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
The Company finalized the valuation of assets acquired and liabilities assumed for the distributor acquisitions as of June 30, 2022. The following table summarizes the consideration and fair values assigned to the assets acquired and liabilities assumed at the dates of acquisition for the Wigmore, Ecomedic and Sidermica acquisitions and summarizes the HTL acquisition after measurement period adjustments.

(in thousands)	HTL	Wigmore (2)	Ecomedic (3)	Sidermica (4)
Consideration paid:
Cash, net of cash acquired	$4,920	$2,540	$11,338	$6,861
Class A Common Stock issued (1)	1,557	456	6,513	815
Trade receivables due from seller	1,027	2,336	1,679	1,581
Notes payable to seller	—	—	2,153	—
	$7,504	$5,332	$21,683	$9,257
Identifiable assets acquired and liabilities assumed
Accounts receivable	$1,110	$2,079	$15	$1,657
Non-compete agreement	100	60	588	100
Customer relationships	2,696	2,276	5,487	2,700
Inventory and other assets	354	341	1,262	454
Accounts payable	(45)	(456)	(772)	—
Deferred tax liabilities, net	(675)	(842)	(2,008)	—
Accrued and other liabilities	(802)	(317)	(340)	—
Total identifiable net assets	2,738	3,141	4,232	4,911
Goodwill	$4,766	$2,191	$17,451	$4,346
___________
(1)    Class A Common Stock issued as consideration for the acquisitions was 110,726, 28,157, 401,021 and 50,195 shares for HTL, Wigmore, Ecomedic and Sidermica, respectively.
(2)    During the fourth quarter of 2021, adjustments were made to the Wigmore valuation pertaining to contingent consideration and intangible assets. Goodwill was adjusted due to an increase of $0.3 million in contingent consideration and a decrease of $1.0 million in intangible assets. Contingent consideration payments for the Wigmore acquisition were paid during the three months ended March 31, 2022.
(3)    During the first quarter of 2022, adjustments were made to the Ecomedic valuation pertaining to acquisition date tax liability. Goodwill was adjusted due to an increase of $0.2 million to acquisition date tax liability.
(4)    During the second quarter of 2022, adjustments were made to the Sidermica valuation pertaining to contingent consideration. Goodwill was adjusted due to an increase in contingent consideration of $1.98 million. Contingent consideration payments for the Sidermica acquisition were paid during the three months ended June 30, 2022.

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

The operating results of the distributor acquisitions from the dates of acquisitions through June 30, 2022 are included in the Condensed Consolidated Statements of Comprehensive Income (Loss). The operating results are not material to the consolidated financial statements, and, therefore, the Company has not presented pro forma results of operations for the distributor acquisitions.

Acquisition of The Personalized Beauty Company, Inc. (“Mxt”)

On April 12, 2022, the Company, through its indirect, wholly-owned subsidiary, Edge Systems Intermediate, LLC, acquired The Personalized Beauty Company, Inc., a Delaware corporation d.b.a. Mxt. Consideration paid in the aggregate was $1.5 million plus equity consideration of $0.5 million or 28,733 shares of the Company’s Class A Common Stock. Depending on the achievement of certain revenue milestones, the former Mxt shareholders are entitled to receive up to $30 million of earnout payments. The estimated fair value of the earnout was not material as of the acquisition date.

The Company accounted for this transaction as an asset acquisition based on an evaluation of the U.S. GAAP guidance for business combinations and concluded that the Company acquired developed technology of $1.9 million and inventory of $0.1 million. The Company concluded that the developed technology acquired from Mxt comprised substantially all of the fair value of the gross assets acquired and that the assets acquired did not meet the definition of a business under the guidance for business combinations. The developed technology intangible asset is being amortized on a straight-line basis over 3 years and recorded in cost of sales.

Note 4 – Revenue Recognition

The Company has determined that each of its products is distinct and represents a separate performance obligation. The customer can benefit from each product on its own or together with other resources that are readily available to the customer. The products are separately identifiable from other promises in the contract. Control over the Company’s products generally transfers to the customer upon shipment of the products from the Company’s warehouse facility. Therefore, revenue associated with product purchases is recognized at a point in time upon shipment to the intended customer. Typical payment terms provide for the customer to pay within 30 to 120 days, however, we provide an option for qualified customers to pay for delivery systems over 12 monthly installments.

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

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net Sales
Delivery Systems	$64,783	$34,944	$106,430	$60,616
Consumables	38,753	31,564	72,521	53,434
Total net sales	$103,536	$66,508	$178,951	$114,050

See Note 17 for revenue disaggregated by geographical region.

Note 5 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$19,008	$12,024
Finished goods	54,518	23,237
Total inventories	$73,526	$35,261

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2022	December 31, 2021
Accrued compensation	$10,935	$15,262
Accrued payroll taxes	2,448	922
Accrued benefits	3,976	3,022
Accrued sales commissions	10,427	9,456
Total accrued payroll-related expenses	$27,786	$28,662

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2022	December 31, 2021
Sales and VAT tax payables	$5,840	$5,817
Accrued interest	2,344	2,786
Contingent consideration	—	783
Note payable due seller	2,125	2,153
Royalty liabilities	1,024	1,074
Other	4,052	2,109
Total other accrued expenses	$15,385	$14,722

Note 6 — Leases

The Company does not own any real estate. The majority of the Company’s lease liability consists of the Company’s international office spaces and warehouses, all of which are classified as operating leases. The Company’s finance leases relate to leased equipment such as office and warehouse equipment. The finance lease balances are not material but are included in property and equipment, other accrued expenses, and other long-term liabilities of the Condensed Consolidated Balance Sheets. During the three months ended June 30, 2022 the Company entered into leases for a new experience center in Paris for a right-of-use asset and lease liability of $1.1 million and an office in Frankfurt for a right-of-use asset and lease liability of $1.6 million.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. As of the Business Combination date, the Private Placement Warrants were valued using the Public Warrant Price, and was considered to be a Level 2 financial instrument as of that date. As of June 30, 2022, the value of the Private Placement Warrants was determined using their redemption value because these Private Placement Warrants are subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 2 financial instrument. There were no Public Warrants outstanding as of June 30, 2022. There were no valuation level transfers during the six months ended June 30, 2022.

	Fair Value Measurements on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$768,575	$—	$—	$768,575
Liabilities
Warrant liability — Private Placement Warrants	—	26,579	—	26,579

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of June 30, 2022, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Warrant Liabilities

The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Company’s Condensed Consolidated Balance Sheets. The Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). At June 30, 2022, the outstanding Private Placement Warrants was determined using their redemption value because these Warrants are subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 2 financial instruments as of June 30, 2022. There were no Public Warrants outstanding as of June 30, 2022.

On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding following 5:00 p.m. New York City time on November 3, 2021, for a redemption price of $0.10 per Public Warrant. All 16.2 million outstanding Public Warrants were either exercised for cash or on a cashless basis or were redeemed. These outstanding Public Warrants that were exercised comprised 15.3 million Public Warrants issued in connection with the Vesper initial public offering and an additional 0.9 million warrants that became Public Warrants due to the sale of Private Placement Warrants. Approximately 16.1 million Public Warrants were exercised for cash at an exercise price of $11.50 per share of Class A Common Stock, 74,104 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 26,732 shares of Class A Common Stock, and 75,016 warrants were redeemed for $0.10 per warrant, in each case in accordance with the terms of the Warrant Agreement. In 2021, total cash proceeds generated from exercises of the Public Warrants were $185.4 million. In addition, 0.3 million Private Placement Warrants were exercised in 2021 for total cash proceeds of $3.0 million. As of June 30, 2022, the Company had approximately 7 million Private Placement Warrants outstanding.

Note 8 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	June 30, 2022	December 31, 2021
Furniture and fixtures	2-7	$4,891	$4,074
Computers and equipment	3-5	4,975	4,010
Machinery and equipment	2-5	5,288	3,669
Autos and trucks	5	1,184	1,163
Tooling	5	1,837	1,389
Leasehold improvements	Shorter of remaining lease term or estimated useful life	10,438	5,086
Total property and equipment		28,613	19,391
Less: accumulated depreciation and amortization		(11,434)	(8,561)
Construction in progress		862	5,353
Property and equipment, net		$18,041	$16,183

Depreciation expense was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$591	$321	$1,005	$626
General and administrative	861	407	1,536	792
Selling and marketing	400	—	727	—
Total depreciation expense	$1,852	$728	$3,268	$1,418

Note 9 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of June 30, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,012	$(3,781)	$6,231	15
Non-compete agreement	758	(538)	220	3
Customer relationships	17,821	(5,607)	12,214	5-10
Developed technology	73,188	(49,610)	23,578	3-8
Patents	2,034	(355)	1,679	3-19
Capitalized software	11,154	(3,874)	7,280	3-5
Total intangible assets	$114,967	$(63,765)	$51,202

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2021 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,048	$(3,442)	$6,606	15
Non-compete agreement	809	(139)	670	3
Customer relationships	18,625	(4,391)	14,234	5-10
Developed technology	70,900	(45,051)	25,849	8
Patents	2,050	(295)	1,755	3-19
Capitalized software	9,867	(2,971)	6,896	3-5
Total intangible assets	$112,299	$(56,289)	$56,010

Amortization expense was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$2,378	$2,233	$4,619	$4,464
General and administrative	796	466	1,498	968
Selling and marketing	619	235	1,254	423
Total amortization expense	$3,793	$2,934	$7,371	$5,855

The changes in the carrying value of goodwill are as follows:

	Six Months Ended June 30,
(in thousands)	2022	2021
Beginning balance	$123,694	$98,531
Measurement period adjustments	2,154	4,766
Foreign currency translation impact	(1,815)	(197)
Ending balance	$124,033	$103,100

The measurement period adjustments include a $0.2 million increase due to adjustment of acquisition date tax liability for Ecomedic and a $1.98 million increase due to contingent consideration paid to former owner of Sidermica during the six months ended June 30, 2022.

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

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of June 30, 2022 the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

Borrowings under the Credit Agreement are secured by certain collateral of the Loan Parties and are guaranteed by the Guarantors, each of whom will derive substantial benefit from the revolving credit facility. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Borrower’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of June 30, 2022 the Company was in compliance with all restricted and financial covenants.

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of June 30, 2022 the Company’s unused commitment rate was 0.25%. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

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

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s Condensed Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and six months ended June 30, 2022, the Company recognized $1.1 million and $2.1 million in interest expense related to the amortization of the debt issuance costs related to the Notes, respectively. There was no such expense related to the Notes in the three and six months ended June 30, 2021.

The following is a summary of the Company’s Notes as of June 30, 2022:

				Fair Value
(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Amount	Level
1.25% Convertible Notes due 2026	$750,000	$17,972	$732,028	$602,250	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s Consolidated Balance Sheets. As of June 30, 2022, the estimated fair value of the Notes was approximately $602 million. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 30, 2022.

As of June 30, 2022, the remaining life of the Notes is approximately 4.3 years.

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

Business Combination

In connection with the Closing of the Business Combination, all of HydraFacial’s existing debt under its credit facilities were repaid and its credit facilities were extinguished. The related write-off of the deferred financing costs totaled $2.3 million and prepayment penalties totaled $2.0 million in 2021. Both are included in the Other expense (income), net on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Deferred financing costs expense prior to the Closing of the Business Combination for the three and six months ended June 30, 2021 amounted to $0.1 million and $0.5 million and is included in Interest expense, net on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Note 11 – Income Taxes

The income tax expense for the three months and six months ended June 30, 2022 is $0.1 million and $2.7 million, respectively

The income tax benefit for the three and six months ended June 30, 2021 is $1.9 million and $2.2 million, respectively.

The effective tax rate for the three and six months ended June 30, 2022 is 0.95% and 6.24%, which is lower than the federal statutory rate of 21.0% primarily due to the exclusion of book income from the revaluation of warrant liabilities and adjustments for various non-deductible expenses for officer’s compensation and meals and entertainment.

The effective tax rate for the three and six months ended June 30, 2021 is 1.32% and 1.50%, which is lower than the federal statutory rate of 21.0% primarily due to the increase in valuation allowance and non-deductible expense related to stock-based compensation and meals and entertainment.

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

Additionally, the Company applies ASC 740, the accounting standard governing uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.2 million and $0.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan”). The American Rescue Plan includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on the Company’s Condensed Consolidated Financial Statements and related disclosures.

Note 12 – Equity-Based Compensation

Compensation expense attributable to net stock-based compensation was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	207	150	433	152
Selling and marketing	2,019	343	4,833	349
Research and development	277	33	387	33
General and administrative	3,875	2,982	7,774	3,008
Stock-based compensation expense	$6,378	$3,508	$13,427	$3,542

Restricted Stock Units (“RSUs”) and Performance-based restricted stock units (“PSUs”)

The following table summarizes the Company’s equity award activity for the six months ended June 30, 2022:

			Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding - January 1, 2022	380,775	975,000	$25.88	$11.39
Granted	2,501,324	1,488,770	13.82	10.02
Vested	(122,952)	—	24.27	—
Forfeited	(227,889)	(209,738)	15.76	14.30
Outstanding - June 30, 2022	2,531,258	2,254,032	14.95	10.22

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2022	6,785,020	$15.64
Granted	10,500	22.68
Exercised	—	—
Unvested Forfeited	(813,850)	17.78
Outstanding - June 30, 2022	5,981,670	$15.36	8.89	$(14,967)
Options Exercisable	1,227,750	$13.45	8.60	$(727)
Options vested and expected to vest - June 30, 2022	5,981,670	$15.36	8.89	$(14,967)

Note 13 – Commitments and Contingencies

From time to time the Company may be involved in claims, legal actions and governmental proceedings that arise from its business operations. As of June 30, 2022, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, that it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 14 – Concentrations

As of June 30, 2022, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

As of December 31, 2021, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

No single customer accounted for 10% or more of consolidated Net sales during the three and six months ended June 30, 2022 and June 30, 2021.

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

HydraFacial recorded approximately $0.1 million of charges related to management services fees for the six months ended June 30, 2021. There were no management fees during the three and six months ended June 30, 2022. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Miami Beach Office

The Company maintains an office in Miami Beach, Florida, whereby the Company, on a monthly basis, reimburses an entity owned by the Company’s Executive Chairman that makes such office available to the Company for its employees and affiliates. Expense for this property was not material for the six months ended June 30, 2022. No such expenses existed for the six months ended June 30, 2021.

Note 16 - Stockholders’ Deficit

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 150,855,025 and 150,598,047, respectively, of Class A Common Stock issued and outstanding. The Class A Common Stock is entitled to one vote per share and all shares are outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Americas	$75,354	$42,660	$119,960	$73,940
Asia-Pacific	10,386	12,440	23,287	21,231
Europe, the Middle East and Africa	17,796	11,408	35,704	18,879
Total net sales	$103,536	$66,508	$178,951	$114,050

As of June 30, 2022 and December 31, 2021 substantially all of the Company’s property, plant and equipment were held in the United States.

Note 18 – Net Income (Loss) Attributable to Common Shareholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income (loss) available to common shareholders - basic	$7,931	$(139,378)	$40,438	$(142,652)
Plus: Income on Private placement warrants	(15,185)	—	(67,237)	—
Net income (loss) available to common shareholders - diluted	$(7,254)	$(139,378)	$(26,799)	$(142,652)

Weighted average common shares outstanding - basic	150,731,491	91,798,837	150,665,166	63,805,807
Effect of dilutive shares:
Private placement warrants	987,960	—	1,609,228	—
Weighted average common shares outstanding - diluted	151,719,451	91,798,837	152,274,394	63,805,807

Basic net income (loss) per share:	$0.05	$(1.52)	$0.27	$(2.24)
Diluted net income (loss) per share	$(0.05)	$(1.52)	$(0.18)	$(2.24)

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible Notes	23,614,425	—	23,614,425	—
RSUs	2,531,258	—	2,531,258	—
PSUs	2,254,032	129,231	2,254,032	64,972
Stock Options	5,981,670	4,769,062	5,981,670	2,411,280
Public and Private Warrants	—	15,450,549	—	7,767,956

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the U.S. Securities and Exchange Commission (SEC) on May 10, 2022 and also with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022.
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

Furthermore, the extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.

Demographics

HydraFacial benefits from a large, young and diverse customer base and the ability to serve a large percentage of the population given that HydraFacial’s patented technology addresses all skin, regardless of type, tone, age or gender. At the intersection of the medical and consumer retail markets, the large potential customer base should provide significant upside to drive top-line growth. HydraFacial over indexes with males, significantly increasing the Total Addressable Market (TAM) compared to its peers. Based on a survey we conducted in 2022, we believe HydraFacial resonates strongly with Gen Z and Millennials, with over 50% of our consumers being 37 years old or younger. Millennial and Gen Z consumers appear to be taking skincare more seriously and are willing to invest in treatments such as those offered by HydraFacial.

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

Geographic Expansion

HydraFacial’s recent growth has been driven in part by our international strategy. 27% of HydraFacial’s total revenue during the second quarter of fiscal year 2022 came from outside the United States and Canada. Our diverse distribution channels create a significant opportunity within our existing retail and wholesale channels, as well as new locations abroad. We plan to expand our global footprint, building out our team and infrastructure for further penetration across Asia, Europe and Latin America.

Regulation

It remains unclear how governmental authorities, including the Food and Drug Administration (“FDA”) and foreign government authorities, will regulate the products that we sell, and in the case of the FDA, whether and when it will propose or implement new or additional regulations. Unforeseen regulatory obstacles or compliance costs may hinder our business in both the short and long-term as well.

Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. Amounts and percentages may not foot due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2022	2021	2022	2021
Delivery Systems net sales	$64.8	$34.9	$106.4	$60.6
Consumables net sales	38.8	31.6	72.5	53.4
Total net sales	$103.5	$66.5	$179.0	$114.1
Gross profit	$71.7	$47.3	$123.6	$79.0
Gross margin	69.2%	71.0%	69.1%	69.3%
Net income (loss)	$7.9	$(139.4)	$40.4	$(142.7)
Adjusted net income (loss)	$2.2	$7.8	$(6.3)	$7.7
Adjusted EBITDA	$12.6	$11.4	$14.9	$18.4
Adjusted EBITDA margin	12.2%	17.1%	8.3%	16.1%
Adjusted gross profit	$74.8	$49.8	$129.6	$84.1
Adjusted gross margin	72.3%	74.9%	72.4%	73.8%

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

Comparison of Three Months Ended June 30, 2022 to Three Months Ended June 30, 2021

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three and six months ended June 30, 2022 and June 30, 2021 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended June 30,
(in millions)	2022	% of Net Sales	2021	% of Net Sales
Net sales	$103.5	100.0%	$66.5	100.0%
Cost of sales	31.9	30.8%	19.3	29.0
Gross profit	71.7	69.2%	47.3	71.0
Operating expenses
Selling and marketing	44.9	43.3	26.2	39.4
Research and development	2.6	2.5	3.0	4.5
General and administrative	27.6	26.6	44.4	66.8
Total operating expenses	75.1	72.5	73.6	110.7
Income (loss) from operations	(3.4)	(3.3)	(26.4)	(39.6)
Other (income) expense, net	(11.4)	(11.0)	114.9	172.8
Income (loss) before provision for income tax	8.0	7.7	(141.2)	(212.4)
Income tax expense (benefit)	0.1	0.1	(1.9)	(2.8)
Net income (loss)	$7.9	7.7%	$(139.4)	(209.6)%
Net Sales

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Net sales
Delivery Systems	$64.8	$34.9	$29.9	85.4%
Consumables	38.8	31.6	7.2	22.8%
Total net sales	$103.5	$66.5	$37.0	55.7%
Percentage of net sales
Delivery Systems	62.6%	52.5%
Consumables	37.4%	47.5%
Total	100.0%	100.0%
Total net sales for the three months ended June 30, 2022 increased $37.0 million, or 55.7%, compared to the three months ended June 30, 2021. Delivery System sales for the three months ended June 30, 2022 increased $29.9 million, or 85.4%, compared to the three months ended June 30, 2021. Delivery Systems units sold for the three months ended June 30, 2022 increased primarily due to the strong demand for the Company’s new Syndeo delivery system.
There were 2,738 Delivery Systems units sold for the three months ended June 30, 2022, of which 1,203 were trade-ups. Consumables sales for the three months ended June 30, 2022 increased $7.2 million, or 22.8%, compared to the three months ended June 30, 2021. The increase in Consumables sales was primarily attributable to increased placements of delivery systems and the adjoining consumption of consumables during the three months ended June 30, 2022.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Cost of sales	$31.9	$19.3	$12.6	65.6%
Gross profit	$71.7	$47.3	$24.4	51.6%
Gross margin	69.2%	71.0%
Cost of sales increased $12.6 million driven by and in conjunction with increased sales volume in delivery systems and consumables. Gross margin decreased from 71.0% during the three months ended June 30, 2021 to 69.2% during the three months ended June 30, 2022 primarily due to the shift in sales mix of delivery systems from 53% to 63% of sales in the period including lower margin trade-up units, along with higher supply chain and logistics costs. The Company expects continued headwinds from global supply chain challenges and inflationary pressures to weigh on gross margin through 2022, specifically higher shipping costs, offset by fixed cost leverage from higher sales volumes coupled with pricing initiatives, and margin accretion related to the acquired distributor inventory.
Operating Expenses

Sales and Marketing

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Selling and marketing	$44.9	$26.2	$18.7	71.2%
As a percentage of net sales	43.3%	39.4%
Selling and marketing expense for the three months ended June 30, 2022 increased $18.7 million, or 71.2%, compared to the three months ended June 30, 2021. The overall increase as a percentage of net sales was driven by an increase in sales commissions of $3.3 million associated with higher revenue, an increase in personnel-related expenses of $5.8 million resulting from an increase in headcount, and an increase in stock-based compensation expense of $1.7 million. In addition, expenses related to training and travel expenses increased by $0.5 million due primarily to the launch of Syndeo and marketing spend increased by $5.3 million as we invested forward in Americas and EMEA in key tradeshows, GlowVolution and other marketing programs.
Research and Development

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Research and development	$2.6	$3.0	$(0.4)	(13.0)%
As a percentage of net sales	2.5%	4.5%
Research and development expense for the three months ended June 30, 2022 decreased $0.4 million, or 13.0%, compared to the three months ended June 30, 2021. The decrease was primarily due to the shifting of investments from outside consultants that were offset by increased investments in personnel of $1.2 million and additional investments into our data infrastructure.
General and Administrative

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
General and administrative	$27.6	$44.4	$(16.8)	(37.9)%
As a percentage of net sales	26.6%	66.8%
General and administrative expense for the three months ended June 30, 2022 decreased $16.8 million, or 37.9%, compared to the three months ended June 30, 2021. This decrease is primarily attributable to a decrease in transaction costs of $27.6 million related to the consummation of the Business Combination. The decrease in transaction costs were offset by an increase of $0.9 million in stock-based compensation, $3.0 million in personnel-related expenses, $3.1 million in recruiting & other professional fees, and $1.1 million in legal fees which includes expenses related to litigating and enforcing patent and trademark infringement claims against third parties.

Other (Income) Expense, Net and Income Tax Provision

	Three Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Other (income) expense, net	$(11.4)	$114.9	$(126.3)	(109.9)%
Income tax expense (benefit)	$0.1	$(1.9)	$2.0	(104.1)%
Other income, net was $11.4 million for the three months ended June 30, 2022 compared to other expense of $114.9 million for the three months ended June 30, 2021. The change was primarily driven by the changes in the fair values of our warrants and earn-out shares issued on July 15, 2021. During the three months ended June 30, 2022 the Company recognized other income of $15.2 million due to the change in the fair value of the warrant liabilities compared to an expense of $72.0 million for the three months ended June 30, 2021. In addition, during the three months ended June 30, 2021 the Company recognized a $36.5 million expense for the change in the fair value of the earn-out shares liability.

Comparison of Six Months Ended June 30, 2022 to Six Months Ended June 30, 2021

Amounts and percentages may not foot due to rounding

	Six Months Ended June 30,
(in millions)	2022	% of Net Sales	2021	% of Net Sales
Net sales	$179.0	100.0%	$114.1	100.0%
Cost of sales	55.4	30.9	35.1	30.7
Gross profit	123.6	69.1	79.0	69.3
Operating expenses
Selling and marketing	81.3	45.4	43.3	38.0
Research and development	4.8	2.7	4.4	3.9
General and administrative	53.8	30.1	55.2	48.4
Total operating expenses	140.0	78.2	103.0	90.3
Loss from operations	(16.4)	(9.1)	(24.0)	(21.0)
Other expense (income), net	(59.5)	(33.3)	120.9	106.0
Income (loss) before provision for income tax	43.1	24.1	(144.8)	(127.0)
Income tax expense (benefit)	2.7	1.5	(2.2)	(1.9)
Net income (loss)	$40.4	22.6%	$(142.7)	(125.1)%
Net Sales

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Net sales
Delivery Systems	$106.4	$60.6	$45.8	75.6%
Consumables	72.5	53.4	19.1	35.7%
Total net sales	$179.0	$114.1	$64.9	56.9%
Percentage of net sales
Delivery Systems	59.5%	53.1%
Consumables	40.5%	46.9%
Total	100.0%	100.0%

Total net sales for the six months ended June 30, 2022 increased $64.9 million, or 56.9%, compared to the six months ended June 30, 2021. Delivery Systems sales for the six months ended June 30, 2022 increased $45.8 million, or 75.6%, compared to the six months ended June 30, 2021. Delivery Systems units sold for the six months ended June 30, 2021 increased primarily due to the strong demand for the Company’s new Syndeo delivery system. Consumables sales for the six months ended June 30, 2022 increased $19.1 million, or 35.7%, compared to the six months ended June 30, 2021. The increase in Consumables sales was primarily attributable to increased placements of delivery systems and the adjoining consumption of consumables during the six months ended June 30, 2022.

Cost of Sales, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Cost of sales	$55.4	$35.1	$20.3	57.9%
Gross profit	$123.6	$79.0	$44.6	56.5%
Gross margin	69.1%	69.3%

Cost of sales increased 57.9% driven by increased sales volume and a shift in the product mix to HydraFacial Delivery Systems. Gross margin decreased from 69.3% during the six months ended June 30, 2021 to 69.1% during the six months ended June 30, 2022, primarily due to the shift in sales mix of delivery systems from 53% to 59% of sales in the period including lower margin trade-up units, along with higher supply chain and logistics costs. The Company expects continued headwinds from global supply chain challenges and inflationary pressures to weigh on gross margin through 2022, specifically higher shipping costs, offset by fixed cost leverage from higher sales volumes coupled with pricing initiatives, margin accretion related to the acquired distributor inventory.

Selling and Marketing

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Selling and marketing	$81.3	$43.3	$38.0	87.7%
As a percentage of net sales	45.4%	38.0%

Selling and marketing expense for the six months ended June 30, 2022 increased $38.0 million, or 87.7%, compared to the six months ended June 30, 2021. Compared to the six months ended June 30, 2021 the year-over-year increase was due to an increase in sales commissions of $4.4 million, an increase in personnel-related expenses of $11.7 million, and an increase of stock-based compensation expense of $4.5 million, Personnel-related training and travel expenses increased by $5.0 million due to the launch of Syndeo and advertising/promotional spend increased by $7.7 million as we invested forward in Americas and EMEA in key tradeshows, GlowVolution and other marketing programs.

Research and Development

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Research and development	$4.8	$4.4	$0.4	8.8%
As a percentage of net sales	2.7%	3.9%

Research and development expense for the six months ended June 30, 2022 increased $0.4 million, or 8.8%, compared to the six months ended June 30, 2021. The increase was primarily due to additional personnel-related expense in the research and development department which increased by $1.8 million year-over-year. There were additional investments into our data infrastructure which increased by $0.8 million, offset by a $2.4 million decrease in Syndeo research and development expenses.

General and Administrative

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
General and administrative	$53.8	$55.2	$(1.4)	(2.5)%
As a percentage of net sales	30.1%	48.4%

General and administrative expense for the six months ended June 30, 2022 decreased $1.4 million, or 2.5%, compared to the six months ended June 30, 2021. This decrease is primarily attributable to a decrease in transaction costs of $27.2 million related to the consummation of the Business Combination. The decrease in transaction costs were offset by an increase of $4.8 million in stock-based compensation, $6.2 million in personnel-related expenses, $5.2 million in recruiting & other professional fees, $2.9 million in legal fees, and $1.6 million in director and officer insurance.

Other (Income) Expense, Net and Income Tax Provision

	Six Months Ended June 30,		Change
(in millions)	2022	2021	Amount	%
Other (income) expense, net	$(59.5)	$120.9	$(180.4)	(149.2)%
Income tax expense (benefit)	$2.7	$(2.2)	$4.9	(223.7)%

Other income, net, was $59.5 million for the six months ended June 30, 2022 compared to other expense of $120.9 million for the six months ended June 30, 2021. The change was primarily driven by the changes in the fair values of our warrant liabilities and earn-out share liabilities which were issued on July 15, 2021. During the six months ended June 30, 2022 the Company recognized other income of $67.2 million due to the change in the fair value of the warrant liabilities versus a $72.0 million expense for six months ended June 30, 2021. In addition, during the six months ended June 30, 2021 the Company recognized a $36.5 million expense for the change in the fair value of the earn-out shares liability.

Liquidity and Capital Resources

Our primary sources of capital have been funded by (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Placement Warrants. As of June 30, 2022, we had cash and cash equivalents of approximately $821.0 million. A revolving credit facility of $50 million is also available as a source of capital although as of June 30, 2022, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

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

Credit Agreement

On December 30, 2021, HydraFacial LLC, a California limited liability company f.k.a. Edge Systems LLC (the “Borrower”) and an indirect wholly owned subsidiary of The Beauty Health Company, as borrower, entered into a Credit Agreement (the

“Credit Agreement”) with Edge Systems Intermediate LLC, an indirect wholly owned subsidiary of the Company and the direct parent of the Borrower that holds the Company’s foreign and domestic operating entities, and The Hydrafacial Company Mexico Holdings, LLC, a direct wholly owned subsidiary of the Borrower that conducts the Mexican business operations, as guarantors (the “Guarantors” and, together with the Borrower, the “Loan Parties”), and JPMorgan Chase Bank, N.A., as administrative agent.

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of June 30, 2022, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

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

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of June 30, 2022 the Company’s unused commitment rate was 0.25%. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

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

Contractual Obligations and Other Commercial Commitments

As of June 30, 2022, our material contractual obligations is approximately $39.8 million in interest related to the Notes, the Notes of $750 million, and $17.7 million in lease obligations.

Known Trends or Uncertainties

We believe there are several emerging trends that may play a key role in shaping the future of the beauty health industry. Our market research demonstrated that consumers are increasingly willing to spend on high-end beauty health products. Some of the key industry trends identified by this market research are:

•Millennials/Gen Z aging: HydraFacial customers are young. We believe HydraFacial resonates strongly with Gen Z and Millennials, with over 50% of our consumers being 37 years old or younger. As the Millennial and Gen Z consumers age, they appear to be taking skincare more seriously and are willing to invest in premium experiences such as those offered by HydraFacial.

•Influencers and social media driving purchase decisions: Social media personalities are increasingly opining and having an effect on skin care, which has gained more prominence in the age of selfies.

•Growth in disposable income: As the global economy grows, consumers have more disposable income to spend on premium products.

•Shift in spend from makeup to skin care: There appears to be an increasing movement towards treating underlying skin to make it healthy and reveal it (i.e., “clean beauty”), as opposed to using products such as make-up to cover it. Clean beauty places an emphasis on unveiling fresh, naked skin as the star, as opposed to covering it up. The HydraFacial experience not only physically cleanses skin with vortex suction, exfoliation and extraction, and removal of debris, but it also actively infuses the skin with innovative, clean ingredients to nourish and hydrate the newly cleaned skin canvas.

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

Furthermore, the majority of our customers are in the medical, (dermatologists and plastic surgeons), esthetician, and beauty retail industry. During economic downturns, we have seen consolidations in such industries. Also, the extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals' actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis. As a result, our growth rate could be affected by consolidation and downsizing in the medical, esthetician, and beauty retail industry.

In addition, we expect continued headwinds from global supply chain challenges and inflationary pressures to weigh on gross margin in 2022, specifically higher shipping costs, offset by margin accretion related to the acquired distributor inventory and pricing initiatives aimed at improving our margins.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Six Months Ended June 30,
(in millions)	2022	2021
Cash and cash equivalents at beginning of period	$901.9	$9.5
Operating activities:
Net income (loss)	40.4	(142.7)
Non-cash adjustments	(37.1)	125.6
Changes in working capital	(73.2)	(14.8)
Net cash flows (used in) provided by operating activities	(69.8)	(31.9)
Net cash flows (used in) provided by investing activities	(8.3)	(9.1)
Net cash flows (used in) provided by financing activities	(2.8)	133.0
Net change in cash and cash equivalents	(80.9)	92.0
Effect of foreign currency translation	—	—
Cash and cash equivalents at end of period	$821.0	$101.5

Operating Activities

Net cash used in operating activities of $69.8 million for the six months ended June 30, 2022 was primarily due to investment in inventory in relation to the launch of Syndeo Delivery Systems, combined with a corresponding shift in the average collection period of receivables related to increased payment plan participation on delivery systems globally, as well as continued investments globally in people and systems to fuel future growth. The net income of $40.4 million was driven by non-cash adjustments of $37.1 million, with the largest adjustment being the fair value adjustment to warrant liabilities. The decrease in working capital of $73.2 million was primarily due to the increase in accounts receivable of $34.4 million and the increase in inventory of $39.2 million .

Net cash used in operating activities of $31.9 million for the six months ended June 30, 2021 was primarily due to an increase in accounts receivable of $21.1 million. The net loss of $142.7 million was driven by non-cash adjustments of $125.6 million related to fair value adjustment of earn-out shares and warrant liabilities, and a decrease in working capital of $14.8 million.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2022 of $8.3 million was primarily related to $5.6 million in capital expenditures for property and equipment, $1.5 million in capital expenditures for the asset acquisition of Mxt and related developed technology, and $1.3 million in capitalized software.

Cash used in investing activities for the six months ended June 30, 2021 of $9.1 million was primarily related to capital expenditures of $4.7 million and distributor business acquisition expenditures of $4.9 million.

Financing Activities

There was $2.8 million used in financing activities for the six months ended June 30, 2022 related to the distributor acquisitions of Wigmore and Sidermica. The Company did not withdraw from the line of credit and there were no transactions related to the warrants during the six months ended June 30, 2022.

Net cash from financing activities of $133.0 million for the six months ended June 30, 2021 was primarily related to proceeds from the business combination of $358.5 million, net of debt repayments of $230.5 million.

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

Recent Accounting Pronouncements

See Note 2 of the notes to our Condensed Consolidated Financial Statements in the section titled “Summary of Significant Accounting Policies” in our Note 2 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted.

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

The following table reconciles our net income (loss) to adjusted net income (loss) and adjusted EBITDA for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
Unaudited (in thousands)	2022	2021	2022	2021
Net income (loss)	$7,931	$(139,378)	$40,438	$(142,652)
Adjusted to exclude the following:
Change in FV of warrant liability	(15,185)	72,027	(67,237)	72,027
Change in FV of earn-out shares liability	—	36,525	—	36,525
Amortization expense	3,938	2,967	7,651	5,921
Stock-based compensation expense	6,378	3,508	13,427	3,542
Other (income) expense	(1,658)	4,307	(721)	4,314
Management fees (1)	—	82	—	209
Transaction related costs (2)	1,986	30,411	3,031	31,157
Other non-recurring and one-time fees (3)	1,897	50	3,852	137
Aggregate adjustment for income taxes	(3,097)	(2,671)	(6,723)	(3,434)
Adjusted net income (loss)	$2,190	$7,828	$(6,282)	$7,746
Depreciation expense	1,852	728	3,268	1,418
Interest expense	3,217	2,060	6,617	7,759
Foreign currency (gain) loss, net	2,206	(24)	1,838	232
Remaining benefit for income taxes	3,173	801	$9,414	$1,258
Adjusted EBITDA	$12,638	$11,393	$14,855	$18,413
Adjusted EBITDA margin	12.2%	17.1%	8.3%	16.1%
___________________
(1)    Represents quarterly management fees paid to the majority shareholder of HydraFacial based on a pre-determined formula. Following the Business Combination, these fees are no longer paid.
(2)    For the three months and six months ended June 30, 2022, such amounts primarily represent direct costs incurred in relation to potential acquisitions. For the three months and six months ended June 30, 2021, such amounts primarily represent direct costs incurred with the Business Combination and to prepare HydraFacial to be marketed for sale by HydraFacial’s shareholders in previous periods.
(3)    For the three months ended June 30, 2022, such costs primarily represent one-time severance costs due to a Company re-organization. For the six months ended June 30, 2022, such costs include the re-organization severance, other one-time personnel costs related to executive recruiting, executive severance, a one-time loss on fixed asset write-offs and a CEO sign-on bonus.

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
The following table reconciles gross profit to adjusted gross profit for the periods indicated. Amounts and percentages may not foot due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net sales	$103,536	$66,508	$178,951	$114,050
Cost of sales	31,882	19,257	55,360	35,059
Gross profit	$71,654	$47,251	$123,591	$78,991
Gross margin	69.2%	71.0%	69.1%	69.3%
Adjusted to exclude the following:
Stock-based compensation expense included in cost of sales	$207	$—	$433	$—
Depreciation and amortization expense included in cost of sales	2,969	2,567	5,624	5,158
Adjusted gross profit	$74,830	$49,818	$129,648	$84,149
Adjusted gross margin	72.3%	74.9%	72.4%	73.8%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of approximately $821.0 million as of June 30, 2022. We do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Inflation Risk

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience, cost increases. Although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses that existed as of December 31, 2020 and continued to exist as of June 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective. This was accordingly disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, Form 10-K/A for the year ended December 31, 2020 and in our Definitive Proxy Statement filed on April 7, 2021.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report”) and Part II “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Q1 Quarterly Report”), which could materially affect our business, financial condition, or future results. The risks described in our Annual Report and Q1 Quarterly Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A Common Stock. There have been no material updates or changes to the risk factors previously disclosed in our Annual Report and Q1 Quarterly Report; provided, however, additional risks not currently known or currently material to us may also harm our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2022, we issued an aggregate of 28,733 restricted shares of our Class A Common Stock to shareholders of Mxt on a pro rata basis as partial consideration of our acquisition of Mxt (the “Mxt Shares”). The Mxt Shares were valued at $17.40 per share, which was the price per share based on the average closing price of our Class A Common Stock for the thirty (30) trading days immediately preceding our acquisition of Mxt. For additional information about the Mxt transaction please see our description in Note 3, Business Combinations, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Mxt Shares were not registered under the Securities Act of 1933, as amended. However, the Mxt Shares were issued in reliance upon the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Section 506 of Regulation D promulgated thereunder.

Except as set forth above, we did not sell any other unregistered equity securities during the period covered by this report that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.

The information included in this Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On August 3, 2022, the Company’s indirect, wholly-owned subsidiary, HydraFacial LLC, f.k.a. Edge Systems, LLC, and Indra Pamamull, the former President of APAC of the Company, entered into a Separation Agreement (the “Separation Agreement”) in connection with Ms. Pamamull’s transition out of the Company. The Separation Agreement is effective as of June 8, 2022 (the “Separation Date”).

Pursuant to the terms of the Separation Agreement, HydraFacial has agreed to (i) pay to Ms. Pamamull cash consideration of (a) $12,641 Singapore dollars, which represents the prorated monthly salary for the month of June up to the Separation Date, (b) $21,392 Singapore dollars, which represents the prorated, accrued and unutilized paid annual leave up to the Separation Date, (c) $278,100 Singapore dollars, which represents severance payment equivalent to six months’ salary, (d) $18,180 Singapore dollars, which represents the amounts owed had Ms. Pamamull taken part in the Central Provident Fund in

Singapore, (e) an amount equal to Ms. Pamamull’s monthly base salary for up to six (6) months, or such shorter period thereof in the event that Ms. Pamamull commences paid employment with any other entity, and (f) an amount equal to the pro-rata target bonus up to the Separation Date, and (ii) continue Ms. Pamamull’s current health benefits for up to six (6) months after the Separation Date (collectively, the “Severance Payments”).

In consideration for the Severance Payments, Ms. Pamamull has agreed to customary general releases and waivers in favor of the Company and HydraFacial, and customary post-employment covenants with respect to confidential information of the Company and HydraFacial.

The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Separation Agreement, a copy of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.2#	Retention Agreement, dated May 7, 2022, between Daniel Watson and The Beauty Health Company					X
10.3***	Separation Agreement, dated as of August 3, 2022, between Hyrdrafacial LLC and Indra Pamamull					X
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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
*** Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10)
#    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date:	August 9, 2022	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)