Form 10-Q
period 2022-09-30
Beauty Health Co
filed 2022-11-09
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 4, 2022, there were 143,201,041 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$684,208	$901,886
Accounts receivable, net of allowances for doubtful accounts of $2,894 and $2,681 at September 30, 2022 and December 31, 2021, respectively	83,983	46,824
Prepaid expenses and other current assets	21,830	12,322
Income tax receivable	705	4,599
Inventories	101,706	35,261
Total current assets	892,432	1,000,892
Property and equipment, net	18,099	16,183
Right-of-use assets, net	14,292	14,992
Intangible assets, net	46,625	56,010
Goodwill	122,748	123,694
Deferred income tax assets, net	268	330
Other assets	10,331	6,705
TOTAL ASSETS	$1,104,795	$1,218,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,576	$29,049
Accrued payroll-related expenses	20,650	28,662
Other accrued expenses	17,111	14,722
Lease liabilities, current	4,970	3,712
Income tax payable	1,131	292
Total current liabilities	76,438	76,437
Lease liabilities, non-current	11,389	12,781
Deferred income tax liabilities, net	3,678	3,561
Warrant liabilities	22,295	93,816
Convertible senior notes, net	733,086	729,914
TOTAL LIABILITIES	846,886	916,509
Commitments (Note 13)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 143,201,041 and 150,598,047 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	15	16
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Additional paid-in capital	642,762	722,250
Accumulated other comprehensive loss	(6,725)	(1,257)
Accumulated deficit	(378,143)	(418,712)
Total stockholders’ equity	257,909	302,297
LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,104,795	$1,218,806

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$88,792	$68,147	$267,743	$182,197
Cost of sales	27,217	22,072	82,577	57,131
Gross profit	61,575	46,075	185,166	125,066
Operating expenses:
Selling and marketing	39,767	30,451	121,055	74,530
Research and development	2,167	1,880	6,998	6,320
General and administrative	23,782	19,200	77,628	73,643
Total operating expenses	65,716	51,531	205,681	154,493
Loss from operations	(4,141)	(5,456)	(20,515)	(29,427)
Other (income) expense:
Interest expense, net	3,380	530	9,997	8,289
Other (income) expense, net	(2,509)	(24)	(3,230)	4,290
Change in fair value of warrant liabilities	(4,284)	199,306	(71,521)	271,333
Change in fair value of earn-out shares liability	—	10,575	—	47,100
Foreign currency transaction (gain) loss, net	(38)	431	1,800	663
Total other (income) expense	(3,451)	210,818	(62,954)	331,675
Income (loss) before provision for income taxes	(690)	(216,274)	42,439	(361,102)
Income tax (benefit) expense	(821)	(1,129)	1,870	(3,305)
Net income (loss)	$131	$(215,145)	$40,569	$(357,797)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,636)	(1,537)	(5,468)	(1,818)
Comprehensive income (loss)	$(1,505)	$(216,682)	$35,101	$(359,615)
Net income (loss) per share
Basic	$0.00	$(1.63)	$0.27	$(4.10)
Diluted	$(0.03)	$(1.63)	$(0.20)	$(4.10)
Weighted average common shares outstanding
Basic	150,788,695	132,306,346	150,706,795	87,219,681
Diluted	151,417,710	132,306,346	152,018,246	87,219,681

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2020	54,358	$—	931	$—	—	$—	$13,956	$(554)	$242	$(43,604)	$(29,960)
Retroactive application of recapitalization	(54,358)	—	(931)	—	35,501,743	4	(4)	—	—	—	—
Adjusted balance, beginning of period	—	—	—	—	35,501,743	4	13,952	(554)	242	(43,604)	(29,960)
Stock-based compensation	—	—	—	—	—	—	34	—	—	—	34
Net income (loss)	—	—	—	—	—	—	—	—	—	(3,274)	(3,274)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(5)	—	(5)
BALANCE, March 31, 2021	—	$—	—	$—	35,501,743	$4	$13,986	$(554)	$237	$(46,878)	$(33,205)
Reverse recapitalization transaction, net	—	—	—	—	89,827,310	9	183,301	554	—	—	183,864
Issuance of Class A Common Stock in connection with business acquisition	—	—	—	—	110,726	—	1,557	—	—	—	1,557
Stock-based compensation	—	—	—	—	—	—	3,508	—	—	—	3,508
Net income (loss)	—	—	—	—	—	—	—	—	—	(139,378)	(139,378)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(276)	—	(276)
BALANCE, June 30, 2021	—	$—	—	$—	125,439,779	$13	$202,352	$—	$(39)	$(186,256)	$16,070
Issuance of Class A Common Stock in connection with business acquisitions	—	—	—		479,373	—	7,784	—	—	—	7,784
Issuance of Earn-out Shares	—	—	—	—	7,500,000	1	136,574	—	—	—	136,575
Reverse recapitalization transaction, net	—	—	—	—	70,860	—	(734)	—	—	—	(734)
Purchase of capped calls related to Convertible Senior Notes							(90,150)				(90,150)
Stock-based compensation	—	—	—	—	—	—	5,082	—	—	—	5,082
Net income (loss)	—	—	—	—	—	—	—	—	—	(215,145)	(215,145)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,537)	—	(1,537)
BALANCE, September 30, 2021	—	$—	—	$—	133,490,012	$14	$260,908	$—	$(1,576)	$(401,401)	$(142,055)

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2021	150,598,047	$16	$722,250	$(1,257)	$(418,712)	$302,297
Issuance of common stock for vesting of restricted stock units	5,184	—	—	—	—	—
Stock-based compensation	—	—	7,049	—	—	7,049
Net income (loss)	—	—	—	—	32,507	32,507
Foreign currency translation adjustment	—	—	—	(145)	—	(145)
BALANCE, March 31, 2022	150,603,231	$16	$729,299	$(1,402)	$(386,205)	$341,708
Issuance of Class A Common Stock in connection with asset acquisition	28,733	—	500	—	—	500
Issuance of common stock pursuant to equity compensation plan	252,536	—	—	—	—	—
Stock-based compensation	—	—	6,378	—	—	6,378
Shares withheld for tax withholdings on vested stock awards	(29,475)	—	(495)	—	—	(495)
Net income (loss)	—	—	—	—	7,931	7,931
Foreign currency translation adjustment	—	—	—	(3,687)	—	(3,687)
BALANCE, June 30, 2022	150,855,025	$16	$735,682	$(5,089)	$(378,274)	$352,335
Issuance of common stock pursuant to equity compensation plan	64,775	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(26,451)	—	(370)	—	—	(370)
Repurchase and retirement of common stock	(7,692,308)	(1)	(79,999)			(80,000)
Purchase of equity forward contract in connection with accelerated share repurchase	—	—	(20,000)	—	—	(20,000)
Stock-based compensation	—	—	7,449	—	—	7,449
Net income (loss)	—	—	—	—	131	131
Foreign currency translation adjustment	—	—	—	(1,636)	—	(1,636)
BALANCE, September 30, 2022	143,201,041	$15	642,762	$(6,725)	$(378,143)	$257,909

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net income (loss)	$40,569	$(357,797)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation of property and equipment	5,269	2,446
Amortization of capitalized software	1,463	956
Provision for doubtful accounts	1,670	758
Non-cash lease expense	3,547	—
Amortization of intangible assets	9,600	8,384
Amortization of other assets	525	99
Amortization of deferred financing costs	—	3,005
Stock-based compensation	20,876	8,624
Loss on sale and disposal of long-lived assets	4,697	—
In-kind interest	—	4,130
Deferred income tax benefit	32	(5,330)
Change in fair value of earn-out shares liability	—	47,100
Change in fair value adjustment of warrant liabilities	(71,521)	271,333
Debt prepayment expense	—	2,014
Amortization of debt issuance costs	3,172	—
Changes in operating assets and liabilities:
Accounts receivable	(40,630)	(17,290)
Prepaid expense and other current assets	(11,157)	(4,503)
Income taxes receivable	4,434	(336)
Inventory	(69,340)	(2,499)
Other assets	(5,408)	(2,009)
Accounts payable	7,059	(8,048)
Accrued payroll and other expenses	(4,085)	15,624
Other long-term liabilities	—	(100)
Lease liabilities	(2,817)	—
Income taxes payable	838	1,799
Net cash used in operating activities	(101,207)	(31,640)
Cash flows used in investing activities:
Capital expenditures for intangible assets	(4,690)	(2,229)
Capital expenditures for property and equipment	(9,880)	(4,857)
Cash paid for business acquisitions, net of cash acquired	—	(22,896)
Cash paid for asset acquisition	(1,475)	—
Repayment of notes receivables from shareholders	—	781
Net cash used in investing activities	(16,045)	(29,201)

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from financing activities:
Repurchase of Class A Common Shares	(80,000)	—
Payment for equity forward contract in connection with accelerated share repurchase	(20,000)	—
Payment of contingent consideration related to acquisitions	(2,763)
Proceeds from issuance of convertible senior notes	—	750,000
Purchase of capped calls related to convertible senior notes	—	(90,150)
Proceeds from revolving facility	—	5,000
Repayment of revolving facility	—	(5,000)
Payment of debt issuance costs	—	(21,341)
Repayment of term loan	—	(225,486)
Proceeds from Business Combination, net of transaction costs (See Note 3)	—	357,802
Net cash (used in) provided by financing activities	(102,763)	770,825
Net (decrease) increase in cash and cash equivalents	(220,015)	709,984
Effect of foreign currency translation on cash	2,337	(848)
Cash and cash equivalents, beginning of period	901,886	9,486
Cash and cash equivalents, end of period	$684,208	$718,622

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$5,130	$10,249
Common stock issued for asset acquisition	500	—
Cash (received) paid for income taxes	(2,009)	188
Capital expenditures included in accounts payable	1,755	512
Common stock issued for business acquisitions	—	1,557
Issuance of earn-out shares	—	136,575
Trade receivables due from seller	—	6,623
Notes payable to seller	—	2,153
Change in deferred tax liability due to reverse recapitalization	—	90

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented.

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The operating results of the distributor acquisitions from the dates of acquisitions through September 30, 2022 are included in the Condensed Consolidated Statements of Comprehensive Income (Loss). The operating results are not material to the consolidated financial statements, and, therefore, the Company has not presented pro forma results of operations for the distributor acquisitions.

Acquisition of The Personalized Beauty Company, Inc. (“Mxt”)

On April 12, 2022, the Company, through its indirect, wholly-owned subsidiary, Edge Systems Intermediate, LLC, acquired The Personalized Beauty Company, Inc., a Delaware corporation d.b.a. Mxt. Consideration paid in the aggregate was $1.5 million plus equity consideration of $0.5 million or 28,733 shares of the Company’s Class A Common Stock. Depending on the achievement of certain revenue milestones, the former Mxt shareholders are entitled to receive up to $30 million of earnout payments. The estimated fair value of the earnout was not material as of the acquisition date and as of September 30, 2022.

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

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net Sales
Delivery Systems	$49,094	$36,182	$155,524	$96,798
Consumables	39,698	31,965	112,219	85,399
Total net sales	$88,792	$68,147	$267,743	$182,197

See Note 17 for revenue disaggregated by geographical region.

Note 5 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$26,015	$12,024
Finished goods	75,691	23,237
Total inventories	$101,706	$35,261

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation	$3,733	$15,262
Accrued payroll taxes	2,109	922
Accrued benefits	5,026	3,022
Accrued sales commissions	9,782	9,456
Total accrued payroll-related expenses	$20,650	$28,662

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2022	December 31, 2021
Sales and VAT tax payables	$5,116	$5,817
Accrued interest	4,687	2,786
Contingent consideration	—	783
Note payable due seller	2,144	2,153
Royalty liabilities	1,353	1,074
Other	3,811	2,109
Total other accrued expenses	$17,111	$14,722

Note 6 — Leases

The Company does not own any real estate. The majority of the Company’s lease liability consists of the Company’s international office spaces and warehouses, all of which are classified as operating leases. The Company’s finance leases relate to leased equipment such as office and warehouse equipment. The finance lease balances are not material and are included in property and equipment, other accrued expenses, and other long-term liabilities of the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2022 the Company entered into leases for a new experience center in Paris for a right-of-use asset and lease liability of $1.1 million as of lease inception commencement date and an office in Frankfurt for a right-of-use asset and liability of $1.6 million as of lease inception commencement date.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. As of the Business Combination date, the Private Placement Warrants were valued using the Public Warrant Price, and was considered to be a Level 2 financial instrument as of that date. As of September 30, 2022, the value of the Private Placement Warrants was determined using their redemption value because these Private Placement Warrants are subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 2 financial instrument. There were no Public Warrants outstanding as of September 30, 2022.

	Fair Value Measurements on a Recurring Basis
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$642,445	$—	$—	$642,445
Liabilities
Warrant liability — Private Placement Warrants	—	22,295	—	22,295

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of September 30, 2022, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Warrant Liabilities

The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) were accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Company’s Condensed Consolidated Balance Sheets. The Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss). At September 30, 2022, the outstanding Private Placement Warrants was determined using their redemption value because these Warrants are subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 2 financial instruments as of September 30, 2022. There were no Public Warrants outstanding as of September 30, 2022.

On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding following 5:00 p.m. New York City time on November 3, 2021, for a redemption price of $0.10 per Public Warrant. All 16.2 million outstanding Public Warrants were either exercised for cash or on a cashless basis or were redeemed. These outstanding Public Warrants that were exercised comprised 15.3 million Public Warrants issued in connection with the Vesper initial public offering and an additional 0.9 million warrants that became Public Warrants due to the sale of Private Placement Warrants. Approximately 16.1 million Public Warrants were exercised for cash at an exercise price of $11.50 per share of Class A Common Stock, 74,104 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 26,732 shares of Class A Common Stock, and 75,016 warrants were redeemed for $0.10 per warrant, in each case in accordance with the terms of the Warrant Agreement. In 2021, total cash proceeds generated from exercises of the Public Warrants were $185.4 million. In addition, 0.3 million Private Placement Warrants were exercised in 2021 for total cash proceeds of $3.0 million. As of September 30, 2022, the Company had approximately 7 million Private Placement Warrants outstanding.

Note 8 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	September 30, 2022	December 31, 2021
Furniture and fixtures	2-7	$4,640	$4,074
Computers and equipment	3-5	4,600	4,010
Machinery and equipment	2-5	5,796	3,669
Autos and trucks	5	1,220	1,163
Tooling	5	594	1,389
Leasehold improvements	Shorter of remaining lease term or estimated useful life	10,127	5,086
Total property and equipment		26,977	19,391
Less: accumulated depreciation and amortization		(11,221)	(8,561)
Construction in progress		2,343	5,353
Property and equipment, net		$18,099	$16,183

During the three and nine months ended September 30, 2022, the Company recorded a loss on the disposal of property and equipment, net of $1.8 million. The loss on disposal of property and equipment, net was recorded in the condensed consolidated statements of comprehensive income (loss) primarily in general and administrative expense.
Depreciation expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$588	$339	$1,593	$965
General and administrative	927	689	2,463	1,481
Selling and marketing	486	—	1,213	—
Total depreciation expense	$2,001	$1,028	$5,269	$2,446

Note 9 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of September 30, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,839	$(3,950)	$6,889	15
Non-compete agreement	758	(707)	51	3
Customer relationships	17,137	(6,132)	11,005	5-10
Developed technology	73,188	(51,825)	21,363	3-8
Patents	2,187	(385)	1,802	3-19
Capitalized software	6,706	(1,191)	5,515	3-5
Total intangible assets	$110,815	$(64,190)	$46,625

During the three and nine months ended September 30, 2022, the Company recorded a loss on the disposal of intangible assets of $2.9 million. The loss on disposal of intangible assets was recorded in the condensed consolidated statements of comprehensive income (loss) primarily in general and administrative expense.
The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2021 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,048	$(3,442)	$6,606	15
Non-compete agreement	809	(139)	670	3
Customer relationships	18,625	(4,391)	14,234	5-10
Developed technology	70,900	(45,051)	25,849	8
Patents	2,050	(295)	1,755	3-19
Capitalized software	9,867	(2,971)	6,896	3-5
Total intangible assets	$112,299	$(56,289)	$56,010

Amortization expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	$2,245	$2,233	$6,864	$6,697
General and administrative	858	500	2,356	1,464
Selling and marketing	589	770	1,843	1,193
Total amortization expense	$3,692	$3,503	$11,063	$9,354

The changes in the carrying value of goodwill are as follows:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Beginning balance	$123,694	$98,531
Measurement period adjustments	2,154	25,304
Foreign currency translation impact	(3,100)	(970)
Ending balance	$122,748	$122,865

The measurement period adjustments include a $0.2 million increase due to adjustment of acquisition date tax liability for Ecomedic and a $1.98 million increase due to contingent consideration paid to former owner of Sidermica during the six months ended June 30, 2022. The Company finalized the valuation of assets acquired and liabilities assumed for the Ecomedic acquisition and all other distributor acquisitions as of June 30, 2022

Note 10 – Long-term Debt

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

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of September 30, 2022 the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

Borrowings under the Credit Agreement are secured by certain collateral of the Loan Parties and are guaranteed by the Guarantors, each of whom will derive substantial benefit from the revolving credit facility. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Borrower’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of September 30, 2022 the Company was in compliance with all restricted and financial covenants.

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of September 30, 2022 the Company’s unused commitment rate was 0.25%. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

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

The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 31.4859 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The conversion price as of September 30, 2022 was $31.76 per share of common stock.

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

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s Condensed Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the three and nine months ended September 30, 2022, the Company recognized $1.1 million and $3.2 million in interest expense related to the amortization of the debt issuance costs related to the Notes, respectively. During the three and nine months ended September 30, 2021, the Company recognized $0.2 million in interest expense related to the amortization of the debt issuance costs related to the Notes.

The following is a summary of the Company’s Notes as of September 30, 2022:

				Fair Value
(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Amount	Level
1.25% Convertible Notes due 2026	$750,000	$16,914	$733,086	$603,750	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2022, the estimated fair value of the Notes was approximately $604 million. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 30, 2022.

As of September 30, 2022, the remaining life of the Notes is approximately 4.0 years.

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

Deferred financing costs expense for the nine months ended September 30, 2021 amounted to $0.5 million for the existing debt prior to the Closing of the Business Combination while issuance costs for the Notes amounted to $0.2 million.

Note 11 – Income Taxes

The income tax (benefit) expense for the three months and nine months ended September 30, 2022 is $(0.8) million and $1.9 million, respectively

The income tax benefit for the three and nine months ended September 30, 2021 is $1.1 million and $3.3 million, respectively.

The effective tax rate for the three and nine months ended September 30, 2022 is 119.12% and (4.41%), compared to the federal statutory rate of 21.0%, is primarily due to the exclusion from taxable income of book income from the revaluation of warrant liabilities and adjustments for various non-deductible expenses for officer’s compensation and meals and entertainment.

The effective tax rate for the three and nine months ended September 30, 2021 is 0.53% and 0.92%, which is lower than the federal statutory rate of 21.0% primarily due to the increase in valuation allowance and non-deductible expense related to stock-based compensation, transaction costs and meals and entertainment.

The Company has established a valuation allowance in the U.S. and Singapore against a portion of its deferred income tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets.

Additionally, the Company applies ASC 740, the accounting standard governing uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.1 million and $0.2 million as of September 30, 2022 and December 31, 2021, respectively.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021 (“American Rescue Plan”). The American Rescue Plan includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on the Company’s Condensed Consolidated Financial Statements and related disclosures.

The Inflation Reduction Act, signed into law on August 16, 2022, provides tax incentives for certain industries and imposes a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on stock buybacks. The Company may be subject to the new excise tax on certain stock buybacks that occur after December 31, 2022. The Company does not anticipate a material impact from the Inflation Reduction Act on the Company's condensed consolidated financial statements.

Note 12 – Equity-Based Compensation

Compensation expense attributable to net stock-based compensation was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of sales	191	70	624	222
Selling and marketing	2,498	1,064	7,331	1,413
Research and development	215	70	602	103
General and administrative	4,545	3,878	12,319	6,886
Stock-based compensation expense	$7,449	$5,082	$20,876	$8,624

Restricted Stock Units (“RSUs”) and Performance-based restricted stock units (“PSUs”)

The following table summarizes the Company’s equity award activity for the nine months ended September 30, 2022:

			Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding - January 1, 2022	380,775	975,000	$25.88	$11.39
Granted	2,724,851	1,629,395	13.67	9.10
Vested	(187,727)	—	20.60	—
Forfeited	(388,691)	(209,738)	15.31	14.30
Outstanding - September 30, 2022	2,529,208	2,394,657	14.74	9.58

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2022	6,785,020	$15.64
Granted	10,500	22.68
Unvested Forfeited	(951,500)	18.43
Vested Expired	(39,050)	14.53
Outstanding - September 30, 2022	5,804,970	$15.20	8.67	$—
Options Exercisable	1,293,800	$13.79	8.58	$—
Options vested and expected to vest - September 30, 2022	5,804,970	$15.20	8.67	$—

Note 13 – Commitments and Contingencies

From time to time the Company may be involved in claims, legal actions and governmental proceedings that arise from its business operations. As of September 30, 2022, the Company was not a party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, that it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 14 – Concentrations

As of September 30, 2022, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

As of December 31, 2021, the Company had no customers that accounted for 10% or more of the Accounts receivable balance.

No single customer accounted for 10% or more of consolidated Net sales during the three and nine months ended September 30, 2022 and September 30, 2021.

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

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, its subsidiary, Edge Systems LLC, and Linden Capital III LLC, the general partner of Linden Manager III LP (the “Linden Manager”) entered into an Amended and Restated Management Services Agreement (the “Linden Management Services Agreement”) pursuant to which the Linden Manager may continue to provide advisory services at the request of the Company related to mergers and acquisitions for one year following the Business Combination. As consideration for such services, the Company will pay a fee, equal to 1% of enterprise value of the target acquired, to the Linden Manager upon the consummation of any such transaction (the “1% Fee”). The Company has also agreed to reimburse Linden Manager for certain expenses in connection with such advisory services. However, pursuant to the Linden Management Services Agreement, the Company’s obligation to pay the 1% Fee expired twelve months after the consummation of the Business Combination on May 4, 2022.

Hydrafacial recorded approximately $0.2 million of charges related to management services fees for the nine months ended September 30, 2021. There were no management fees during the three and nine months ended September 30, 2022. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Miami Beach Office

The Company maintains an office in Miami Beach, Florida, whereby the Company, on a monthly basis, reimburses an entity owned by the Company’s Executive Chairman that makes such office available to the Company for its employees and affiliates. Expense for this property was not material for the nine months ended September 30, 2022. No such expenses existed for the nine months ended September 30, 2021.

Note 16 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 143,201,041 and 150,598,047, respectively, of Class A Common Stock issued and outstanding. The Class A Common Stock is entitled to one vote per share and all shares are outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

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

Common Stock Repurchases

On September 26, 2022, the Company’s board of directors approved a common stock repurchase program pursuant to which the Company may repurchase up to $200 million of its outstanding shares of Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or accelerated share repurchase programs.

On September 27, 2022, the Company entered into an accelerated share repurchase agreement with a financial institution to repurchase a total of $100 million of Class A Common Stock. The Company made a payment of $100 million and in turn, received an initial delivery of approximately 7.7 million shares, which represented 80% of the payment amount divided by the Company’s closing stock price on September 26, 2022 and were immediately retired. The total number of shares that will be received under the accelerated share repurchase agreement will be based upon the average daily volume weighted average price of our Class A Common Stock during the repurchase period, less an agreed upon discount. The final settlement of the accelerated repurchase agreement may occur between November 28, 2022 and February 28, 2023.

The accelerated share repurchase agreement is accounted for as a repurchase and retirement of shares and as an equity forward contract indexed to the Company’s Class A Common Stock. The equity forward contract is classified as an equity instrument under ASC 815 - 40, Contracts in Entity's Own Equity ("ASC 815 - 40"). The par value of the initial shares received is recorded as a reduction to the Company’s Class A Common Stock and the excess of par value is recognized as a reduction to additional paid in capital. The equity forward stock purchase contract is classified as an equity instrument and is recognized as a reduction to additional paid in capital.

The initial delivery of approximately 7.7 million shares reduced the number of Class A Common Stock outstanding on the transaction date and, as a result, reduced the weighted average number of Class A Common Stock outstanding used to calculate basic income per share and diluted income per share for the three and nine month periods ended September 30, 2022.

The Company performed analysis of the average of the daily volume-weighted average price of our Class A Common Stock since the transaction date and has determined, as of September 30, 2022, that the final settlement of shares of Class A Common Stock under the accelerated share repurchase agreement is anti-dilutive and therefore excluded from the calculation of diluted earnings per share.
Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Americas	$58,375	$45,046	$178,335	$118,986
Asia-Pacific	15,110	10,490	38,397	31,721
Europe, the Middle East and Africa	15,307	12,611	51,011	31,490
Total net sales	$88,792	$68,147	$267,743	$182,197

As of September 30, 2022 and December 31, 2021 substantially all of the Company’s property and equipment were held in the United States.

Note 18 – Net Income (Loss) Attributable to Common Shareholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net income (loss) available to common shareholders - basic	$131	$(215,145)	$40,569	$(357,797)
Plus: Income (loss) on Private placement warrants	(4,284)	—	(71,521)	—
Net income (loss) available to common shareholders - diluted	$(4,153)	$(215,145)	$(30,952)	$(357,797)

Weighted average common shares outstanding - basic	150,788,695	132,306,346	150,706,795	87,219,681
Effect of dilutive shares:
Private placement warrants	629,015	—	1,311,451	—
Weighted average common shares outstanding - diluted	151,417,710	132,306,346	152,018,246	87,219,681

Basic net income (loss) per share:	$0.00	$(1.63)	$0.27	$(4.10)
Diluted net income (loss) per share	$(0.03)	$(1.63)	$(0.20)	$(4.10)

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive or requisite performance conditions were not met:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible Notes	23,614,425	11,807,213	23,614,425	7,871,475
RSUs	2,529,208	200,247	2,529,208	133,498
PSUs	2,394,657	975,000	2,394,657	650,000
Stock Options	5,804,970	8,521,900	5,804,970	5,557,267
Public and Private Warrants	—	24,666,666	—	16,444,444

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q, in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 filed with the U.S. Securities and Exchange Commission (SEC) on May 10, 2022 and August 9, 2022, respectively, and also with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022.
Unless the context otherwise requires, references to “Hydrafacial”, “we”, “us”, and “our” in this section are intended to mean the business and operations of The Beauty Health Company and its consolidated subsidiaries.

Company Overview

The Beauty Health Company is a global category-creating company focused on delivering beauty health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. Our flagship brand, Hydrafacial, created the category of hydradermabrasion by using a patented Vortex-Fusion Delivery System to cleanse, extract, and hydrate the skin with proprietary solutions and serums. Hydrafacial provides a non-invasive and approachable skincare experience. Together, with our powerful community of aestheticians, consumers and partners, we are personalizing skin care solutions for all ages, genders, skin tones, and skin types.

Recent Developments; Factors Affecting Our Performance

We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adopting to changing circumstances. Such conditions have or may have global implications which may impact the future performance of our business in unpredictable ways.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic continues to disrupt business for us, our providers, and other companies with which we do business. Although many markets have recently shown encouraging signs of emergence from the pandemic, other markets and regions where we conduct business, particularly in China, have enacted sporadic and/or zero-tolerance COVID-19 policies leading to prolonged store closures and travel restrictions within those markets and regions. Although we had strong performance during windows of re-opening, these COVID-related restrictions continued to negatively impact consumer traffic for our providers.

We anticipate that COVID-19 will continue to cause intermittent store closures and supply chain challenges. We are mindful that these trends may continue to impact the pace of recovery, and that such recovery may be non-linear until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that in the short term, any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear.

Furthermore, the extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including but not limited to the duration and scope of the pandemic; businesses and individuals’ actions in response to the pandemic; government actions to certain pandemic impacts; and the impact on economic activity including the possibility of further financial market instability.

Inflation

During the three months ended September 30, 2022, we experienced the impact of inflation primarily on an increase in raw materials, shipping costs, and labor costs. We currently anticipate the impact of inflation to continue into the fourth quarter of 2022. To offset these trends, we plan to implement a range of mitigation strategies which could include price increases on our Delivery Systems and consumables, and/or accepting revenue in either U.S. dollar and/or local currency, as applicable. However, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period.

Foreign Exchange Rates

Our operations outside of the United States account for a portion of our revenues and expenses. As a result, a portion of our total revenue and expenses are denominated in currencies other than the U.S. dollar. Recently, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. Fluctuations in foreign exchange rates may have a significant impact on our operating results. During the three months ended September 30, 2022, fluctuations in the U.S. dollar relative to certain other foreign currencies – such as the Chinese Renminbi, British pound, Euro and, Australian dollar – reduced our reported revenue and expenses, principally related to net sales, cost of sales, controllable fixed costs, and advertising and promotional costs.

Global Supply Chain Challenges

During the three months ended September 30, 2022, we experienced global supply chain challenges resulting from industry-wide component and/or raw material shortages and transportation delays. These challenges have negatively impacted order fill rates for our Delivery Systems and consumables, particularly in certain European and Asian countries.

We continue to take steps to improve order fill rates and mitigate the impact of these constraints by working closely with our suppliers to ensure the availability of components and/or raw materials such as procuring components with longer lead times than typical. We expect these challenges to continue through the remainder of the fiscal year 2022.

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

The uncertainty around the timing, speed, and duration of the recovery from the adverse impacts of the COVID-19 pandemic, including the impacts on our business of the ongoing restrictions in China, and the other macroeconomic challenges we are facing, will continue to affect our ability to grow sales profitably. We believe we can, to some extent, offset the impact of more ordinary challenges by continually developing and pursuing a diversified strategy with multiple engines of growth and by accelerating initiatives focused on areas of strength, discipline, and agility. As the current situation continues to progress, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, there could be a further negative effect on consumer confidence, demand, spending and willingness or ability to travel and, as a result, on our business. We are continuing to monitor these and other risks that may affect our business.

Key Operational and Business Metrics

In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. Amounts and percentages may not foot due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2022	2021	2022	2021
Delivery Systems net sales	$49.1	$36.2	$155.5	$96.8
Consumables net sales	39.7	32.0	112.2	85.4
Total net sales	$88.8	$68.1	$267.7	$182.2
Gross profit	$61.6	$46.1	$185.2	$125.1
Gross margin	69.3%	67.6%	69.2%	68.6%
Net income (loss)	$0.1	$(215.1)	$40.6	$(357.8)
Adjusted net income (loss)	$8.0	$2.5	$1.7	$2.8
Adjusted EBITDA	$16.5	$5.8	$31.4	$24.2
Adjusted EBITDA margin	18.6%	8.5%	11.7%	13.3%
Adjusted gross profit	$66.6	$48.7	$196.3	$133.0
Adjusted gross margin	75.1%	71.5%	73.3%	73.0%

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

Comparison of Three Months Ended September 30, 2022 to Three Months Ended September 30, 2021

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three and nine months ended September 30, 2022 and September 30, 2021 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended September 30,
(in millions)	2022	% of Net Sales	2021	% of Net Sales
Net sales	$88.8	100.0%	$68.1	100.0%
Cost of sales	27.2	30.7%	22.1	32.4
Gross profit	61.6	69.3%	46.1	67.6
Operating expenses
Selling and marketing	39.8	44.8	30.5	44.7
Research and development	2.2	2.4	1.9	2.8
General and administrative	23.8	26.8	19.2	28.2
Total operating expenses	65.7	74.0	51.5	75.6
Income (loss) from operations	(4.1)	(4.7)	(5.5)	(8.0)
Other (income) expense, net	(3.5)	(3.9)	210.8	309.4
Income (loss) before provision for income tax	(0.7)	(0.8)	(216.3)	(317.4)
Income tax expense (benefit)	(0.8)	(0.9)	(1.1)	(1.7)
Net income (loss)	$0.1	0.1%	$(215.1)	(315.7)%
Net Sales

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Net sales
Delivery Systems	$49.1	$36.2	$12.9	35.7%
Consumables	39.7	32.0	7.7	24.2%
Total net sales	$88.8	$68.1	$20.7	30.3%
Percentage of net sales
Delivery Systems	55.3%	53.1%
Consumables	44.7%	46.9%
Total	100.0%	100.0%
Total net sales for the three months ended September 30, 2022 increased $20.7 million, or 30.3%, compared to the three months ended September 30, 2021. Delivery System sales for the three months ended September 30, 2022 increased $12.9 million, or 35.7%, compared to the three months ended September 30, 2021. Net sales for the three months ended September 30, 2022 increased primarily due to strength in Delivery Systems sales.
There were 1,860 Delivery Systems units sold for the three months ended September 30, 2022. Delivery Systems units sold for the three months ended September 30, 2022 increased primarily due to the strong demand for the Company’s new Syndeo delivery system.
Consumables sales for the three months ended September 30, 2022 increased $7.7 million, or 24.2%, compared to the three months ended September 30, 2021. The increase in Consumables sales was primarily attributable to increased placements of delivery systems and the adjoining consumption of consumables during the three months ended September 30, 2022.
Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Cost of sales	$27.2	$22.1	$5.1	23.3%
Gross profit	$61.6	$46.1	$15.5	33.6%
Gross margin	69.3%	67.6%
Cost of sales increased $5.1 million driven by and in conjunction with increased sales volume in delivery systems and consumables. Gross margin increased from 67.6% during the three months ended September 30, 2021 to 69.3% during the three months ended September 30, 2022, primarily due to fixed cost leverage associated with higher volume and stronger realized delivery systems pricing. The improvement in adjusted gross margin was driven by fixed cost leverage associated with higher volume and stronger realized delivery systems pricing, and a one-time write-off primarily related to the discontinued Glow & Go pilot program, partly offset by headwinds from global supply chain challenges, inflationary pressures and foreign exchange rates.
Operating Expenses

Sales and Marketing

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Selling and marketing	$39.8	$30.5	$9.3	30.6%
As a percentage of net sales	44.8%	44.7%
Selling and marketing expense for the three months ended September 30, 2022 increased $9.3 million, or 30.6%, compared to the three months ended September 30, 2021. The increase was driven by an increase in personnel-related expenses of $1.1 million resulting from an increase in headcount and commissions, and an increase in stock-based compensation expense of $2.5 million. The increase in selling and marketing expense was partially offset by a $2.6 million reduction in the accrual for estimated bonus expenses, which were originally accrued at 200% of target amounts. In addition, travel expenses increased by $1.5 million and marketing spend increased by $2.8 million due primarily to the investments in Americas and EMEA in key tradeshows and other marketing programs.
Research and Development

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Research and development	$2.2	$1.9	$0.3	15.3%
As a percentage of net sales	2.4%	2.8%
Research and development expense for the three months ended September 30, 2022 increased $0.3 million, or 15.3%, compared to the three months ended September 30, 2021. The increase was primarily due to increased spend in personnel of $0.3 million and certain product write-offs during the period.
General and Administrative

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
General and administrative	$23.8	$19.2	$4.6	23.9%
As a percentage of net sales	26.8%	28.2%
General and administrative expense for the three months ended September 30, 2022 increased $4.6 million, or 23.9%, compared to the three months ended September 30, 2021. This increase is primarily attributable to an increase of $0.3 million in stock-based compensation and $2.6 million in recruiting and other professional fees. The increase in general and administrative expense was partially offset by a $2.9 million reduction in the accrual for estimated bonus expenses, which were originally accrued at 200% of target amounts.
Other (Income) Expense, Net and Income Tax (Benefit) Expense

	Three Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Other (income) expense, net	$(3.5)	$210.8	$(214.3)	(101.6)%
Income tax (benefit) expense	$(0.8)	$(1.1)	$0.3	(27.3)%
Other income, net was $3.5 million for the three months ended September 30, 2022 compared to other expense of $210.8 million for the three months ended September 30, 2021. The change was primarily driven by the changes in the fair values of our warrants and earn-out shares issued on July 15, 2021. During the three months ended September 30, 2022 the Company recognized other income of $4.3 million due to the change in the fair value of the warrant liabilities compared to an expense of $199.3 million for the three months ended September 30, 2021. In addition, during the three months ended September 30, 2021 the Company recognized a $10.6 million expense for the change in the fair value of the earn-out shares liability.

Comparison of Nine Months Ended September 30, 2022 to Nine Months Ended September 30, 2021

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three and nine months ended September 30, 2022 and September 30, 2021 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Nine Months Ended September 30,
(in millions)	2022	% of Net Sales	2021	% of Net Sales
Net sales	$267.7	100.0%	$182.2	100.0%
Cost of sales	82.6	30.8	57.1	31.4
Gross profit	185.2	69.2	125.1	68.6
Operating expenses
Selling and marketing	121.1	45.2	74.5	40.9
Research and development	7.0	2.6	6.3	3.5
General and administrative	77.6	29.0	73.6	40.4
Total operating expenses	205.7	76.8	154.5	84.8
Loss from operations	(20.5)	(7.7)	(29.4)	(16.2)
Other (income) expense, net	(63.0)	(23.5)	331.7	182.0
Income (loss) before provision for income tax	42.4	15.9	(361.1)	(198.2)
Income tax expense (benefit)	1.9	0.7	(3.3)	(1.8)
Net income (loss)	$40.6	15.2%	$(357.8)	(196.4)%
Net Sales

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Net sales
Delivery Systems	$155.5	$96.8	$58.7	60.7%
Consumables	112.2	85.4	26.8	31.4%
Total net sales	$267.7	$182.2	$85.5	47.0%
Percentage of net sales
Delivery Systems	58.1%	53.1%
Consumables	41.9%	46.9%
Total	100.0%	100.0%

Total net sales for the nine months ended September 30, 2022 increased $85.5 million, or 47.0%, compared to the nine months ended September 30, 2021. Delivery Systems sales for the nine months ended September 30, 2022 increased $58.7 million, or 60.7%, compared to the nine months ended September 30, 2021. Net sales for the nine months ended September 30, 2021 increased primarily due to strength in Delivery Systems sales. Consumables sales for the nine months ended September 30, 2022 increased $26.8 million, or 31.4%, compared to the nine months ended September 30, 2021. The increase in Consumables sales was primarily attributable to increased placements of delivery systems and the adjoining consumption of consumables during the nine months ended September 30, 2022.

Cost of Sales, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Cost of sales	$82.6	$57.1	$25.5	44.5%
Gross profit	$185.2	$125.1	$60.1	48.1%
Gross margin	69.2%	68.6%

Gross margin improved to 69.2% during the nine months ended September 30, 2022, driven by fixed cost leverage associated with higher volume and stronger realized delivery systems pricing, and a one-time write-off primarily related to the discontinued Glow & Go pilot program, partly offset by headwinds from global supply chain challenges, inflationary pressures and foreign exchange rates.

Selling and Marketing

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Selling and marketing	$121.1	$74.5	$46.6	62.4%
As a percentage of net sales	45.2%	40.9%

Selling and marketing expense for the nine months ended September 30, 2022 increased $46.6 million, or 62.4%, compared to the nine months ended September 30, 2021. Compared to the nine months ended September 30, 2021 the year-over-year increase was due to an increase in sales commissions of $4.1 million, an increase in personnel-related expenses of $12.8 million, and an increase of stock-based compensation expense of $7.0 million. The increase in personnel-related expenses was partially offset by a $2.6 million reduction in the accrual for estimated bonus expenses, which were originally accrued at 200% of target amounts. Personnel-related training and travel expenses increased by $6.1 million due to the launch of Syndeo and advertising/promotional spend increased by $10.5 million due to investments in Americas and EMEA in key tradeshows and other marketing programs.

Research and Development

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Research and development	$7.0	$6.3	$0.7	10.7%
As a percentage of net sales	2.6%	3.5%

Research and development expense for the nine months ended September 30, 2022 increased $0.7 million, or 10.7%, compared to the nine months ended September 30, 2021. The increase was primarily due to additional personnel-related expense which increased by $2.3 million year-over-year. There were additional investments into our data infrastructure which increased by $1.2 million, offset by a $3.5 million decrease in Syndeo research and development expenses.

General and Administrative

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
General and administrative	$77.6	$73.6	$4.0	5.4%
As a percentage of net sales	29.0%	40.4%

General and administrative expense for the nine months ended September 30, 2022 increased $4.0 million, or 5.4%, compared to the nine months ended September 30, 2021. This increase is primarily attributable to an increase of $5.1 million in stock-based compensation, $5.6 million in personnel-related expenses, $7.7 million in recruiting and other professional fees, $2.7 million in legal fees, and $1.4 million in director and officer insurance, partially offset by a decrease in transaction costs of $28.4 million related to the consummation of the Business Combination. The increase in personnel-related expenses was partially offset by a $2.9 million reduction in the accrual for estimated bonus expenses, which were originally accrued at 200% of target amounts.

Other (Income) Expense, Net and Income Tax Provision

	Nine Months Ended September 30,		Change
(in millions)	2022	2021	Amount	%
Other (income) expense, net	$(63.0)	$331.7	$(394.7)	(119.0)%
Income tax expense (benefit)	$1.9	$(3.3)	$5.2	(156.6)%

Other income, net, was $63.0 million for the nine months ended September 30, 2022 compared to other expense of $331.7 million for the nine months ended September 30, 2021. The change was primarily driven by the changes in the fair values of our warrant liabilities and earn-out share liabilities which were issued on July 15, 2021. During the nine months ended

September 30, 2022, the Company recognized other income of $71.5 million due to the change in the fair value of the warrant liabilities versus a $271.3 million expense for nine months ended September 30, 2021. In addition, during the nine months ended September 30, 2021 the Company recognized a $47.1 million expense for the change in the fair value of the earn-out shares liability.

Liquidity and Capital Resources

Our primary sources of capital have been funded by (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Placement Warrants. As of September 30, 2022, we had cash and cash equivalents of approximately $684.2 million. A revolving credit facility of $50 million is also available as a source of capital. As of September 30, 2022, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

Our operating cash flows result primarily from cash received from sales of delivery systems and consumables, offset primarily by cash payments made for products and services, employee compensation, payment processing and related transaction costs, operating leases, marketing expenses, and interest payments on our long-term obligations. Cash received from our customers and other activities generally corresponds to our net sales.

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

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of December 30, 2026. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of September 30, 2022, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

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

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either LIBOR or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 2.00% to 2.50% per annum for LIBOR loans and 1.00% to 1.50% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of September 30, 2022 the Company’s unused commitment rate was 0.25%. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

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

Contractual Obligations and Other Commercial Commitments

As of September 30, 2022, our material contractual obligations are approximately $37.5 million in interest-only payments related to the Notes, the Notes of $750 million, and $16.4 million in lease obligations.

Known Trends or Uncertainties

The majority of our customers are in the medical, (dermatologists and plastic surgeons), aesthetician, and beauty retail industry. Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

Furthermore, during the nine months ended September 2022, we have experienced global supply chain disruptions and a significant inflationary impact, including higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor and strengthened U.S. dollar. In particular, we have seen increased costs associated with our global operations in foreign countries as a result of weakening exchange rates, as our international sales are primarily denominated in the local currency of such foreign country. Also, as a result of the invasion of Ukraine by Russia, we stopped selling and shipping products into our distributor in Russia, which has negatively impacted our overall net sales in the EMEA region. These impacts have created headwinds for our products and profits that we expect to continue through the remainder of the year.

In addition, the extent to which the uncertainty around the timing, speed and recovery from the adverse impacts of the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including further governmental actions in the countries in which we operate, such as China’s ongoing zero COVID policy, and the other macro challenges we are facing, as well as the impact of any governmental actions on the economy, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis.

As a result, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, our growth rate could be affected by consolidation and downsizing in the medical, esthetician, and beauty retail industry. We are continuing to monitor these and other risks that may affect our business so that we can respond appropriately.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Nine Months Ended September 30,
(in millions)	2022	2021
Cash and cash equivalents at beginning of period	$901.9	$9.5
Operating activities:
Net income (loss)	40.6	(357.8)
Non-cash adjustments	(20.7)	343.5
Changes in working capital	(121.1)	(17.4)
Net cash flows (used in) provided by operating activities	(101.2)	(31.6)
Net cash flows (used in) provided by investing activities	(16.0)	(29.2)
Net cash flows (used in) provided by financing activities	(102.8)	770.8
Net change in cash and cash equivalents	(220.0)	710.0
Effect of foreign currency translation	2.3	(0.8)
Cash and cash equivalents at end of period	$684.2	$718.6

Operating Activities

Net cash used in operating activities of $101.2 million for the nine months ended September 30, 2022 was primarily due to investment in inventory in relation to the global launch of Syndeo Delivery Systems, combined with a corresponding shift in the average collection period of receivables related to increased payment plan participation on delivery systems globally, as well as continued investments globally in people and systems to fuel future growth. The net income of $40.6 million was driven by non-cash adjustments of $20.7 million, with the largest adjustment being the fair value adjustment to warrant liabilities. The decrease in working capital of $121.1 million was primarily due to the increase in accounts receivable of $40.6 million and the increase in inventory of $69.3 million.

Net cash used in operating activities of $31.6 million for the nine months ended September 30, 2021 was primarily due to an increase in accounts receivable of $17.3 million. The net loss of $357.8 million was driven by non-cash adjustments of $343.5 million, primarily related to fair value adjustments to earn-out shares and warrant liabilities, and a decrease in working capital of $17.4 million.

Investing Activities

Cash used in investing activities for the nine months ended September 30, 2022 of $16.0 million was primarily related to $9.9 million in capital expenditures for property and equipment, $1.5 million in capital expenditures for the asset acquisition of Mxt and related developed technology, and $4.7 million in capitalized software.

Cash used in investing activities for the nine months ended September 30, 2021 of $29.2 million was primarily related to our business acquisitions of distributors in Australia, Germany, Mexico and France with cash paid of $22.9 million, net of cash acquired, $4.9 million in capital expenditures and $2.2 million in capitalized software.

Financing Activities

There was $102.8 million used in financing activities for the nine months ended September 30, 2022 of which $100.0 million was used in relation to the accelerated stock repurchase and $2.8 million in relation to the distributor acquisitions of Wigmore and Sidermica. The Company did not withdraw from the line of credit and there were no transactions related to the warrants during the nine months ended September 30, 2022.

Net cash from financing activities of $770.8 million for the nine months ended September 30, 2021 was primarily related to proceeds received from the issuance of convertible senior notes and the Business Combination. The proceeds were offset by the payoff of long-term debt of $225.5 million and costs from our issuance of convertible senior notes.

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

Recent Accounting Pronouncements

See Note 2 of the notes to our Condensed Consolidated Financial Statements in the section titled “Summary of Significant Accounting Policies” in our Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted.

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

The following table reconciles our net income (loss) to adjusted net income (loss) and adjusted EBITDA for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
Unaudited (in thousands)	2022	2021	2022	2021
Net income (loss)	$131	$(215,145)	$40,569	$(357,797)
Adjusted to exclude the following:
Change in fair value of warrant liability	(4,284)	199,306	(71,521)	271,333
Change in fair value of earn-out shares liability	—	10,575	—	47,100
Amortization expense	3,937	3,521	11,588	9,373
Loss on disposal of assets	4,697	—	4,697	—
Stock-based compensation expense	7,449	5,082	20,876	8,624
Other (income) expense	(2,509)	(24)	(3,230)	4,290
Management fees (1)	—	—	—	209
Transaction related costs (2)	—	1,156	3,025	32,313
Other non-recurring and one-time fees (3)	2,595	452	6,452	590
Aggregate adjustment for income taxes	(4,021)	(2,437)	(10,744)	(13,252)
Adjusted net income (loss)	$7,995	$2,486	$1,713	$2,783
Depreciation expense	2,001	1,028	5,269	2,446
Interest expense	3,380	530	9,997	8,289
Foreign currency (gain) loss, net	(38)	431	1,800	663
Remaining benefit for income taxes	3,200	1,325	$12,614	$10,032
Adjusted EBITDA	$16,538	$5,800	$31,393	$24,213
Adjusted EBITDA margin	18.6%	8.5%	11.7%	13.3%
___________________
(1)    Represents quarterly management fees paid to the majority shareholder of Hydrafacial based on a pre-determined formula. Following the Business Combination, these fees are no longer paid.
(2)    For the nine months ended September 30, 2022, such amounts primarily represent direct costs incurred in relation to potential acquisitions. For the three months ended September 30, 2021, such amounts primarily represent direct costs incurred in relation to potential acquisitions. For the nine months ended September 30, 2021, such amounts primarily represent direct costs incurred in relation to potential acquisitions, direct costs incurred with the Business Combination and to prepare Hydrafacial to be marketed for sale by Hydrafacial’s shareholders in previous periods.
(3)    For the three months ended September 30, 2022, such costs primarily represent a write-off related to the discontinued Glow & Go pilot program. For the nine months ended September 30, 2022, such costs include the re-organization severance, other personnel costs related to executive recruiting, executive severance, a loss on fixed asset and Glow & Go-related write-offs and a CEO sign-on bonus.

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
The following table reconciles gross profit to adjusted gross profit for the periods indicated. Amounts and percentages may not foot due to rounding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net sales	$88,792	$68,147	$267,743	$182,197
Cost of sales	27,217	22,072	82,577	57,131
Gross profit	$61,575	$46,075	$185,166	$125,066
Gross margin	69.3%	67.6%	69.2%	68.6%
Adjusted to exclude the following:
Write-off of discontinued product (1)	$2,048	$—	$2,048	$—
Stock-based compensation expense included in cost of sales	191	70	624	222
Depreciation and amortization expense included in cost of sales	2,833	2,589	8,457	7,747
Adjusted gross profit	$66,647	$48,734	$196,295	$133,035
Adjusted gross margin	75.1%	71.5%	73.3%	73.0%
___________________
(1)    Represents a one-time write-off primarily related to the discontinued Glow & Go pilot program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We had cash and cash equivalents of approximately $684.2 million as of September 30, 2022. We do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

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

Foreign Currency Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the China Renminbi, British pound, Euro and, Australian dollar. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies (e.g. unfavorable movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries) will negatively affect our revenue and net operating results as expressed in U.S. dollars.

We have experienced and may continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

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

Inflation Risk

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced the effects of inflation during the periods covered by this quarterly report on our results of operations and financial condition, and we expect to experience additional effects such as additional cost increases in the near future if inflation continues to persist. Additionally, because we purchase materials from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.

Furthermore, although we may take measures to mitigate the impact of this inflation, if these measures are not effective, our business, financial condition, results of operations, and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses that existed as of December 31, 2020 and continued to exist as of September 30, 2022, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described in this Item 4, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 13, Commitments and Contingencies, to our consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report”) and Part II “Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 (the “2022 Quarterly Report”), which could materially affect our business, financial condition, or future results. The risks described in our Annual Report and the 2022 Quarterly Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A Common Stock. Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report and 2022 Quarterly Reports; provided, however, additional risks not currently known or currently material to us may also harm our business.

There can be no assurance that we will continue to repurchase our shares of Class A Common Stock at all or that we will repurchase shares of Class A Common Stock at favorable prices.

On September 26, 2022, the Company’s board of directors approved a common stock repurchase program pursuant to which the Company may repurchase up to $200 million of its outstanding shares of Class A Common Stock, and as of September 30, 2022, the remaining value of shares that may be repurchased pursuant to such program was $100 million. On September 27, 2022, the Company entered into an accelerated share repurchase agreement with JPMorgan Chase Bank, National Association to repurchase an aggregate of up to $100.0 million of the Company’s Class A Common Stock. Our intent to continue to repurchase our shares is subject to capital availability and periodic determinations by our board of directors that share repurchases are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of the repurchasing of shares by us. Future share repurchases may also be affected by, among other factors, our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; changes in federal, state, and international tax laws or corporate laws; contractual restrictions, such as financial or operating covenants in our debt arrangements; availability of onshore cash flow; and changes to our business model. We can provide no assurance that we will continue to repurchase shares of our Class A Common Stock at favorable prices, if at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

The following table presents information related to our purchases of the Company's Class A Common Stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1)
July 1, 2022 through July 30, 2022	—	NA	NA	NA
August 1, 2022 through August 31, 2022	—	NA	NA	NA
September 1, 2022 through September 30, 2022	7,692,308	$10.40	7,692,308	$120,000,000
Total	7,692,308		7,692,308	$120,000,000

(1) On September 26, 2022, the Company’s Board of Directors approved a share repurchase program (“Share Repurchase Program”) that authorizes the repurchase of up to $200.0 million of shares of the Company’s Class A common stock. Under the Share Repurchase Program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, accelerated share repurchase programs, or otherwise, all in accordance with the requirements of the Securities and Exchange Commission and other applicable legal requirements. The specific timing, price and size of purchases will depend on prevailing stock prices, general economic and market conditions, and other considerations. The Share Repurchase Program does not obligate the Company to acquire any particular amount of its Class A common stock, and the Share Repurchase Program may be suspended or discontinued at any time at the Company’s discretion.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
10.1	Master Confirmation - Uncollared Accelerated Share Repurchase, dated as of September 27, 2022, between JPMorgan Chase Bank, National Association and The Beauty Health Company	8-K	001-39565	10.1	September 27, 2022
10.2***	Separation Agreement, dated as of August 3, 2022, between Hydrafacial LLC and Indra Pamamull					X
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	November 9, 2022	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 9, 2022	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)