Form 10-K/A
period 2021-12-31
Beauty Health Co
filed 2022-12-15
CIK 1818093

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
As of February 18, 2022, there were 150,598,047 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

Auditor Name: Deloitte & Touche LLP	Auditor Location: Los Angeles, California	PCAOB ID: 34

EXPLANATORY NOTE

The Beauty Health Company is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its original Annual Report on Form 10-K for the period ended December 31, 2021 (the “Original Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022, for the sole purpose of including revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications filed with the Original Form 10-K.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 15, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the original filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K.

Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-K, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

Item 15. Financial Statements and Supplementary Data

(a)(3) EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934				March 1, 2022
10.1	Amended and Restated Registration Rights Agreement dated as of May 4, 2021, by and among the Company, BLS Investor Group LLC and the stockholders of LCP Edge Intermediate, Inc.	8-K	001-39565	10.2	May 10, 2021
10.2	Investor Rights Agreement dated as of May 4, 2021, by and between the Company and LCP Edge Holdco, LLC	8-K	001-39565	10.3	May 10, 2021
10.3#	The Beauty Health Company 2021 Incentive Award Plan	8-K	001-39565	10.1	April 30, 2021
10.4#	The Beauty Health Company 2021 Employee Stock Purchase Plan	8-K	001-39565	10.2	April 30, 2021
10.5#	Employment Agreement, dated as of May 4, 2021, between Clinton E. Carnell, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.6	May 10, 2021
10.6#	Employment Agreement, dated as of May 4, 2021, between Liyuan Woo, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.7	May 10, 2021
10.7#	Employment Agreement, dated as of August 4, 2021, between Indra Pamamull and The Beauty Health Company	10-K	001-35965	10.7	March 1, 2022

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.8#	Offer Letter, dated as of August 4, 2021, between Edge Systems LLC d/b/a The HydraFacial Company, The Beauty Health Company and Indra Pamamull	10-K	001-35965	10.8	March 1, 2022
10.9#	Employment Agreement, dated as of October 1, 2021, between Stephan Becker and The Beauty Health Company	10-K	001-35965	10.9	March 1, 2022
10.10#	Offer Letter dated as of April 29, 2021, between Daniel Watson, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.8	May 10, 2021
10.11#	Form of Stock Option Award Agreement (CEO and CFO)	8-K	001-39565	10.9	May 10, 2021
10.12#	Form of Stock Option Award Agreement Form (Non-CEO and CFO)	8-K	001-39565	10.10	May 10, 2021
10.13#	Form of Performance-Based Restricted Stock Unit Agreement	8-K	001-39565	10.11	May 10, 2021
10.14#	The Beauty Health Company Executive Severance Plan	8-K	001-39565	10.12	May 10, 2021
10.15#	Form of Indemnity Agreement.	8-K	001-39565	10.13	May 10, 2021
10.16#	Amended and Restated Management Services Agreement dated as of May 4, 2021, by and among Linden Manager III LP, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.14	May 10, 2021
10.17#	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.18	Credit Agreement, dated as of December 30, 2021, among Edge Systems LLC, as borrower, the other loan parties thereto, the other lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39565	10.1	January 4, 2022
21.1	Subsidiaries of registrant	10-K	001-39565	21.1	March 1, 2022
23.1	Consent of Deloitte & Touche LLP	10-K	001-39565	23.1	March 1, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39565	32.1	March 1, 2022
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-39565	32.2	March 1, 2022
101.INS**	Inline XBRL Instance Document	10-K	001-39565	101.INS	March 1, 2022
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	10-K	001-39565	101.SCH	March 1, 2022
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-39565	101.CAL	March 1, 2022
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-39565	101.DEF	March 1, 2022
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document	10-K	001-39565	101.LAB	March 1, 2022

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-39565	101.PRE	March 1, 2022
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	December 15, 2022	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brenton L. Saunders	Executive Chairman	December 15, 2022
Brenton L. Saunders

/s/ Andrew Stanleick	President, Chief Executive Officer and Director	December 15, 2022
Andrew Stanleick	(Principal Executive Officer)

/s/ Liyuan Woo	Chief Financial Officer	December 15, 2022
Liyuan Woo	(Principal Financial and Accounting Officer)

/s/ Marla Beck	Director	December 15, 2022
Marla Beck

/s/ Michael D. Capellas	Director	December 15, 2022
Michael D. Capellas

/s/ Julius Few	Director	December 15, 2022
Julius Few

/s/ Desiree Gruber	Director	December 15, 2022
Desiree Gruber

/s/ Michelle Kerrick	Director	December 15, 2022
Michelle Kerrick

/s/ Brian Miller	Director	December 15, 2022
Brian Miller

/s/ Doug Schillinger	Director	December 15, 2022
Doug Schillinger