Form 10-Q/A
period 2022-03-31
Beauty Health Co
filed 2022-12-15
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The Beauty Health Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2022, for the sole purpose of including revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications filed with the Original Form 10-Q.

This Amendment contains only the Cover Page to this Amendment, this Explanatory Note, Item 6, the Signature Page, and the certifications attached to this Amendment as Exhibits 31.1 and 31.2. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q.

Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC. The filing of this Amendment is not an admission that the Original Form 10-Q, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II— OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
10.1	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.2#	Employment Agreement, dates as of January 20, 2022, between Andrew Stanleick, Edge Systems LLC d/b/a The HydraFacial Company and The Beauty Health Company	8-K	001-39565	10.1	January 20, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-39565	32.1	May 10, 2022
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-39565	32.2	May 10, 2022
101.INS**	Inline XBRL Instance Document	10-Q	001-39565	101.INS	May 10, 2022
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	10-Q	001-39565	101.SCH	May 10, 2022
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-39565	101.CAL	May 10, 2022
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-39565	101.DEF	May 10, 2022
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document	10-Q	001-39565	101.LAB	May 10, 2022

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-39565	101.PRE	May 10, 2022
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	December 15, 2022	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	December 15, 2022	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)