Form 10-Q/A
period 2022-09-30
Beauty Health Co
filed 2022-12-15
CIK 1818093

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

EXPLANATORY NOTE

The Beauty Health Company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend its original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2022, for the sole purpose of including revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to correct an inadvertent omission of certain language from paragraph 4 of the Exhibit 31.1 and Exhibit 31.2 certifications filed with the Original Form 10-Q.

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

PART II— OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
10.1	Master Confirmation - Uncollared Accelerated Share Repurchase, dated as of September 27, 2022, between JPMorgan Chase Bank, National Association and The Beauty Health Company	8-K	001-39565	10.1	September 27, 2022
10.2***	Separation Agreement, dated as of August 3, 2022, between Hydrafacial LLC and Indra Pamamull	10-Q	001-39565		November 9, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-39565	32.1	November 9, 2022
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-Q	001-39565	32.2	November 9, 2022
101.INS**	Inline XBRL Instance Document	10-Q	001-39565	101.INS	November 9, 2022
101.SCH**	Inline XBRL Taxonomy Extension Schema Document	10-Q	001-39565	101.SCH	November 9, 2022
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	001-39565	101.CAL	November 9, 2022
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-Q	001-39565	101.DEF	November 9, 2022
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document	10-Q	001-39565	101.LAB	November 9, 2022

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	001-39565	101.PRE	November 9, 2022
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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