Form 10-K
period 2022-12-31
Beauty Health Co
filed 2023-03-01
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39565

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.34 billion. Solely for purposes of this disclosure, shares of Class A Common Stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of February 24, 2023, there were 132,500,049 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

THE BEAUTY HEALTH COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022, to the “Company,” “we,” “us,” “our” and similar terms refer to The Beauty Health Company (f/k/a Vesper Acquisition Corp.) and its consolidated subsidiaries. References to “Vesper” refer to Vesper Healthcare Acquisition Corp. prior to the consummation of the Business Combination (as defined below).

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•increased competitive activity from companies in the skin care and hair care businesses;
•our ability to develop, produce, and market new products on which future operating results may depend and to successfully address challenges in our business;
•shifts in the preferences of consumers as to what, where, and how they purchase product and receive services;
•the ability to execute our business plan
•changes in the laws, regulations and policies (including the interpretations and enforcement thereof) that affect, or will affect, our business, including those relating to our products or distribution networks, changes in accounting standards, tax laws and regulations, environmental or climate change laws, regulations or accords, trade rules and customs regulations, and the outcome and expense of legal or regulatory proceedings, and any action we may take as a result;
•the possibility that the Company may be adversely affected by other economic, business and/or competitive factors;
•the impact of the continuing COVID-19 pandemic on the Company’s business; and
•the inability to maintain the Company’s listing on Nasdaq
•other risks and uncertainties set forth in the section titled “Risk Factors.”

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. In light of the significant risks and uncertainties inherent in the forward-looking statements included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that such results will be achieved, and readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy, which could adversely affect our business, operations and financial results:

•The beauty health industry is highly competitive, and if we are unable to compete effectively, our results will suffer.
•Our new product introductions may not be as successful as we anticipate.
•Any damage to our reputation or brand may materially and adversely affect our business, financial condition and results of operations.
•Our success depends, in part, on the quality, efficacy and safety of our products.

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
•We may fail to realize all of the anticipated benefits of any entities that we acquire, such benefits may take longer to realize than we expected or we may encounter difficulties integrating acquired businesses into our operations. If our acquisitions do not achieve their intended benefits or do not achieve their intended benefits on our projected timelines, our business, financial condition and results of operations could be materially and adversely affected.
•Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate for a variety of reasons, particularly as we focus on increasing provider and consumer demand for our products. Volatility in the financial markets could also have a material adverse effect on our business.
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
•We rely on a number of third-party suppliers, distributors, delivery service providers and other vendors, and they may fail to produce products or provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand reputation, cause consumer dissatisfaction, or require us to find alternative suppliers of our products or services.
•We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ceases or the price of raw materials used in our manufacturing process increases.
•If we fail to manage our inventory effectively, our results of operations, financial condition and liquidity may be materially and adversely affected
•We manufacture and assemble the majority of our delivery systems at one site in California and if that site were to become compromised or damaged, our ability to continue to manufacture and assemble our products would be negatively affected.
•We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of and retain our sales professionals, our business will be harmed, which would impair our future revenue and profitability.
•Our providers generally are not under any obligation to purchase our products, and business challenges at one or more of these providers could adversely affect our results of operations.
•Our business could also be adversely affected by our inability to repay or refinance existing debt.
•If our cash from operations is insufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially and adversely affected.
•Changes in tax law, our tax rates or our exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.
•Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.
•If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.
•We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, or unable to maintain and upgrade our information technology systems, our operations could be disrupted and our brand reputation could be substantially harmed.
•International sales and operations comprise a significant portion of our business, which exposes us to foreign operational, political and other risks that may harm our business.
•Recent and potential additional tariffs imposed by the United States government on certain imports or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.
•Climate change and governmental actions to reduce such change may disrupt our operations and/or reduce consumer demand for our products.
•Increased scrutiny from investors and others regarding our environmental, social, governance, or sustainability, responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

•New laws, regulations, enforcement trends or changes in existing regulations governing the introduction, marketing and sales of our products to consumers could harm our business.
•Our business is subject to extensive and continuing regulatory compliance obligations.
•Our products may cause or contribute to adverse medical events or other undesirable side effects that we are required to report to the FDA or foreign regulatory authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.
•We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.
•We may face product liability claims, which could result in unexpected costs and damage our reputation.
•Intellectual property rights may not provide adequate protection for some or all of our products, and our intellectual property rights may be difficult to enforce and protect.
•Our success depends on our ability to operate our business without infringing, misappropriating or otherwise violating the trademarks, patents, copyrights and other proprietary rights of third parties.
•We rely on licenses to use the intellectual property rights of third parties to conduct our business.
•Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.
•Future offerings of debt or equity securities by us may adversely affect the market price of our Class A Common Stock and dilute our stockholders’ percentage ownership.
•If securities or industry analysts cease to publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A Common Stock and trading volume could decline.
•Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our Class A Common Stock.
•In addition to potential dilution associated with future offerings of debt or equity securities, we have a significant number of securities outstanding that may be exercisable for shares of our Class A Common Stock, which may result in significant dilution and downward pressure on our stock price.
•Our outstanding warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

PART I

Item 1. Business.

Company Overview

The Beauty Health Company is a global category-creating company focused on delivering beauty health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. Our flagship brand, Hydrafacial, created the category of hydradermabrasion by using a patented Vortex-Fusion Delivery System (“Delivery System”) to cleanse, extract, and hydrate the skin with proprietary solutions and serums. Hydrafacial provides a non-invasive and approachable skincare experience. Together, with our powerful community of aestheticians, consumers and partners, we are personalizing skin care solutions for all ages, genders, skin tones, and skin types.

Growth Strategy in General

We intend to fulfill our vision by employing the following strategy, which we believe will generate a flywheel effect to increase our platform’s momentum:

1.Expand our footprint by selling innovative products and connected experiences to providers and consumers

2.Invest in our providers, especially the trusted aesthetician, to help turn them into brand evangelists and advocates providing first-class experiences

3.Nurture direct relationships with our consumers, building brand awareness and driving them to our trusted community

4.Leverage our global infrastructure and a connected technology platform to fuel growth and community engagement

5.Supercharge our platform with targeted acquisitions to complement our portfolio

Our strategy begins with developing a network of providers, brand partners, and retail partners to build a distribution platform for our innovative products and experiences. We intend to utilize our sales force to sell our offering, inviting providers and partners to become a part of our community. We believe that each placement of our offering will grow the platform and increase consumers’ awareness of us, ultimately building a recognizable and aspirational brand drawing in consumers. In this process, we will particularly focus on the trusted aesthetician.

Historically, companies in the medical aesthetics industry focused on physicians, nurses, front-office staff, and business owners. Notably absent from their focus was the aesthetician, a highly influential provider who serves as a source of skincare information and recommendations for their clients and patients. We recognized the opportunity to empower the aesthetician and created programs to elevate their skills, knowledge, and confidence through a continued relationship so they feel supported. As a result, we have open dialogue with our aesthetician providers and receive valuable information on consumer preferences and behaviors they see in their practices. These aestheticians have since become our most influential ambassadors, driving awareness, recommending our products, and becoming a point of education for our consumers. While they are not our employees or contractors, we believe they provide an important competitive advantage to us, as a well-trained aesthetician can provide consumers with a consistent, memorable, first-class experience no matter where a consumer accesses our products and experiences. We believe that this in turn builds loyalty from the consumer to BeautyHealth.

Aestheticians are one part of our community that we recognize as powerful. We continue to focus on our other providers, including physicians, nurses, and other partners to build consumer awareness for our brands. By investing in our providers, we believe we are creating a thriving community as they recommend our products and experiences as part of any skincare and wellness routine. In our view, investing our efforts in any part of our community drives utilization amongst consumers, resulting in a potent formula for growth.

Another focus area of our growth strategy is nurturing our relationship with the consumer. As the ultimate end user, the consumer is at the core of our efforts. We have an experienced team who meticulously curate the consumer journey, from lead generation that invites consumers to our community to the user experience of our offerings. We employ a multi-pronged approach to consumer acquisition and engagement, including but not limited to agile marketing activation events, storytelling, gamification, and loyalty. We believe driving increased consumer traffic to our network of providers, retailers, and brand partners will increase the utilization of our products and experiences, further cementing the compelling value proposition we offer to our partners and thereby driving increased purchases from them.

We believe our products and experiences are universal in their appeal across cultures, genders, skin tones, and skin types, making a compelling case for our international expansion. We believe there is significant opportunity in exporting our products and experiences to global markets and applying our strategy abroad to further increase the reach and influence of our platform. Our offering is available in over 90 countries through either a direct commercial presence or distributors. We have global commercial infrastructure supporting our 16 direct markets across the world, which should position us to quickly adapt to and penetrate these key markets.

Lastly, we intend to supercharge our platform via targeted acquisitions, expanding the breadth of our platform with additional innovative products and experiences. We believe the introduction of additional offerings will generate increased engagement among our community while further expanding it via the introduction of the acquired company’s established base of consumers.
We will take a disciplined approach to acquisitions, adhering to the below criteria in search for opportunities that:

1.Include a differentiated product or service, which can generally be demonstrated with a high Net Promoter Score, which is a customer loyalty and satisfaction measurement

2.Complement our existing platform and community, leveraging the aesthetician; and

3.Provide a financially attractive profile via compelling revenue growth, recurring revenue characteristics, or profitability.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular acquisition may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Hydrafacial – Our Flagship Brand

Our first BeautyHealth brand and the cornerstone of our portfolio is Hydrafacial. Using our patented Delivery System to cleanse, extract, and hydrate the skin with proprietary solutions and serums, Hydrafacial created the category of hydradermabrasion. As an experience appropriate for all ages, genders, skin types, and skin tones, Hydrafacial bridges the world of medical skin correction to traditional over-the-counter beauty. As such, we employ an omnichannel strategy to place Delivery Systems where consumers live, work, and play, including medical offices, medispas, day spas, hotels, resorts, gyms, wellness centers, and other retail settings. We anticipate continuing to expand the types of channels where Delivery Systems are sold. To date, Hydrafacial has a foundation of more than 25,000 Delivery Systems across 90+ countries.

Business Model

Hydrafacial uses a razor / razor blade business model. The Delivery System, which facilitates the Hydrafacial treatment, is the razor. Delivery Systems are purchased by providers to offer Hydrafacial to their clients and patients. In conjunction with the sale of Delivery Systems, we also sell our serum solutions and consumables (collectively “Consumables”). The Consumables are akin to the razor blades, consisting of single-use tips, solutions, and serums used during a Hydrafacial treatment. Delivery Systems and Consumables can be bought together or separately.

Delivery Systems follow a traditional capital equipment cycle, with the Delivery System lasting providers for years. Oftentimes, providers buy additional Delivery Systems to increase the number of Hydrafacial treatments their business can provide at any given time.

Consumables follow a recurring revenue model as they are purchased on a periodic basis by providers as they exhaust their supplies. The expansion of the number of Delivery Systems providing experiences, or “install base,” increases the foundation for future recurring revenue by providing a platform for more treatments, driving higher Consumables sales. Additionally, increasing the utilization of the install base will also contribute to higher Consumables revenue. As we optimize our install base, we believe Consumables revenue will ultimately become a larger share of Hydrafacial’s business.

Hydrafacial operates through a direct sales force in 16 markets. We believe Hydrafacial has significant upside opportunities across the globe, particularly in China, Japan, South Korea, and Europe. These markets have a large and growing group of consumers searching for non-invasive beauty health experiences, and we aim to invest in initiatives that will increase consumer penetration in these markets.

The Hydrafacial Experience

A Hydrafacial treatment is a noninvasive hydradermabrasion process utilizing a patented Delivery System to cleanse, extract, and hydrate skin with proprietary solutions and serums. We believe Hydrafacial is accessible and appropriate for consumers across all genders, ages, skin types, and skin tones.

The Hydrafacial experience results in instantly gratifying glowing skin and a “gunkie” container that collects dead skin cells and debris that were extracted from the skin. We believe the instant gratification provided by our Hydrafacial treatment generates high consumer and provider affinity for our brand.

A summary of the Hydrafacial treatment is set forth below. In addition, consumers and providers can personalize their Hydrafacial treatments to target specific skin concerns or needs by adding customized chemical peels, various serums, LED light therapy, and/or lymphatic drainage. Furthermore, a Hydrafacial treatment can be applied to the neck/decolletage, back, hands, or other parts of the body.

Hydrafacial Treatment Steps
Step 1: Cleanse	Skin is cleansed through Vortex Fusion Technology, a specially designed tip, and a cleansing solution. The outermost layer of skin is exfoliated with a customized peel which removes dead skin cells.
Step 2: Extract	Extractions and removal of remaining debris is performed with Vortex Fusion Technology, a specialized tip, and proprietary solutions.
Step 3: Hydrate	Vortex Fusion Technology is paired with a specialized tip to deliver and infuse hyaluronic acid and antioxidants to the skin to nourish, hydrate, and protect.

Among consumers, the Hydrafacial experience has generated a high Net Promoter Score (“NPS”), a customer loyalty and satisfaction measurement assessed by asking customers how likely they are to recommend a certain product or service to others. Based on a study performed by a major consulting firm on our behalf, which surveyed over 1,000 Hydrafacial users, Hydrafacial received an NPS of 44, considered a best-in-class score as it is higher than the NPS for other skin care regimens that Hydrafacial users reported they also commonly used.

Hydrafacial Products

At the core of Hydrafacial’s product offering is Syndeo, the current generation Delivery System, and its associated Consumables. We believe each Delivery System provides an attractive return on investment to providers with a short payback period to recoup the cost of the Delivery System.

Syndeo

Syndeo is the current generation Hydrafacial Delivery System that launched in the United States in March 2022. The system is designed to elevate every part of the treatment and connects providers to consumers’ preferences to create more personalized experiences. The hardware and software in the Syndeo Delivery System has been fully updated and includes Wi-Fi connectivity and radio frequency identification (“RFID”). These technologies allow providers and us to collect data on Hydrafacial consumers to ultimately provide a better experience for them.

We expect to launch Syndeo in our EMEA and APAC markets in the first half of 2023. In the meantime, we are selling our Elite Tower Delivery System, our previous Delivery System model that was first launched in 2016, in the EMEA and APAC markets. Upon Syndeo’s launch in EMEA and APAC, we anticipate that we will no longer market our Elite Tower in our direct markets.

Consumables

Our Consumables consist of single-use tips, solutions, and serums used to provide a Hydrafacial treatment. The table below summarizes our Consumables product offering:

Hydrafacial Consumables
Consumable	Description	Replenishment Frequency
Tips	Patented, patterned caps placed on the handpiece of the Delivery System to create pneumatic suction and deliver solutions and serums to the skin	Minimum 3 single-use tips used per Hydrafacial experience
Solutions	Proprietary formulations of ingredients delivered at different steps of the Hydrafacial experience	4 bottle SKUs required to provide a Hydrafacial experience; the bottles provide for approximately 15 treatments
3 SKUs contain varying strength chemical peel treatments. The provider chooses which strength to use during treatment, and each SKU lasts 1-2 treatments.

Serums	Optional add-on to target specific skin concerns. Offering includes proprietary boosters co-developed via collaborations with various skincare brands.	1-2 treatments per serum vial

Product Development Pipeline

Boosters

A key differentiating factor of the Hydrafacial treatment is how we partner with leading skincare brands to co-develop boosters, an optional add-on serum that tailors a Hydrafacial treatment based on a consumer’s skincare concerns.

We do not believe there is another beauty health offering in the market that features leading third-party skincare brands on its platform. By leveraging the unique technologies of our partners, we believe our booster strategy allows us to innovate rapidly and cost effectively, staying current with dynamic skincare trends and gaining exposure to new consumers through our partner brands.

We currently offer a portfolio of approximately 20 boosters and intend to continue partnering with new brands internationally and locally to offer innovative and tailored booster products to our consumers.

Hydrafacial Nation App

A beta version of the Hydrafacial Nation app launched in 2021. The app is intended to allow consumers to learn about their skin health, discover which treatment options are right for them, and track their treatments over time. If a consumer elects to do so, the app will pair the consumer with Syndeo, allowing providers to share treatment details with the consumer and continue to build a 1:1 relationship outside of the treatment room.

Keravive

Keravive is a treatment for scalp health that includes an in-office component and a 30-day take home spray. The treatment is designed to cleanse, exfoliate, and hydrate the scalp, which helps lead to a healthier scalp and promotes healthier, thicker, and fuller-looking hair. We are evaluating the optimal re-launch strategy for Keravive and believe it will take time before sales of Keravive become a meaningful part of Hydrafacial’s business.

Hydrafacial Growth Strategy

Our growth strategy for Hydrafacial is predicated on our BeautyHealth flywheel strategy. First, we intend to expand our footprint by selling Delivery Systems and connected experiences to our community. The Syndeo Delivery System represents a milestone for us in connecting our community, introducing a digital experience by collecting data to better understand consumer and provider behaviors. With this data, we believe we will have meaningful opportunity to boost engagement and utilization via storytelling, branding, and gamification.

Second, we intend to invest in our providers as we enhance the overall consumer experience. We also intend to employ unique activation and engagement programs that empower beauty health professionals to expand their knowledge of our products, experiences, industry, and marketing, which we believe will help turn our providers into brand evangelists and advocates that provide first-class experiences to consumers.

Third, we intend to nurture our relationship with consumers to help build awareness and drive them to our providers. We will continue to pursue high return on investment opportunities within sales, marketing, and training to help catalyze our presence in business to consumer channels and expand our reach to consumers where they live, work, and play. These investments include a focus on growth marketing efforts to build campaigns in paid social, influencer and content marketing.

Lastly, we intend to build out our global infrastructure to support our growth ambitions and connected platform. We believe these investments should create degrees of operating leverage to accelerate our goal of increased profitability in the future.

Industry Overview

We are a pioneer and key player in the emerging category of beauty health, which represents the intersection of over-the-counter consumer beauty / wellness products with medical aesthetic / health products and procedures. Historically, these categories were viewed separately, but they are part of a spectrum aimed at helping consumers look and feel their best. The beauty / wellness industry sells widely accessible topicals, supplements, and digital tools. However, the market is a crowded and confusing space – the sheer volume of products can leave consumers overwhelmed by choice. On the other end of the spectrum, medical aesthetics offers more corrective and invasive products and procedures such as injectables and energy-based treatments. The high price tag and clinical setting of these treatments may serve as barriers to generating wider consumer demand. We seek to position ourselves not as a substitute for or competitor to either of these categories, but rather as the complimentary bridge linking the two categories. We believe that the consumer who follows a beauty and wellness regimen with topicals or supplements may someday graduate to medical procedures, while the medical aesthetics patient is almost certainly a loyal consumer of beauty topical products.

We don’t believe we have to be an “either/or” company (beauty or health/non-invasive or minimally invasive). Rather, we believe we are an “and” company. We intend to gather insights to inform our strategy as the consumer travels through the worlds of beauty and health, whether it be at home or in a provider’s office, allowing us to tailor increasingly engaging experiences that ultimately generate revenue. Many of our providers offer Hydrafacial treatments as a bundle with other procedures, such as injectables or energy-based treatments.

Manufacturing; Sourcing and Material

We outsource the manufacturing of many of our products to multiple contract manufacturers that are primarily located in North America, Europe, and Asia. However, the Hydrafacial Delivery Systems are assembled in our Long Beach, California manufacturing facility, where our quality assurance team monitors and ensures the integrity of the Delivery Systems we manufacture and conducts compliance audits. In the future, we plan to localize the assembly of delivery systems in the regions in which we operate, beginning with in-region manufacturing for China.

The components and raw materials used in our products are sourced from a variety of component and raw material suppliers. To provide products to customers on a timely, cost-effective basis, we review existing contract manufacturers and suppliers and evaluate new partners and suppliers periodically with the objectives of improving quality, increasing innovation, accelerating speed-to-market, maintaining supply sufficiency, and reducing costs. As we integrate acquired businesses, distributors, and/or brands, we will continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

We purchase components and raw materials for our products from various third parties and third-party contract manufacturers on a purchase order basis. We also purchase packaging components manufactured to our design specifications. We collaborate with our suppliers and contract manufacturers to ensure that they follow our established product design specifications and quality assurance programs. We also have our suppliers and contract manufacturers go through a vendor qualification and audit process to verify and ensure that they meet our manufacturing standards and expectations. We ensure our partners have the requisite experience to produce our products and accessories and develop relationships with them to maintain access to the resources needed to scale. To have control of supply and component pipelines, we own certain tooling and equipment required to manufacture our products.

While we have single supply relationships for certain of our key components, we try to mitigate related risks through various measures. We qualify alternative suppliers and manufacturers when possible, maintain controls and methods to mitigate risk through buffer maintenance, implement dual and/or co-sourcing, if needed, and develop contingency plans for responding to disruptions, such as maintaining inventory of single source components or leverage alternative freight modes that can have cost implications. However, given the current global supply and freight constraints driven by the COVID-19 pandemic, as well as natural disasters, we have faced, and may continue to face, challenges with various manufacturing related components and raw material shortages. Notwithstanding the foregoing, we believe that we currently have adequate sources of supply for all our products.

Distribution Facilities

We operate and distribute finished products from our leased distribution facilities in Long Beach, California. We also have a global network of fulfillment and distribution centers that supports our international customers. We regularly evaluate our distribution infrastructure and consolidate or expand our distribution capacity as we believe appropriate for our operations and to meet anticipated needs.

Research and Development

Our research and development team, which includes scientists, engineers, analysts, and other employees involved in product and packaging innovation, works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product line extensions, create new packaging concepts, and improve, redesign, or reformulate existing products. In addition, these research and development personnel work to identify recent trends using market intelligence and consumer needs to bring products to market.

We have increased our focus on innovation in Europe and in Asia, particularly in China, Japan, and South Korea to both support our growth internationally and to satisfy the demand for locally-relevant consumer products.

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

Sales and Marketing

Push and Pull Marketing

Our ability to effectively market our brand is critical to our operational success. Our marketing spend is based on a targeted “push and pull” marketing model that engages with both providers and consumers. On the “push” side, we intend to continue investing in training aestheticians and other providers (as further explained below), creating a loyalty program, and supporting other ongoing engagements.

Over the last few years, we have focused on developing the marketing “pull” side by creating consumer demand, which is expected to be one of the key elements of growth to lead to an increase in recurring revenue from our customers. This focus on business to consumer marketing began with our rebranding of Hydrafacial in 2017, which provided a unique, differentiated identity.

We believe transformational experiences are key to growing brand awareness. With aided brand awareness at 8%, we have focused on introducing our brand to highly targeted consumer growth markets around the world. We intend to continue our marketing activation efforts by using digital and location-based engagement.

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

Customers

The majority of our customers are providers within the professional medical industry (dermatologists, plastic surgeons, and medical spas), aesthetician, and beauty retail industry (spas, hotels, and other retailers). We currently sell approximately 66% of our Delivery Systems and Consumables into the professional medical channel. No individual customer accounted for 10% or more of our net sales in fiscal 2022. We expect that trend to continue on a global scale. In 2022, revenue derived from markets outside the United States and Canada comprised approximately 34% of total revenue. Going forward, we expect total revenue share from our global markets to increase as we continue to invest in expanding our global footprint in markets such as China, Japan, South Korea, and Europe.

Trademarks, Patents and Domain Names

As of December 31, 2022, we had 83 patents with 49 pending patent applications worldwide to protect Hydrafacial’s current and contemplated technology platform. Our patent portfolio covers key aspects of certain products, systems, and designs, including several issued U.S. patents directed to features of the Hydrafacial MD® liquid-based skin exfoliation system. The portfolio includes issued U.S. patents, which will begin to expire in 2026, directed to the manifold and console of the Hydrafacial MD® system and skin treatment tips used in the system.

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

Seasonality and Quarterly Results

Our business is subject to moderate seasonal fluctuations. We typically experience the highest revenues and operating income in the fiscal fourth quarter and lowest revenues and operating income in the first fiscal quarter. New product and service introductions can also impact net sales, cost of sales, and operating expenses. The timing of product and service introductions can also impact the Company’s net sales to its distribution channels as these channels are filled with new inventory following a product launch, and channel inventory of an older or similar product often declines as the launch of a newer product approaches. Net sales can also be affected when consumers and distributors anticipate a product introduction.

Additionally, the COVID-19 pandemic has had an impact on consumer behaviors worldwide resulting in changes in the seasonal fluctuations of our business, especially in China since the second fiscal quarter of 2022. Furthermore, as our business outside of the United States grows, seasonal fluctuations may smooth out. As a result, results for any interim period are not necessarily indicative of the results that may be achieved for the full fiscal year.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure the device’s safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”); facility registration and product listing; reporting of adverse medical events; and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, post-market surveillance, patient registries and recommendations set forth in FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification application under Section 510(k) of the FDCA before engaging in commercial distribution for the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, the sponsor must submit to the FDA a premarket notification submission demonstrating that the proposed device is “substantially equivalent” to, including that it is as safe and as effective as, a legally marketed predicate device. A predicate device is a legally marketed device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent through the 510(k) process, or a device that was granted marketing authorization via the De Novo classification process under section 513(f)(2) of the FDCA and not exempt from premarket notification requirements. Once submitted, the FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2023, the standard user fee for a 510(k) premarket notification submission is $19,125, with the fee being $4,781 for small businesses.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the applicant may resubmit another 510(k) clearance application with new data, request a risk-based classification determination for the device in accordance with the De Novo process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, request reclassification through reclassification petitions pursuant to 21 U.S.C. § 360c, or submit a PMA application.

After a device receives the 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or different intended use, will require a new 510(k) clearance or, depending on the modification, a PMA approval. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA application in the first instance, but the FDA may review such decision and may disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until such marketing authorization has been granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, or other regulatory actions from the FDA.

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

PMA Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2023 includes a standard application fee of $441,547.

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

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations that govern investigational device labeling and prohibit promotion of the investigational device while specifying an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted; used in supporting or sustaining human life; substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health; or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit the clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements. In some cases, an IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness; study plan; or the rights, safety or welfare of human subjects.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and complying with the prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. After a trial begins, the sponsor, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

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
•clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a new or different intended use of a cleared device, or approval of certain modifications to PMA-approved devices;
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

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in adverse inspection or audit reports such as Form 483 Notices of Inspectional Observations; the shut-down of, or restrictions on, manufacturing operations; recall, market withdrawal, or seizure of marketed products; or other enforcement actions by the FDA or other regulatory agencies. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following, among others:

•warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;
•recalls, withdrawals, or administrative detention or seizure of our products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) clearance or PMA approvals of new or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to permit importation of the manufacturer’s products through import detention or refusals, or import alerts;
•refusal to grant export approvals for our products; or
•criminal prosecution.

Regulation of Cosmetics

The FDCA defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and other FDA regulations. Cosmetics are not subject to pre-market approval by the FDA; however, certain ingredients, such as color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. If a company has not adequately substantiated the safety of its products or ingredients by, for example, performing appropriate toxicological tests or relying on already available toxicological test data, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products.

In addition, the FDA requires that cosmetic labeling and claims be truthful and not misleading, and cosmetics may not be marketed or labeled for use in treating, preventing, mitigating, or curing disease or other conditions or in affecting the structure or function of the body because such claims would render the products to be a drug and subject to regulation as a drug. The FDA has issued warning letters to cosmetic companies alleging improper drug claims regarding their cosmetic products, including, for example, product claims regarding hair growth or preventing hair loss. In addition to FDA requirements, the FTC as well as state consumer protection laws and regulations can subject a cosmetics company to a range of requirements and theories of liability, including similar standards regarding false and misleading product claims, under which FTC or state enforcement or class-action lawsuits may be brought.

In the United States, the FDA has not promulgated regulations establishing GMPs for cosmetics. However, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”) on December 29, 2022 that requires FDA to promulgate regulations relating to GMPs for cosmetics. The effective date for most of the MoCRA provisions is December 29, 2023. Specifically with regard to GMPs for cosmetics, FDA is required to promulgate the proposed rules by December 29, 2024, and final regulations by December 29, 2025. Subsequently, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. Until then, FDA’s existing draft guidance on cosmetic GMPs, most recently updated in June 2013 and other guidance such as the FDA’s Good Manufacturing Practice (GMP) Guidelines/Inspection Checklist from February 2022, will continue to provide guidance and recommendations related to process documentation, recordkeeping, building and facility design, and equipment maintenance and personnel. Compliance with these recommendations can reduce the risk that products will be adulterated or misbranded in violation of the FDCA and its regulations.

In addition to GMP requirements, MoCRA will bring on additional changes and updates to FDA’s cosmetics regulations. For example, cosmetic manufacturing and processing facilities will be required to be registered with FDA, and any products that are marketed after MoCRA’s effective date will need to be listed with FDA. Adulterated or misbranded cosmetic products will be subject to recalls that are mandated by FDA, similar to medical devices. In addition, a responsible person will be required to report any serious adverse events that result from the use of a cosmetic product manufactured, packaged, or distributed by the person, and the records relating to each adverse event report will be required to be kept for six years. Additionally, cosmetic labels will need to identify the responsible person for the purpose of serious adverse event reporting, and cosmetic labels will also need to identify fragrance allergens. The provisions relating to labels become effective on December 29, 2024.

The FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions, or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of product or to make changes to its manufacturing processes or product formulations or labels.

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

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU has now evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensure a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

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

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2024 under transitional provisions with a further ‘sell-off’ deadline by May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below. On January 6, 2023, the European Commission proposed a draft regulation to extend the transition periods under the EU Medical Devices Regulation for certain devices and thus extending the validity of the CE certificates that were issued under the EU Medical Devices Directive. The Commission also proposes to delete the ‘sell-off’ deadline. The draft amending regulation is subject to the accelerated adoption procedure of the European Parliament and Council.

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

The advertising and promotion of medical devices is subject to some general principles set forth in EU legislation as well as in national legislation of the EU Member States and industry codes of conduct. According to the EU Medical Devices Regulation, only devices that are CE-marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals.

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

UK Regulation of Medical Devices following Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the UK Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (“UK”) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. By July 1, 2024, in Great Britain, all medical devices will require a UK Conformity Assessed (“UKCA”) mark but CE marks issued by EU notified bodies will remain valid until this time. Manufacturers may choose to use the UKCA mark on a voluntary basis until June 30, 2024. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. In June 2022, the UK government published its response to the consultation regarding the new UK medical device regulatory framework which seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU AIMD and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2024, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

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

Under the EU Cosmetics Regulation, a product is considered to be a cosmetic if it is presented as protecting the skin, maintaining the skin in good condition or improving the appearance of the skin, provided that it is not a medicinal product due to its composition or intended use. By contrast, a substance or mixture intended to be ingested, inhaled, injected or implanted into the human body shall not be considered a cosmetic product, nor shall a product (i) the composition of which is such that it has a significant action on the body through a pharmacological, immunological or metabolic action; or (ii) for which medical claims are made. Legally, such a product is considered a medicinal product, not a cosmetic, in the EU. No test has been determined yet to determine the significance of the effect. A product may fall within the definition of both a cosmetic product and a medicinal product in which case the non-cumulation principle provides that the product will be regulated as a medicinal product (under the Medicinal Products Directive 2001/83/EC).

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

Information Technology

Information technology supports all aspects of our business, including our products, product development, marketing, sales, order processing, production, distribution, and finance. We continue to maintain and enhance our information technology systems in alignment with our long-term strategy. An increasing portion of our global information technology infrastructure is cloud-based. This allows for a more scalable platform to support current and future requirements and improves our agility and flexibility to respond to the demands of our business by leveraging more advanced technologies.

We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies across various aspects of our business. During fiscal 2022, we continued to respond to shifting employee, provider, and consumer behaviors driven by the COVID-19 pandemic, which included new, hybrid ways of working for our office-based employees. We invested in hardware, software, education and support structures to create engaging and collaborative work environments across our facilities, in both virtual and hybrid settings. We also continued to invest in new marketing and provider and consumer engagement capabilities globally with a focus on innovative digital experiences across our omnichannel landscape. Our strategy over the next few years includes continuing to build a strong and secure technology infrastructure to adapt to evolving business dynamics, which includes the expansion of our omnichannel capabilities, modernizing and upgrading our existing facilities to be powered by technology, and the utilization of data-driven analytics to optimize our supply and demand planning.

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

Environmental, Social and Governance Matters

We are committed to maintaining a strong sense of good corporate citizenship that places a high value on the welfare of our employees, the communities in which we operate, and the world as a whole. Highlights of each of these values are set forth below. These values are reflective of our commitment to Environmental, Social, and Governance (“ESG”) matters and are fundamentally embedded in our operations and culture. We believe effectively prioritizing and managing our ESG topics will create long-term value for our stakeholders, including our providers, consumers, suppliers, and partners, which in turn will create long-term value for our stockholders. We also believe that transparently disclosing the goals and relevant metrics related to our ESG topics will allow our stakeholders to be informed about our progress.

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

Human Rights

We endorse and respect the goals and principles of the United Nations (“UN”) Universal Declaration of Human Rights and the International Labor Organization Declaration on Fundamental Principles and Rights at Work.

This includes everyone’s right to life and liberty, the protection of law, and freedom from slavery and torture – within our operations and business relationships. We also seek to apply relevant sections of the UN Guiding Principles on Business and Human Rights.

While government authorities have the primary responsibility for protecting human rights, we believe we have a duty to respect the human, cultural, and legal rights of individuals and communities, and to avoid adverse human rights impacts through our own activities. This responsibility includes the fair treatment and meaningful involvement of all people, regardless of race, ethnicity, color, gender, gender identity, national origin, religion, sexual orientation or income level. In addition, we adhere to and comply with all local and national regulations in our operating areas and aim to respect the rights of all people within our spheres of influence.

Our commitment to many of these rights is articulated in our Code of Business Conduct and Ethics and other company policies. Our Code of Business Conduct and Ethics and related policies prohibit workplace harassment, violence or discrimination. These policies apply to our employee recruitment, training, development, compensation, performance management and benefits at the Company.

We also identify and proactively engage with stakeholders within or adjacent to our operations regarding potential risks, including human rights risks, and our response plans. Additionally, we are committed to ensuring that slavery, human trafficking, and other human rights violations do not exist in our supply chain or in any part of our business.

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

The policies we have developed are intended to:

•Offer guidance in understanding our policies, interpreting laws, and handling company-related issues and situations
•Foster clear, ethical behaviors and conduct to create an atmosphere of respect, trust, cooperation, and collaboration throughout the Company and our activities; and
•Provide clear and well-defined procedures by which our employees can easily obtain information, ask questions, and, if necessary, report any suspected violations of any of our business ethics policies.

In addition to abiding by all applicable laws, all management and employees are required to comply fully with our Code of Business Conduct and Ethics which sets forth the Company’s values, business culture, and practices.

A copy of our Code of Business Conduct and Ethics may be found on our website: www.beautyhealth.com under the heading “Governance”, and then “Documents & Charters”.

Corporate Governance

We are committed to ensuring strong corporate governance practices on behalf of our stockholders and other stakeholders. We believe strong corporate governance provides the foundation for financial integrity and stockholder confidence. Our Board of

Directors is responsible for the oversight of risks facing the Company, and our management is responsible for the day-to-day management of risk. Our Board of Directors, as a whole, directly oversees our strategic and business risk, including risks related to financial reporting, compensation practices, ESG, and product developments.

More information about our corporate governance features (including information about our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee) can be found in our annual proxy statement.

In addition, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee may be found in the “Investor Relations” section of our website: www.beautyhealth.com under the heading “Governance”, and then “Documents & Charters”.

Human Capital Resources

Employees

We have built a team of industry professionals focused on beauty health. As of December 31, 2022, we employed approximately 1,034 employees, of whom approximately 83% were salaried, with the remainder being compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Employees	% of Total Workforce
United States of America (1)	589	57%
APAC (Asia-Pacific)	227	22%
EMEA (Europe, Middle East, and Africa)	172	17%
Canada & Latin America	46	4%
Total	1,034	100%
__________
(1)    As of December 31, 2022, 350 of these employees were based in our Long Beach, California headquarters.

None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We believe we have good relations with our employees.

Talent Attraction and Development

Hiring, retaining, and developing the best talent globally is key to our success in sustaining long-term growth.

We employ targeted marketing practices through our careers website, which personalizes a user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using any device.

Our talent strategy is focused on employee engagement and investments in career development, as well as measuring, recognizing, and rewarding performance. Our investments include providing programs to ensure our employees are equipped with the right skillsets and knowledge, as well as providing opportunities to transfer to other functions or regions through short-term and long-term assignments. For instance, we provide our employees with a 3-5 day training program that informs and educates our employees about our business model, marketing strategies, and other related topics about our business operations. We believe these programs and opportunities create a pipeline of talent and leadership among our employees, while fostering a sense of shared ownership necessary to drive and deliver on our long-term strategy.

To enhance our culture and measure our human capital objectives, we regularly engage with our employees. We provide several mechanisms for our employees to provide their feedback, including direct discussions with managers, employee surveys, interactive town hall meetings, and team offsite meetings. Based on our review of employee feedback, we develop action plans and implement them to enhance employee satisfaction and to ensure alignment with our overall human capital strategy.

Workplace Practices and Policies

The Company is an equal opportunity employer committed to inclusion and diversity and to providing a workplace free of harassment or discrimination.

Diversity and Inclusion

As a beauty health company, we believe that it is important for our workforce to reflect the diversity of our consumers and be representative of the society in which we live. We firmly believe an inclusive work environment is essential for a successful and thriving business and enables us to better understand our consumers, drive innovation, and stimulate creativity. We recognize the importance of all types of diversity at leadership levels and throughout our organization.

Our objective in creating an environment of inclusion is to enhance our ability to attract and retain the best talent globally and promote a sense of belonging. We continuously encourage a culture of fairness, equal access to opportunities, including positions of leadership, and transparency in employment matters. We have enhanced our strategy in many areas including hiring, employee engagement, development, and talent management to further support diversity and inclusion across our organization. For instance, we have identified several priorities designed to guide our efforts in this matter such as increasing diverse representation throughout our organization, creating an environment where every employee feels included and valued for who they are, and promoting equal opportunity in recruitment, hiring, training, development, and advancement across our organization.

As of December 31, 2022, a breakdown of our workforce is as follows:

Employee Population	Race/Ethnicity		Gender
	% Minority (1)	% White	% Female	% Male
U.S. Workforce	57%	43%	67%	33%
U.S. Managers & Above	46%	54%	56%	44%
U.S. Officers	33%	67%	44%	56%
__________
(1)     In the United States, 55% of employees identified as Black or African American, Hispanic or Latino, American Indian, Alaska Native, Asian American, Native Hawaiian, or other Pacific Islander.

Compensation and Benefits

Consistent with our core values, our “Total Rewards” programs take care of our employees by offering competitive compensation and flexible, comprehensive benefits programs designed to attract, motivate, and retain world-class talent.

We continuously review and ensure our compensation packages are competitive across all of the markets in which we operate. For instance, in addition to base pay (which is based on specific circumstances, including role and experience, geographic location, and performance), we offer annual cash performance-based incentives and equity-based long-term incentive awards for eligible employees.

Our robust benefit programs, which vary by country, include basic and supplemental health and insurance benefits, health savings and flexible spending accounts, access to a personal health advocate, family leave, life and disability insurance, employee assistance programs, physical, mental and financial wellbeing programs, a U.S. employee stock purchase plan, retirement savings plans, and pet insurance, to name a few.

Workplace Health and Safety

We work to prioritize the health and welfare of our employees and our environment. The core elements of our employee health and safety strategy are risk analysis, incident management, documented processes, training, and occupational health. We continually strive to improve processes across field safety training, incident training, and professional investigations.

Throughout the height of the COVID-19 pandemic, we implemented health and safety protocols and modified our business practices to protect our employees. After our original plan was disseminated to our employees, additional updates from management have included the most up-to-date information from the U.S. Department of State, Center for Disease Control (“CDC”) and World Health Organization (“WHO”), and we have, at all times, encouraged employees to keep management informed of the need for any additional support. Our health and safety protocols specify several CDC-recommended measures to mitigate the spread of COVID-19 in the workplace, the importance of social and physical distancing and frequent handwashing, and that employees are to remain home if feeling unwell and self-quarantine following any possible exposure to the virus. In addition to these measures, we have increased sanitation procedures and updated our travel policy to ensure the safety of those employees who have resumed working in the office and those who travel for business.

We will continue to monitor mandates, guidelines, and recommendations issued by CDC, WHO, and local governments as they are released, and revise our health and safety protocols accordingly.

About Us

The Beauty Health Company (f.k.a. Vesper Healthcare Acquisition Corp.) was incorporated in the State of Delaware on July 8, 2020. On May 4, 2021, we consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The Hydrafacial Company (“Hydrafacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into Hydrafacial, with Hydrafacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Hydrafacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of Hydrafacial and each share of common stock and preferred stock of Hydrafacial was cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, we own 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination, we own, directly or indirectly, 100% of the stock of Hydrafacial and its subsidiaries and the stockholders of Hydrafacial as of immediately prior to the effective time of the First Merger (the “Hydrafacial Stockholders”) hold a portion of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”).

On May 6, 2021, we began trading under the ticker symbol “SKIN” on Nasdaq.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website free of charge at http://beautyhealth.com under “Financials—SEC Filings,” as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the Securities and Exchange Commission.

The Securities and Exchange Commission maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the website is www.sec.gov.

Item 1A. Risk Factors.

You should carefully consider the following risk in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks related to the beauty health industry

The beauty health industry is highly competitive, and if we are unable to compete effectively our results will suffer.

We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty health brands under ownership and standalone beauty and skincare brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty and skincare industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-

commerce initiatives and other activities. We must compete with a high volume of new product introductions as well as existing products by diverse companies across several different distribution channels.

Many of the multinational consumer companies that we compete with have greater financial, technical or marketing resources, longer operating histories, greater brand recognition or larger customer bases than we do and may be able to respond more effectively to changing business and economic conditions than we can. Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered, including through the use of large percentage discounts. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors may be better able to withstand these price reductions and lost sales.

It is difficult to predict the timing and scale of our competitors’ activities or whether new competitors will emerge in the beauty health industry. In recent years, numerous online, “indie” and influencer-backed beauty health companies have emerged and garnered significant followings. Further technological breakthroughs, including new and enhanced technologies that increase competition in the online retail market, new product offerings by competitors and the strength and success of our competitors’ marketing programs may impede our growth and the implementation of our business strategy.

Our ability to compete depends on the continued strength of our brand and products, the success of marketing, innovation and execution strategies, the continued diversity of product offerings, the successful management of new product introductions and innovations, strong operational execution, including in order fulfillment, and success in entering new markets and expanding our business in existing geographies. If we are unable to continue to compete effectively, it could have a material adverse effect on our business, financial condition and results of operations.

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

We have an established process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected results. For example, the acceptance of new product launches and sales to our providers may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price, or limited effectiveness of our marketing strategies. In addition, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products. We may also experience a decrease in sales of certain existing products as a result of newly launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.

Any damage to our reputation or brand may materially and adversely affect our business, financial condition and results of operations.

We believe that developing and maintaining our brand is critical and that our financial success is directly dependent on consumer perception of our brand. Furthermore, the importance of brand recognition may become even greater as our competitors offer more products that are similar to our products.

We have relatively low brand awareness among consumers when compared to other beauty health brands. Maintaining and enhancing the recognition and reputation of our brand is, therefore, critical to our business and future growth. Many factors, some of which are beyond our control, will impact our ability to maintain and enhance our reputation and brand, including our ability to comply with ethical, social, product, labor and environmental standards. Any actual or perceived failure in compliance with such standards could damage our reputation and brand.

The growth of our brand also depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Our ability to provide a high-quality consumer experience will depend, in part, on our ability to provide a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on our e-commerce websites.

The success of our brand may also suffer if our marketing plans or product initiatives do not have the desired impact on our brand’s image or our ability to attract consumers. Further, our brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products, failure to maintain product quality, product contamination, the failure to deliver consistently positive consumer experiences, or our products becoming unavailable to consumers.

If we are unable to preserve our reputation, enhance brand recognition and increase positive awareness of our products and Internet platforms, it may be difficult for us to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.

Our success depends, in part, on the quality, efficacy and safety of our products.

Any loss of confidence on the part of consumers in our products or in the ingredients used in or with our products, whether related to product contamination, truthfulness of the claims, product safety or quality failures (actual or perceived), inclusion of unlawful ingredients, or for any other reason, could tarnish the image of our brand and could cause consumers to choose other products. Allegations regarding any of the above, even if untrue, may require us to expend significant time and resources investigating and responding to such allegations and could, from time to time, result in a recall or market withdrawal of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and brand image. Following such recall or market withdrawal, we may decide to voluntarily or regulatory agencies may require us to implement a remedial plan or a set of corrective actions that require a significant investment of resources. Such events may result in potential disputes with our customers, vendors, or other third parties, resulting in significant expenditure of related fees and costs, loss of key relationships, and/or damage to our brand value and reputation.

We and/or our products may become subject to regulatory enforcement actions or civil litigation. We could lose sales or market share or become subject to boycotts or liability claims. In addition, third parties may sell counterfeit versions of some of our products. These counterfeit products may pose safety risks and they may fail to meet consumers’ expectations regarding our products’ safety and quality, resulting in damage to our reputation and business. Any of these outcomes could result in a material adverse effect on our business, financial condition and results of operations.

Our reputation and brand may be negatively affected if our customers do not use our Delivery System as intended.

We use a razor/razor blade business model. We sell our Vortex-Fusion Delivery System (the razor) to providers who then offer Hydrafacial treatments to their clients. We separately sell the Consumables (the razor blades), which consist of single-use tips, solutions, and serums used during a Hydrafacial treatment. Delivery Systems and Consumables can be bought together or separately, although the Delivery System is intended to be used solely with our solutions and serums. Notwithstanding this fact, we are aware of incidents where providers, who initially purchased authentic bottles of solutions and serums from us to be used with our Delivery System, have then subsequently refilled such bottles once they became depleted with unauthentic, and often times, less expensive solutions and serums from other companies. This practice not only results in lower net sales of our solutions and serums to us, but could also damage our image, reputation and/or the value of our brands, where the Hydrafacial treatment is diminished as a result of the use of these unauthentic products, and the provider’s client has been misled to believe such products are our authentic products. There could be further risk to our reputation if the solutions and serums passed off as Hydrafacial solutions and serums cause a negative reaction in such provider’s client.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook could adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dermatology or internal medicine offices and in medical spa facilities and spa facilities, a reduction in consumer spending on elective, non-urgent or higher value treatments, such as those offered by our providers, or a reduction in the demand for aesthetic services generally, each of which could have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling aesthetic technologies and doctors or aestheticians may postpone investments in capital equipment, such as our delivery systems. Increased market acceptance of all of our products and treatments will depend in part upon the recommendations of medical and aesthetics professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics and price compared to competing products and treatment methods.

We may experience declines in average selling prices of our products which may decrease our net revenues.

We provide volume-based discount programs to customers and may offer additional products purchased at a discounted price. In addition, we sell a number of products at different list prices that also differ based on regions and or country. Our average selling prices could be adversely affected: if we change our volume-based discount programs; if we introduce any price reductions or consumer rebate programs; if we expand our discount programs or participation in these programs increases; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue. Additionally, in response to the COVID-19 pandemic or any resurgence of COVID-19, as a result of a new variant or otherwise, we may find the need to discount the prices of our products to facilitate sales in uncertain times. Were any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may be reduced.

Risks related to our growth and profitability

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:
•drive demand in the brand;
•invest in digital capabilities;
•improve productivity in our retailers, U.S. medical spa facilities and U.S. spa facilities;
•implement the necessary cost savings to help fund our marketing and digital investments; and
•pursue strategic extensions that can leverage our strengths and bring new capabilities.

There can be no assurance that we can successfully achieve any or all of the above initiatives in the manner or time period that we expect. Further, achieving these objectives will require investments that may result in short-term cost increases with net sales materializing on a longer-term horizon and therefore may be dilutive to earnings. We cannot provide any assurance that we will realize, in full or in part, the anticipated benefits we expect our strategy will achieve. The failure to realize those benefits could have a material adverse effect on our business, financial condition and results of operations.

Our growth and profitability are dependent on a number of factors, and our historical growth may not be indicative of our future growth.

Our historical growth should not be considered indicative of our future performance. We may be unsuccessful in executing our growth strategy, and even if we achieve our strategic plan, we may be unable to sustain profitability. In future periods, our revenue could decline or grow more slowly than we expect. In addition, we may incur significant losses in the future for a number of reasons, including as a result of the following risks and the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays or other unknown factors:
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
•we may be affected adversely by events that cause consumers to question the safety and effectiveness of the entire category of products of which our products are a part;
•we may experience service interruptions, data corruption, cyber-based attacks or network security breaches that may result in the disruption of our operating systems or the loss of confidential information of our consumers;
•we may be unable to retain key members of our senior management team or attract and retain other qualified personnel; and
•we may be affected by any adverse economic conditions in the United States or internationally.

We may fail to realize all of the anticipated benefits of any entities that we acquire, such benefits may take longer to realize than expected or we may encounter significant difficulties integrating acquired businesses into our operations. If our acquisitions do not achieve their intended benefits, or do not achieve their intended benefits on our projected timelines, our business, financial condition, and results of operations could be materially and adversely affected.

We believe that businesses we acquire will provide certain benefits to us, including certain cost synergies and operational efficiencies; however, to realize these anticipated benefits, the businesses we acquire must be successfully combined with our business and operations. The integration of independent businesses is a complex, costly, and time-consuming process that requires significant management attention and resources. The integration process may disrupt our business or the businesses we acquire. Furthermore, the expected benefits to us from these acquisitions could be limited if the integration process is implemented ineffectively. If we fail to meet the challenges involved in integrating acquired businesses and realizing anticipated benefits from these acquisitions, we could experience an interruption of, or a loss of momentum in, our business, which could adversely affect our results of operations.

Some of the difficulties associated with combining the operations of companies include, among others, difficulties in:
•achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the combinations;
•integrating operations and systems; and
•conforming standards, controls, procedures, accounting and other policies, business cultures, and compensation structures among companies.

We may be unable to grow our business effectively or efficiently, which would harm our business, financial condition and results of operations.

Growing our business will place a strain on our management team, financial and information systems, supply chain and distribution capacity and other resources. To manage growth effectively, we must continue to: enhance our operational, financial and management systems, including warehouse management and inventory control; maintain and improve internal controls and disclosure controls and procedures; maintain and improve information technology systems and procedures; and expand, train and manage our employee base.

We may not be able to effectively manage our expansion in any one or more of these areas, and any failure to do so could significantly harm our business, financial condition and results of operations. Growing our business may make it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make the necessary overhead expenditures to accommodate our future growth, we may be unsuccessful in executing our growth strategy and our results of operations could suffer.

Acquisitions or investments could disrupt our business and harm our financial condition.

We frequently review acquisition and strategic investment opportunities that would expand our current product offerings, distribution channels, increase the size and geographic scope of operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will be able to identify suitable candidates or consummate these transactions on favorable terms. The process of integrating an acquired business, product or technology can create unforeseen operating difficulties, liabilities, expenditures and other challenges such as:
• potentially increased regulatory and compliance requirements;
• loss of customer and other business relationships;
• competitive responses;
• implementation or remediation of controls, procedures and policies at the acquired company;
• differences between legal and regulatory requirements between different geographical territories;
•diversion of management time and focus from operation of our then-existing business to acquisition integration challenges;
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

If we are unable to address these difficulties and challenges or other problems encountered in connection with any acquisition or investment, we might not realize the anticipated benefits of that acquisition or investment and we might incur unanticipated liabilities or otherwise suffer harm to our business generally.

To the extent that we pay the consideration for any acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our consolidated balance sheet, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any contemplated or future acquisition will occur.

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

Our operating results have fluctuated in the past and we expect our future quarterly and annual operating results to fluctuate for a variety of reasons. Some of the factors that could cause our operating results to fluctuate include:

•	limited visibility into, and difficulty predicting from quarter to quarter, the level of activity in our customers’ practices;
•	changes in geographic, channel or product mix;
•	weakness in consumer spending as a result of a slowdown in the global, U.S. or other economies;
•	higher manufacturing costs;
•	competition in general and competitive developments in the market;
•	changes in relationships with our customers and distributors, including timing of orders;
•
changes in the timing of when revenues are recognized, including as a result of the timing of receipt of product orders and shipments, the introduction of new products and software releases, product offerings or promotions, modifications to our terms and conditions or as a result of new accounting pronouncements or changes to critical accounting estimates;

•	fluctuations in currency exchange rates against the U.S. dollar;
•	our inability to scale, suspend or reduce production based on variations in product demand;
•	increased participation in our customer rebate or discount programs, which could adversely affect our average selling prices;
•	seasonal fluctuations in demand;
•	success of or changes to our marketing programs from quarter to quarter;
•	increased advertising or marketing efforts or aggressive price competition from competitors;
•	changes to our effective tax rate;
•
unanticipated delays or disruptions in the manufacturing process caused by insufficient capacity or availability of raw materials, turnover in the labor force or the introduction of new production processes, power outages or natural or other disasters beyond our control;

•	underutilization of our manufacturing facilities;
•	major changes in available technology or the preferences of our customers, which may cause our current product offerings to become less competitive or obsolete;
•	costs and expenditures in connection with litigation;
•	costs and expenditures in connection with the establishment of treatment planning and fabrication facilities in international locations;
•	costs and expenditures in connection with hiring and deployment of direct sales force personnel;
•
disruptions to our business due to political, economic or other social instability or any governmental regulatory or similar actions, including the impact of a pandemic such as the COVID-19 pandemic, any of which results in changes in consumer spending habits, consumers unable or unwilling to visit spas, as well as any impact on workforce absenteeism;

•	inaccurate forecasting of net revenues, production and other operating costs;
•	investments in research and development to develop new products and enhancements; and
•	timing of industry tradeshows.

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

We have a history of operating losses and may experience future losses.

We have yet to establish any history of profitable operations. We reported a loss from operations of $24.3 million during the fiscal year ended December 31, 2022. We expect to incur additional operating losses for the foreseeable future. Furthermore, our strategic plan will require a significant investment in product development, sales, marketing and administrative programs, which may not result in the accelerated revenue growth that we anticipate. As a result, there can be no assurance that we will ever generate substantial revenues or achieve or sustain profitability.

Risks related to our business operations

A disruption in our operations could materially and adversely affect our business.

As a company engaged in distribution on a global scale, our operations, including those of our third-party suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, supply chain disruptions, macroeconomic issues, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, changes in laws and regulatory requirements, as well as natural disasters, pandemics (such as the COVID-19 pandemic), border disputes, acts of terrorism and other external factors over which we and our third-party suppliers, brokers and delivery service providers may have no control.

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

Our insurance coverage may not be sufficient to cover the full extent of any loss or damage to our manufacturing facilities or distribution centers, and any loss, damage of or disruption to those facilities, or loss or damage of the inventory stored there, could materially and adversely affect our business, financial condition and results of operations.

The COVID-19 global pandemic and related government, private sector and individual consumer responsive actions have adversely affected, and other pandemics and responses to them may also adversely affect our business, financial condition and results of operations.

Since early 2020, the world has been, and continues to be, impacted by the novel coronavirus (COVID-19) and its variants. Related government and private sector responsive actions, as well as changes in consumer spending behaviors, have adversely affected and may continue to adversely affect our business, financial condition and results of operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic, including any resurgence of the COVID-19 virus as a result of a new variant or otherwise. While our suppliers and distribution centers currently remain open, there is a risk that any of these facilities (i) may become less productive or encounter disruptions due to employees at the facilities becoming infected with the COVID-19 virus and/or (ii) are no longer allowed to operate based on directives from public health officials or government authorities. Additionally, there is a risk of decreased, or further decreased, demand if our provider facilities are no longer allowed to operate based on directives from public health officials or government authorities.

In addition to the COVID-19 pandemic, other pandemics may result from other pathogens in the future, resulting in adverse impacts that are similar to the above or worse on our business plans or operations. Emergence of pandemics may require us to have many of our personnel work remotely, and it is possible that this could have a negative impact on the execution of our business plans and operations. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote working may also result in consumer privacy, information technology (“IT”) security and fraud concerns as well as increase our exposure to potential wage and hour issues. The extent to which the COVID-19 pandemic or other future pandemics impact our and our vendors’ operations and results will depend on future developments, which are highly uncertain and cannot be predicted.

Our success depends, in part, on our retention of key members of our senior management team, whose continued service is not guaranteed, ability to manage the transition of our Chief Executive Officer and ability to attract and retain qualified personnel.

Our success depends, in part, on our ability to retain our key employees, including our executive officers, our senior management team and our development, operations, finance, sales and marketing personnel, whose continued service is not guaranteed. In particular, our executive officers are important to our success for many reasons, including that each has a national or regional reputation in our industry and the investment community that attracts investors, business and investment opportunities to the Company. If we lost their services, our business and investment opportunities and our relationships with existing and prospective customers and industry personnel could suffer. Many of our other senior employees also have strong industry reputations. The loss of any of these key personnel could result in the loss of these and other benefits and could also materially and adversely affect our results of operations.

Andrew Stanleick was appointed as our Chief Executive Officer and a member of our board of directors, effective as of February 7, 2022. Although Mr. Stanleick has held a number of senior management positions and has extensive multi-channel marketing, branding, and deep digital experience, he had not served as the chief executive officer of a U.S. publicly traded company before joining the Company in that role. Our future performance will depend, in part, on the successful performance of Mr. Stanleick as our chief executive officer. Furthermore if we do not successfully manage our chief executive officer transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business.

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

We rely on a number of third-party suppliers, distributors and other vendors, and they may fail to produce products or to provide services that are consistent with our standards or applicable regulatory requirements, which could harm our brand reputation, cause consumer dissatisfaction or require us to find alternative suppliers of our products or services.

We use multiple third-party suppliers based in the United States and overseas to source substantially all of our products. We engage third-party suppliers on a purchase order basis and are not party to long-term contracts with any of them. The ability of these third parties to supply our products may be affected by competing orders placed by other persons and the demands of those persons. In addition, their abilities may be impacted adversely if any regulatory agencies, such as the FDA, brings any enforcement actions for legal or regulatory non-compliance. If we experience significant increases in demand or need to replace a significant number of existing suppliers, there can be no assurance that the additional supply capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier will allocate sufficient capacity to us in order to meet our requirements.

In addition, the use of ingredients and delivery of products that do not meet our quality control standards and specifications or fail to comply with applicable laws or regulations, could harm our business. These quality control problems could result in: regulatory action, such as restrictions on importation of certain products; the use of products of inferior quality; or product stock outages or shortages. Each of these outcomes could harm our sales and create inventory write-downs for unusable products.

We have also outsourced significant portions of our distribution process overseas, as well as certain technology-related functions, to third-party service providers. Specifically, we rely on third-party distributors to sell products in a number of foreign countries, and our international warehouses and distribution facilities are managed and staffed by our third-party distributors. We also utilize a third-party hosting and networking provider to host our e-commerce websites. The failure of one or more of these third parties to provide the expected services on a timely basis, or at all, or at the prices we expect, or the costs and disruption incurred in changing these outsourced functions to being performed under our management and direct control or that of a different third-party, may have a material adverse effect on our business, financial condition and results of operations. We are not party to long-term contracts with some of our distributors, and upon expiration of our existing agreements with them, we may be unable to renegotiate the terms on a commercially reasonable basis, or at all.

We also rely on providers and estheticians to promote our treatments, but they are not under any contractual obligations to do so or continue to do so.

Further, our third-party suppliers and distributors may:
•    be subject to potentially increased regulatory and compliance requirements;
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
•    encounter increases in raw material or labor costs that may affect our procurement costs;
•    disclose our confidential information or intellectual property to competitors or third parties;
•    engage in activities or employ practices that may harm our reputation; or
•    work with, be acquired by, or come under control of, our competitors.

The occurrence of any of these events, alone or together, could have a material adverse effect on our business, financial condition or results of operations. In addition, such problems may require us to find new third-party suppliers or distributors, and there can be no assurance that we would be successful in finding third-party suppliers or distributors meeting our standards of innovation and quality.

The management and oversight of the engagement and activities of our third-party suppliers and distributors requires substantial time, effort and expense of our employees, and we may be unable to successfully manage and oversee the activities of our third-party suppliers and distributors. If we experience any supply chain disruptions caused by our inability to locate suitable third-party suppliers, or if our raw material suppliers experience problems with product quality or disruptions or delivery of the raw materials or components used to make our products, our business, financial condition and results of operations could be materially and adversely affected.

We maintain single supply relationships for certain key components, and our business and operating results could be harmed if supply is restricted or ceases or the price of raw materials used in our manufacturing process increases.

We are dependent on sole suppliers or a limited number of suppliers for certain components that are integral to our finished products. If these or other suppliers encounter financial, operating, legal, regulatory or other difficulties or if our relationship with them changes, we may be unable to quickly establish or qualify replacement sources of supply and could face production interruptions, delays and inefficiencies. In addition, technology changes by our vendors could disrupt access to required manufacturing capacity or require expensive, time consuming development efforts to adapt and integrate new equipment or processes. Our growth may exceed the capacity of one or more of these suppliers to produce the needed equipment and materials in sufficient quantities to support our growth. Any one of these factors could harm our business and growth prospects.

We rely on third-party delivery service providers.

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

These interruptions or failures may be due to unforeseen events that are beyond our control or the control of our third-party delivery service providers, such as inclement weather, natural disasters or labor unrest, among others. If our products are not delivered on time or are delivered in a damaged state, providers and customers may refuse to accept our products and have less confidence in our services, which could negatively impact our business, financial condition and results of operations.

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

Our business requires us to manage a large volume of inventory effectively. We depend on our forecasts of demand for, and popularity of, various products to make purchase decisions and to manage our inventory of stock-keeping units. Demand for products, however, can change significantly between the time inventory or components are ordered and the date of sale. Demand may be affected by seasonality, new product launches, rapid changes in product cycles and pricing, product defects, promotions, changes in consumer spending patterns, changes in consumer tastes with respect to our products, competitors’ product launches, and other factors, and our consumers may not purchase products in the quantities that we expect. It may be difficult to accurately forecast demand and determine appropriate levels of product or componentry. If we fail to manage our inventory effectively or negotiate favorable credit terms with third-party suppliers, we may be subject to a heightened risk of inventory obsolescence, a decline in inventory values, and significant inventory write-downs or write-offs. In addition, if we are required to lower sale prices in order to reduce inventory level or to pay higher prices to our suppliers, our profit margins might be negatively affected. Any of the above may materially and adversely affect our business, financial condition and results of operations.

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

We manufacture and assemble the majority of our delivery systems at one site in California and if that site were to become compromised or damaged, our ability to continue to manufacture and assemble our products would be negatively affected.

One of our sites in California manufactures and assembles the vast majority of our delivery systems. Another site in California fills the majority of our consumable products and these items are kitted at the first site. If either of these sites were shut down or damaged by natural disaster, fire, social unrest, government regulation or other causes, our operations would be negatively impacted. In that situation, our ability to manufacture our products would be impaired and our ability to distribute to and service our customers would be impaired, which could materially and adversely affect our business, financial condition and results of operations and possibly our reputation.
We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of and retain our sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our direct sales professionals worldwide. We do not have any long-term employment contracts with members of our direct sales force and the loss of the services provided by these key personnel may harm our business. We train our existing and recently recruited sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products and increase the revenue from our customers. To provide more comprehensive sales and service coverage, we continue to increase the size of our sales force to pursue growth opportunities within and outside of our existing geographic markets.

It may take time for the sales professionals to become productive, and there can be no assurance that recently recruited sales professionals will be adequately trained in a timely manner, that our direct sales productivity will improve or that we will not experience significant levels of attrition in the future. As a result, either our net revenues or our ability to maintain market share could be materially harmed if: we are unable to retain our direct sales personnel or quickly replace them with individuals of equivalent technical expertise and qualifications; we are unable to successfully instill technical expertise in new and existing sales representatives; we fail to establish and maintain strong relationships with our customers; or if our efforts at specializing our selling techniques do not prove to be successful and cost-effective.

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

Risks related to our financial condition

Our business could also be adversely affected by our inability to repay or refinance existing debt.

As of the filing date of this Annual Report on Form 10-K, we are in compliance with all of our debt covenants. However, we may be unable to satisfy financial covenants in the future, which could materially and adversely affect our ability to finance future operations, such as acquisitions or capital needs. If our earnings substantially decrease or we are unable to obtain future financings on terms acceptable to us, it is possible that we would be unable to make payments of principal and interest due under our credit agreement with JPMorgan Chase Bank, N.A. and/or our 1.25% Convertible Senior Notes due 2026 (the “Notes”), resulting in a default under such agreements. A default under our credit facility or the Notes, among other things, would trigger the counterparty’s ability to immediately demand payment without any further action or notice by such party.

If we are unable to repay in full or refinance our debt obligations on commercially reasonable terms, or at all, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt obligations.

If our cash from operations is insufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially and adversely affected.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. We may also require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives, investments or acquisitions it may decide to pursue. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay marketing initiatives, investments, acquisitions and capital expenditures or to dispose of material assets or operations, to sell our equity or debt securities, or to restructure or refinance our indebtedness. Our credit facilities may restrict our ability to take these actions, and we may be unable to affect any such alternative measures on commercially reasonable terms, or at all. The sale of our equity securities would result in dilution to our existing stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and operating and financing covenants that could restrict our operations. If additional financing is unavailable to us in amounts or on terms acceptable to us, our business, financial condition and results of operations could be adversely affected.

Furthermore, if we cannot make scheduled payments on our debt, the lenders under our credit agreement may terminate their commitments to loan money to us under our revolving credit facility, and our lenders under our credit agreement can declare all outstanding principal and interest to be due and payable and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation.

The terms of our credit agreement and senior notes require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Our credit agreement with JPMorgan Chase Bank, N.A. contains various restrictive covenants subject to certain exceptions, including limitations on our ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter our fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. Similarly, the Indenture governing the Notes contains certain restrictive covenants including covenants restricting our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and our subsidiaries. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Furthermore, a failure to satisfy these covenants would constitute an event of default under the respective agreement.

If in the future we raise additional capital through debt financing, the terms of any new debt arrangements could further restrict our ability to operate our business by imposing significant restrictions on our operations, including restrictive covenants such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to pay dividends, limitations on our ability to acquire or license intellectual property rights, and other operating restrictions.

Our ability to use any net operating loss carryforwards and certain other tax attributes may be limited.

U.S. federal, state, and local net operating loss carryforwards and certain tax credits, if any, may be subject to significant limitations under Section 382 and Section 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), respectively, and similar provisions of state and local law. Under those sections of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change attributes to offset post-change income or tax may be limited. In general, an “ownership change” will occur if there is a cumulative change in a corporation’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state or local tax laws. We believe that an “ownership change” for purposes of Section 382 and Section 383 of the Code occurred as a result of the transactions undertaken by us in connection with the Business Combination.

As a result, if we earn net taxable income, our ability to use our pre-ownership change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of our net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase our state taxes owed.

Changes in tax law, our tax rates or our exposure to additional income tax liabilities or assessments could materially and adversely affect our business, financial condition and results of operations.

We are subject to changing tax laws and policies, and changes in interpretations of existing tax laws, both within and outside of the United States, and tax authorities are increasingly scrutinizing the tax positions of companies. For example, the Tax Cuts and Jobs Act (“2017 Tax Act”) and the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) remain unclear in many respects. As such, the 2017 Tax Act and the CARES ACT could be subject to potential amendments and technical corrections or be subject to interpretation and implementing regulations by the U.S. Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse tax effects of the 2017 Tax Act or the CARES Act. In addition, on August 16, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022, which contained provisions effective January 1, 2023, including a 1% excise tax on stock repurchases that could increase our future tax liability.

U.S. federal, state, and local governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are considering or proposing changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted. The likelihood of any such changes being enacted or implemented is unclear and we are currently unable to predict whether any such changes will occur and, if so, the ultimate impact on our business.

Our effective tax rate may vary significantly from period to period.

Various internal and external factors may have favorable or unfavorable effects on our future effective tax rate. These factors include, but are not limited to, changes in legal entity structure or activities performed within our entities, changes in tax laws, regulations /or rates, new or changes to accounting pronouncements, changing interpretations of existing tax laws or regulations, changes in the relative proportions of revenues and income before taxes in the various jurisdictions in which we operate that have differing statutory tax rates, changes in overall levels of pretax earnings, the future levels of tax benefits of stock-based compensation, settlement of income tax audits and non-deductible goodwill impairments.

Fluctuations in currency exchange rates may negatively affect our financial condition and results of operations.

Exchange rate fluctuations may affect the costs we incur in our operations. The main currencies to which we are exposed are the British pound, the Canadian dollar and the EU euro. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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

While we currently generate cash flows from our ongoing operations and have had access to credit markets through our various financing activities, credit markets may experience significant disruptions. Deterioration in global financial markets could make future financings difficult or more expensive. If any financial institution party to our credit facilities or other financing arrangements were to declare bankruptcy or become insolvent, they may be unable to perform under their agreements with us. This scenario could leave us with reduced borrowing capacity, which could have a material adverse effect on our business, financial condition and results of operations.

Risks related to information technology and cybersecurity

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

Our e-commerce operations are important to our business. Our e-commerce websites serve as effective extensions of our marketing strategies by introducing potential new consumers to our brand, product offerings, providers and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brand’s reputation.

We must successfully maintain and upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

We have identified the need to expand and improve our information technology systems and personnel to support historical and expected future growth. As such, we are in the process of implementing, and will continue to invest in and implement, modifications and upgrades to our information technology systems and procedures, including replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality, hiring employees with information technology expertise and building new policies, procedures, training programs and monitoring tools. These types of activities subject us to inherent costs and risks associated with replacing and changing information technology systems, including the potential impairment of our ability to leverage our e-commerce channels or fulfill provider and customer orders, the potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, acquisition and retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current information technology systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, difficulties with implementing new technology systems, delays in our timeline for planned improvements, significant system failures, or our inability to successfully modify our information systems to respond to changes in our business needs may cause disruptions in our business operations and have a material adverse effect on our business, financial condition and results of operations.

If we fail to adopt new technologies or adapt our e-commerce websites and systems to changing consumer demands or emerging industry standards, our business may be materially and adversely affected.

To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our information technology, including our e-commerce websites and mobile applications. Our competitors are continually innovating and introducing new products to increase their consumer base and enhance user experience. As a result, in order to attract and retain consumers and compete against our competitors, we must continue to invest resources to enhance our information technology and improve our existing products and services for our consumers. The Internet and the online retail industry are characterized by rapid technological evolution, changes in consumer demands and preferences, frequent introductions of new products and services embodying new technologies and the emergence of new industry standards and practices, any of which could render our existing technologies and systems obsolete. Our success will depend, in part, on our ability to identify, develop, acquire or license leading technologies useful in our business, and respond to technological advances and emerging industry standards and practices in a cost-effective and timely way. The development of our e-commerce websites and other proprietary technology entails significant technical and business risks. There can be no assurance that we will be able to properly implement or use new technologies effectively or adapt our e-commerce websites and systems to meet consumer demands or emerging industry standards. If we are unable to adapt in a cost-effective and timely manner in response to changing market conditions or consumer demands, whether for technical, legal, financial or other reasons, our business, financial condition and results of operations may be materially and adversely affected.

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

We have in place certain technical and organizational measures designed to maintain the security of critical proprietary, personal, employee, provider and financial data. Despite implementation of such measures, our information technology systems, as well as those of our service providers and of third parties with which we have relationships, could still be vulnerable to failure or damage from computer viruses and other malware (e.g., ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes and earthquakes), terrorism, war, fire, and telecommunication or electrical failures. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting our business operations or communications infrastructure through denial-of-

service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and these attacks are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for extended periods. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Even though we do not believe that we have experienced any significant security incident to date, we cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future. In addition, certain regulatory agencies such as the FDA require compliance with certain regulatory standards for cybersecurity and submission of certain information regarding cybersecurity measures during premarket reviews. Failure to comply with requirements relating to cybersecurity measures could jeopardize our product clearance or authorization from such agencies or subject us to other government agency enforcement action.

Furthermore, any third parties that could gain unauthorized access to our information technology systems may engage in various other illegal activities using information obtained from such access, including credit card fraud or identity theft, which may cause additional harm to us, our consumers or our brand. We may also be vulnerable to error or malfeasance by our own employees or other insiders with access to our information technology systems. Third parties may attempt to fraudulently induce our or our service providers’ employees or consultants to misdirect funds or to disclose information in order to gain access to personal data about our consumers or website users that we maintain. In addition, we have limited control or influence over the security policies or measures adopted by third-party providers of online payment services through which some of our consumers may elect to make payment for purchases at our e-commerce websites. We must have a designated employee to oversee cybersecurity operations and maintain a data security/information security program with specific measures, employee training, comprehensive risk assessments, vendor contract requirements, and timely data disposal. Contracted third-party delivery service providers may also violate their confidentiality or data processing obligations and disclose or use information about our consumers inadvertently or illegally.

If a material security breach were to occur, our reputation and brand could be damaged, and we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, including our potential exposure to litigation or regulatory action and an increased risk of loss and liability. If a security breach were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and security laws. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security, financial, cyber and other laws and cause significant legal and financial exposure, negative publicity, and a loss of confidence in our security measures, each of which could have a material adverse effect on our business, financial condition and results of operations.

Although we maintain cyber liability insurance, we cannot be certain that our insurance coverage will be adequate for all breach-related liabilities or that such insurance will continue to be available to us on acceptable terms, or at all, or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures, and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber-attacks) and the mishandling of data by our employees and third-party service providers, then our reputation, business, results of operations and financial condition could be adversely affected.

Payment methods used on our e-commerce websites subject us to third-party payment processing-related risks.

We accept payments from our consumers using a variety of methods, including online payments with credit cards and debit cards issued by major banks, payments made with gift cards processed by third-party providers and payments through third-party online payment platforms such as PayPal, Afterpay and Apple Pay. We also rely on third parties to provide payment processing services. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower our profit margins. We may also be subject to fraud and other illegal activities in connection with the various payment methods we offer, including online payment options and gift cards. Transactions on our e-commerce websites are card-not-present transactions, so they present a greater risk of fraud. Criminals are using increasingly sophisticated methods to engage in illegal activities such as unauthorized use of credit or debit cards and bank account information. Requirements relating to consumer authentication and fraud detection with respect to online sales are complex. We may ultimately be held liable for the unauthorized use of a cardholder’s card number in an illegal activity and be required by card issuers to pay charge-back fees. Charge-backs result not only in our loss of fees earned with respect to the payment, but also leave us liable for the underlying money transfer amount. If our charge-back rate becomes excessive, card associations may require us to pay fines or refuse to process our transactions. In addition, we may be subject to additional fraud risk if third-party service providers or our employees fraudulently use consumer information for their own gain or facilitate the fraudulent use of such information. Overall, we may have little recourse if we process a criminally fraudulent transaction.

We are subject to payment card association operating rules, certification requirements, including the Payment Card Industry Data Security Standard (“PCI DSS”), including the new standards required under PCI DSS 4.0, and various rules, regulations and requirements governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. Our or our vendors’ actual or perceived failure to comply with PCI DSS or to meet other payment card standards may result in card brands imposing financial penalties or allocating costs of fraudulent charges to us. As our business changes, we may also be subject to different rules under existing standards, which may require new assessments that involve costs above what it currently pays for compliance. If we fail to comply with the rules or requirements of any third-party provider of a payment method we accept, or if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, or if security requirements for multi-factor authentication, passwords and encryption standards to prevent theft and malware are inadequate, among other things, we may be subject to fines and higher transaction fees or lose our ability to accept credit and debit card payments from our consumers, process electronic funds transfers or facilitate other types of online payments, and our reputation and our business, financial condition and results of operations could be materially and adversely affected.

Risks related to conducting business internationally

International sales and operations comprise a significant portion of our business, which exposes us to foreign operational, political and other risks that may harm our business.

We generate an increasing share of our revenue from international sales and maintain international operations, including supply and distribution chains that are, and will continue to be, a significant part of our business. Since our growth strategy depends in part on our ability to penetrate international markets and increase the localization of our products and services, we expect to continue to increase our sales and presence outside the United States, particularly in markets we believe to have high-growth potential. However, the substantial up-front investment required to enter new markets, the lack of consumer awareness of our products in certain jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new jurisdictions, and make the success of our international efforts uncertain.

As a result of our international operations, we must hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to marketing, sales management, and sales personnel, we may experience difficulties in sales productivity in foreign markets.

Moreover, our international operations expose us to other risks and uncertainties that are customarily encountered in non-U.S. operations and that may have a material effect on our results of operations and business as a whole, including:
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
•    increased or more stringent import and export controls, license requirements and restrictions;
•    difficulties in controlling production volume and quality of the manufacturing process;
•    acts of terrorism and acts of war;

•    general geopolitical instability and the responses to it, such as the possibility of economic sanctions, trade restrictions and changes in tariffs, such as the recent economic sanctions implemented by the United States against China and Russia and tariffs imposed by the United States and China;
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

If any of the risks outlined above materialize in the future, we could experience production delays and lost or delayed revenues, among other potential negative consequences, which could materially impact our international operations and adversely affect our business as a whole.

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

We currently source components in China and do not have substantial alternatives to those suppliers. We also utilize warehouse services provided by our third-party distributors. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers, continue to increase significantly. In addition, our suppliers may be unable to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, including paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Moreover, the Chinese government may impose additional regulations regarding ingredients and composition and these regulations may affect our products. The government may regulate or apply a substantially different set of requirements to our products than anticipated, in which case we may need to invest a significant amount of resources and time before we can commercialize our products in the country. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Operating in China also exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, employee benefits, hygiene supervision and other matters. In addition, we or our suppliers may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In other cases, we may be forced to expend a significant amount of resources to obtain the requisite legal permits, such as clinical trials, or otherwise be required to forfeit such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China. Furthermore, the third parties that we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

Recent and potential additional tariffs imposed by the United States government on certain imports or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.

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

Risks related to environmental, social, and governance issues

Climate change and governmental actions to reduce such change may disrupt our operations and/or reduce consumer demand for our products.

Climate change could impact our business in various ways. Government action to reduce climate change such as the introduction of a carbon tax, land use regulations or product composition regulations that restrict or ban certain greenhouse gas intensive ingredients, could impact our business through higher costs or reduced flexibility of operations. Market risks associated with the energy transition and rising energy prices could disrupt our operations and increase costs. Physical environment risks such as water scarcity could impact our operations or reduce demand for our products that require water during consumer use. Increased frequency of extreme weather events such as high temperatures, hurricanes or floods could cause increased incidence of disruption to our supply chain, manufacturing and distribution network. If we do not take action, climate change could result in increased costs, reduced profit and reduced growth.

Increased scrutiny from investors and others regarding our environmental, social, governance, or sustainability, responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the ESG or “sustainability” practices of companies, including those associated with climate change. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted based on an assessment of our ESG practices. Any sustainability report that we publish or other sustainability disclosures we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, product quality, supply chain management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our customers and suppliers to do business with us.

Risks related to evolving laws and regulations and compliance with laws and regulations

New laws, regulations, enforcement trends or changes in existing regulations governing the introduction, marketing and sale of our products to consumers could harm our business.

There has been an increase in regulatory activity and activism in the United States and abroad, and the regulatory landscape is becoming more complex with increasingly strict requirements. If this trend continues, we may find it necessary to alter some of the ways we have traditionally manufactured and marketed our products in order to stay in compliance with a changing regulatory landscape, and this could add to the costs of our operations and have an adverse impact on our business. To the extent federal, state, local or foreign regulatory changes regarding licensing, distribution, consumer protection, or the ingredients, claims or safety of our products occurs in the future, they could require us to obtain additional licenses and registrations, reformulate or discontinue certain of our products, revise the product packaging or labeling, or adjust operations and systems, any of which could result in, among other things, increased costs, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable regulations, including those for medical devices, could result in enforcement action by the FDA or other regulatory authorities within or outside the United States, including state and local regulatory authorities, with actions including but not limited to product seizures, injunctions, product recalls and criminal or civil monetary penalties, all of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

For example, Congress enacted MoCRA on December 29, 2022, which directed FDA to implement a set of new regulatory requirements that previously were not applicable to cosmetic products. Pursuant to MoCRA, FDA will subject the manufacturers and cosmetic products to requirements such as facility registration and product listing requirements, compliance with certain GMP requirements, adverse event reporting requirements, and other labeling requirements. Many of the requirements will become applicable on December 29, 2023, although some of the requirements, such as those relating to labeling, will become applicable in 2024 and 2025. Moreover, depending on how we market the products, they could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs or as medical device accessories, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the premarket, post market and manufacturing requirements applicable to drugs and medical devices. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug or medical device products but we are unable to comply with the applicable requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our products and any related interruption in the marketing and sale of these products by any regulatory agencies, such as the FDA, could damage our reputation and image in the marketplace.

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

Before a new medical device, or a new use of, or claim for, an existing medical device product can be marketed in the United States, it must first receive marketing authorization from the FDA unless it is exempt. The FDA marketing authorizations for medical devices include a clearance of a premarket notification under Section 510(k) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) (or a 510(k) clearance) or premarket approval of a Premarket Approval application. Some devices may be exempt from 510(k) clearance, receive enforcement discretion from the FDA or may receive marketing authorization through the de novo classification pathway. Authorization processes can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can last longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. Our future products and enhancements or changes to products may require new 510(k) clearance, premarket approval, authorization from the FDA or listing with the FDA, as well as state licenses as may be applicable to the manufacturing or distribution of medical devices. The currently marketed medical devices are marketed pursuant to 510(k) clearances we have obtained or are exempt from the requirement to obtain such clearance or other form of marketing authorization.

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

In the EU, until May 25, 2021, medical devices were regulated by the Council Directive 93/42/EEC (the “Medical Devices Directive”), which has been repealed and replaced by Regulation (EU) No 2017/745 (the “Medical Devices Regulation”) which became effective on May 26, 2021. Our current certificates have been granted and renewed under the Medical Devices Directive. The Medical Devices Regulation provides for a transition period to extend the validity of CE certificates issued under the Medical Device Directive until May 26, 2024, and also contains an additional ‘sell-off' period which allows for the further making available until May 26, 2025 of medical devices which are placed on the market before May 26, 2021 or during the transition period and which are still in the supply chain when the transition period has ended. The transition and sell-off periods are subject to conditions, in particular, that the certificate in question must still be valid. In addition, as of May 26, 2021, manufacturers must comply with the Medical Devices Regulation requirements applying in place of the corresponding requirements of the Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, market surveillance and vigilance requirements. On January 6, 2023, the European Commission proposed a draft regulation to extend the transition periods under the EU Medical Devices Regulation for certain devices and thus extending the validity of the CE certificates that were issued under the EU Medical Devices Directive, as well as to delete the current “sell-off” deadline. The draft amending regulation is subject to the accelerated adoption procedure of the European Parliament and Council.

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

Our facilities are subject to regulation under the FDCA and FDA implementing regulations governing the manufacture of our products. If we fail to comply with federal, state and foreign regulations, our manufacturing operations could be halted, and our business would suffer.

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

The use, misuse or off-label use of our products may harm our reputation or the image of our products in the marketplace, result in injuries that lead to product liability suits, which could be costly to the business, or result in legal sanctions if we are deemed or alleged to have engaged in the promotion of such off-label uses – i.e., off-label promotion.

Our medical device products are either exempt from marketing authorization requirements or are subject to the 510(k) clearance process or certification outside the United States. We may only use labeling, including promotional materials, that are consistent with the specific indication(s) for use included in the FDA exemption regulation, 510(k) clearance or certification, or in the case of our cosmetic products, that are consistent with the kinds of claims that are permitted to be used for cosmetics under the FDCA, and as applicable to the specific product. If the FDA or other authorities determine that our promotional or training materials constitute the unlawful promotion of an off-label use, they could request that we modify our training or promotional materials and/or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, civil money penalties, seizure, injunction or criminal fines and penalties.

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

The FDA and foreign regulatory authorities have the authority to require the recall or recommend the market withdrawal, as applicable, of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Companies may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new approvals, clearances or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including FDA or foreign regulatory authorities warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrective actions, even if they are not reportable to the FDA or foreign regulatory authorities. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification to the FDA or foreign regulatory authorities. If the FDA or foreign regulatory authorities disagree with our determinations, it could require that we report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect sales.

Changes in funding for, or disruptions caused by global health concerns impacting the FDA and other government agencies or notified bodies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products from being developed, authorized, or commercialized in a timely manner, which could negatively impact our business.

The ability of the FDA, other government agencies and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be cleared or approved or certified medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, the FDA had significantly curtailed and limited its inspection of both foreign and domestic facilities. Furthermore, regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if new or existing global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are subject to a variety of laws and regulations in the United States and abroad governing the collection, use, access to, confidentiality and security of personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, information privacy and security laws and consumer protection laws and regulations may apply to our operations. For example, the California Consumer Privacy Act (“CCPA”) creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, and also establishes significant penalties for noncompliance. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) passed in California in 2020. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In order to comply, we must inform consumers of their right to opt-out of the sale of their personal information, display a “Do Not Sell” link, and timely and efficiently comply by opt-out requests. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

The FTC and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. For example, according to the FTC, failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. On March 21, 2022, new versions of the UK SCCs came into force for transfer of data outside the United Kingdom, with a two-year grace period for transfer arrangements signed up until September 21, 2022, which can still rely on existing EU SCCs for data transfers to third countries until March 21, 2024. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Failure to comply with the U.S. FCPA, other applicable anti-corruption and anti-bribery laws, and applicable trade control laws could subject us to penalties and other adverse consequences.

We sell our products in several countries outside of the United States, primarily through distributors. Our operations are subject to FCPA, as well as the anti-corruption and anti-bribery laws in the countries where we do business, such as the UKBA. The U.S. FCPA, UKBA and other anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. . The FCPA also requires publicly traded companies to maintain records that accurately and fairly represent their transactions, and to have an adequate system of internal accounting controls. In addition, other applicable anti-corruption laws prohibit bribery of domestic government officials, and some laws that may apply to our operations prohibit commercial bribery, including giving or receiving improper payments to or from non-government parties, as well as so-called “facilitation” payments. In addition, we are subject to U.S. and other applicable trade control regulations that restrict with whom it may transact business, including the trade sanctions enforced by the U.S. Treasury, Office of Foreign Assets Control (“OFAC”).

While we have implemented policies, internal controls and other measures reasonably designed to promote compliance with applicable anti-corruption and anti-bribery laws and regulations, and certain safeguards designed to ensure compliance with U.S. trade control laws, we cannot assure you that such internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees, distributors or other third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could be required to self-disclose such violation to government agencies and face severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, bans on transacting government business, delisting from securities exchanges or other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or our stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery or trade control laws and regulations.

As compliance with healthcare regulations becomes more costly and difficult for us or our customers, we may be unable to grow our business.

Participants in the healthcare industry are subject to extensive and frequently changing regulations under numerous laws administered by governmental entities at the federal, state, local and foreign levels, some of which are, and others of which may be, applicable to our business. Furthermore, our healthcare provider customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us. The healthcare market itself is highly regulated and subject to changing political, economic and regulatory influences. Failure to keep up and comply with such requirements may subject us to significant costs, sanctions, or penalties. For example, regulations implemented pursuant to the Health Insurance Portability and Accountability Act (“HIPAA”), including regulations governing the privacy and security of individually identifiable health information held by healthcare providers and their business associates may require us to make significant and unplanned enhancements of software applications or services, result in delays or cancellations of orders, cause us to be subject to significant penalties or fines for violations, or result in the revocation of endorsement of our products and services by healthcare participants, among others.

In addition, significant changes to the regulatory requirements for cosmetic products are scheduled in the next several years. On December 29, 2022, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”) that adds significant new regulatory requirements to cosmetic products, with many of the regulatory requirements becoming effective on December 29, 2023. For example, cosmetic manufacturing and processing facilities will need to be registered with FDA, and products will need to be listed with FDA. Adulterated or misbranded cosmetic products will be subject to recalls that are mandated by FDA, similar to medical devices. In addition, a responsible person will be required to report any serious adverse events that result from the use of a cosmetic product manufactured, packaged, or distributed by the person, and the records relating to each adverse event report will be required to be kept for six years. Notably, MoCRA requires FDA to promulgate proposed rules for Good Manufacturing Practices for cosmetic products by December 29, 2024, and final rules by December 29, 2025. Subsequently, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. Additionally, cosmetic labels will need to identify the responsible person for the purpose of serious adverse event reporting, and cosmetic labels will also need to identify fragrance allergens. We, as the manufacturer, and our products, will become subject to these requirements, and will need to expend capital to ensure that our manufacturing practices and labeling processes are compliant. Additionally, we may need to hire additional personnel to implement the adverse event reporting procedures and to ensure compliance with these new requirements. There may be certain challenges to compliance with these requirements and failure to comply may result in enforcement actions from FDA and other regulatory agencies that could disrupt our business operations.

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

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future regulations and laws could impede the growth of the Internet, e-commerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, content protection, electronic contracts and communications, consumer protection, social media marketing, third-party cookies, web beacons and similar technology for online behavioral advertising and gift cards. It is unclear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the Internet as the vast majority of these laws were adopted prior to the advent of the Internet and fail to contemplate or address the unique issues raised by the Internet or e-commerce. It is possible that general business regulations and laws, or those specifically governing the Internet or e-commerce, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. There can be no assurances that our practices have complied, comply or will comply fully with all such laws and regulations. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business or proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract management, increase costs of doing business, decrease the use of our sites by consumers and suppliers and may result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. In addition, it is possible that governments of one or more countries may seek to censor content available on our sites or may even attempt to completely block access to our e-commerce sites. Adverse legal or regulatory developments could substantially harm our business. In particular, in the event that we are restricted, in whole or in part, from operating in one or more countries, our ability to retain or increase our consumer base in those countries may be adversely affected, and we may be unable to maintain or grow our net sales and expand our business as anticipated.

Risks related to legal and regulatory proceedings

We are involved, and may become involved in the future, in disputes and other legal or regulatory proceedings that, if adversely decided or settled, could materially and adversely affect our business, financial condition and results of operations.

We are, and may in the future become, party to litigation, regulatory proceedings or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, employment litigation and regulatory investigations and causes of action relating to the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in these claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

We may face product liability claims, which could result in unexpected costs and damage our reputation.

We sell products for human use. If we discover that any of our products are causing adverse reactions, we could suffer adverse publicity or regulatory or government sanctions.

Potential product liability risks may arise from the testing, manufacture and sale of our products, including that the products fail to meet quality or manufacturing specifications, contain contaminants, include inadequate instructions as to their proper use, include inadequate warnings concerning side effects and interactions with other substances or for persons with health conditions or allergies, or cause adverse reactions or side effects. Product liability claims could increase our costs, and adversely affect our business, financial condition and results of operations. As we continue to offer an increasing number of new products, our product liability risk may increase. It may be necessary for us to recall products that either do not meet approved specifications or cause unwanted side effects, which would result in adverse publicity, potentially significant costs in connection with the recall and could have a material adverse effect on our business, financial condition and results of operations. In addition, plaintiffs in the past have received substantial damage awards from other cosmetic and drug companies based upon claims for injuries allegedly caused by the use of their respective products. Although we currently maintain general liability insurance, any claims brought against us may exceed our existing or future insurance policy coverage or limits. Any judgment against us that is in excess of our policy coverage or limits would need to be paid from our cash reserves, which would reduce our capital resources.

In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future. Furthermore, we may have insufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits.

Risks related to intellectual property

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

Our trademarks are valuable assets that support our brand and consumers’ perception of our products. Although we have existing and pending trademark registrations for our brand in the United States and in many of the foreign countries in which we operate, we may be unsuccessful in asserting trademark or trade name protection in all jurisdictions. Further, the U.S. Patent and Trademark Office (“USPTO”), international trademark offices or judicial bodies may deny our trademark applications, and, even if published or registered, these trademarks may not effectively protect our brand and goodwill for all of our products and services. Also, we have not yet applied for trademark protection in all relevant foreign jurisdictions and cannot assure you that our pending trademark applications will be approved. Third parties may also attempt to register our trademarks abroad in jurisdictions where we have not yet applied for trademark protection, oppose our trademark applications domestically or abroad, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products in some parts of the world, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands.

Some of our earliest filed patents have expired or will begin to expire in the near term. When patents covering a particular offering expire, loss of exclusivity may occur, which may force us to compete with third parties, thereby negatively affecting our revenue and profitability. While we have other patents and pending patent applications directed to our technologies, we cannot provide any assurances that any of our remaining patents included, or that any of our pending patent applications that mature into issued patents will include, claims with scopes that are sufficient to protect our products and technologies, including any additional features we develop for our products or any new products. Other parties may have developed technologies that may be related or competitive to our platform, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patents or patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. Patents, if issued, may be challenged, narrowed in scope, deemed unenforceable, invalidated or circumvented, which in turn could affect our ability to commercialize our products.

Furthermore, our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers that do not advertise the components that are used in their products. It may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful. Adverse proceedings can be expensive and time-consuming and may divert the efforts of our technical and managerial personnel, which could in turn harm our business, whether or not we receive a determination favorable to us. Such proceedings could also provoke third parties to assert claims. In addition, a court or other judicial body may decide that the patent we seek to enforce is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patent in question does not cover the technology in question. An adverse result in any proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Some of our competitors may be able to devote significantly more resources to intellectual property proceedings, and may have significantly broader intellectual property portfolios to assert against us if we assert our rights against them. Further, because of the substantial discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be disclosed or otherwise compromised.

Additionally, we may be unable to protect our intellectual property rights throughout the world. Filing, prosecuting and defending patents in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some foreign countries may be less protective than those in the United States. Consequently, we may be unable to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong in that territory as it is in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who does conceive or develop intellectual property that we regard as our own. Our assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend the Company against claims they may bring against us, to determine the ownership of what we regard as our intellectual property. We may be subject to claims challenging the inventorship or ownership of our intellectual property. We also may be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, and such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction of our management and other employees from our business.

We currently hold various Internet domain names related to our brand and business, including beautyhealth.com, among others. Failure to protect our domain names could adversely affect our reputation and brand image and make it more difficult for consumers to find our website. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names or using trademarks that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

We also rely upon unpatented trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, through confidentiality agreements with our employees, collaborators and consultants. It is possible that technology relevant to our business will be developed independently by a person that is not a party to such an agreement, and that person could be an employee of or otherwise associated with one of our competitors. Even though these agreements may give us contractual remedies upon unauthorized use or disclosure of our confidential information, intellectual property or technology, we cannot guarantee that we will be able to detect such unauthorized activity. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for or sufficient resources to litigate any such breach or violation, and we could lose our trade secrets through such breaches or violations. Protecting our intellectual property is also particularly challenging after our employees or our contractors end their relationship with us, and, in some cases, decide to work for our competitors. If we are unable to obtain, maintain and enforce intellectual property protection directed for our technology and future technologies that we develop, others may be able to make, use, import or sell products that are the same or substantially the same as ours, which could adversely affect our business, financial condition and results of operations.

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

Defending against allegations and litigation could be expensive, take up significant amounts of time, divert management’s attention from other business concerns or have an adverse impact on our ability to bring products to market. In addition, if we are found to violate third-party intellectual property or proprietary rights, we may need to obtain a license, which may not be available to us on commercially reasonable terms, or at all, or we may need to redesign or rebrand our marketing strategies or products, which may not be possible or could be incredibly costly.

We may also be required to pay substantial damages or be subject to an order prohibiting us or our providers from importing or selling certain products or engaging in certain activities. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We rely on licenses to use the intellectual property rights of third parties to conduct our business.

We rely on products, technologies, and intellectual property that we license from third parties, for use in operating our business. We anticipate that we will continue to rely on such third-party products, technologies and intellectual property in the future. We cannot assure you that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. We cannot be certain that our licensors do not infringe the intellectual property rights of others or that our licensors have sufficient rights to the licensed intellectual property or technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop and offer our products and services incorporating such technology, and otherwise operate and expand our business, could be harmed. Many of the risks associated with the use of third‑party products cannot be eliminated, and these risks could negatively affect our business.

Risks related to marketing activities

Use of social media may materially and adversely affect our reputation or subject us to fines or other penalties.

We rely to a large extent on our online presence to reach consumers, and we offer consumers the opportunity to rate and comment on our products on our e-commerce websites. Negative commentary or false statements regarding us or our products may be posted on our e-commerce websites or social media platforms and may be adverse to our reputation or business. Our target consumers often value readily available information and often act on such information without further investigation and without regard to the information’s accuracy. The harm from such negative or false statements may be immediate without affording us an opportunity for redress or correction. In addition, we may face claims relating to information that is published or made available through the interactive features of our e-commerce websites. For example, we may receive third-party complaints that the comments or other content posted by users on our platforms infringe third-party intellectual property rights or otherwise infringe the legal rights of others. While the Communications Decency Act and Digital Millennium Copyright Act generally protect online service providers from certain claims of copyright infringement or other legal liability for the self-directed activities of its users, if it were determined that we did not meet the relevant safe harbor requirements under either law, we could be exposed to claims related to advertising practices, defamation, intellectual property rights, rights of publicity and privacy, and personal injury torts. We could incur significant costs investigating and defending such claims and, if we are found liable, significant damages. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

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

Risks related to our securities

Future offerings of debt or equity securities by us may adversely affect the market price of our Class A Common Stock and dilute our stockholders’ percentage ownership.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A Common Stock or offering debt or other equity securities, including commercial paper, medium-term notes, senior or subordinated notes, debt securities convertible into equity or preferred shares. Future acquisitions could require substantial additional capital in excess of cash from operations. We may obtain the capital required for acquisitions through a combination of additional issuances of equity, corporate indebtedness, or cash from operations.

Furthermore, issuing additional shares of our Class A Common Stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of existing stockholders or reduce the market price of our Class A Common Stock or both. Upon liquidation, holders of such debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution of our available assets prior to the holders of shares of our Class A Common Stock. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our Class A Common Stock.

Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings. As a result, holders of our Class A Common Stock bear the risk that our future offerings may reduce the market price of our Class A Common Stock and dilute their respective percentage ownership.

If securities or industry analysts cease to publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A Common Stock and trading volume could decline.

The trading market for our Class A Common Stock is influenced in part by the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If industry analysts cease coverage of us, the trading price for our Class A Common Stock could be negatively affected. If one or more of the analysts who cover us downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, our Class A Common Stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A Common Stock could decrease, which might cause our Class A Common Stock price and trading volume to decline.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our Class A Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our Class A Common Stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair our stockholders’ ability to sell or purchase our common stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with the listing requirements would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with the continued listing requirements of Nasdaq.

In addition to potential dilution associated with future offerings of debt or equity securities, we currently have significant numbers of securities outstanding that may be exercisable for shares of our Class A Common Stock, which may result in significant dilution to current stockholders and downward pressure on our stock price.

As of February 24, 2023, there were 132,500,049 shares of our Class A Common Stock outstanding. In addition, the potential conversion of the Notes into shares of our Class A Common Stock represents the issuance of approximately 23,614,425 shares of our Class A Common Stock. The potential issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect both the price of our Class A Common Stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares of our Class A Common Stock could cause the supply of our Class A Common Stock available for purchase in the market to exceed the purchase demand for our Class A Common Stock. Such supply in excess of demand could cause the market price of our Class A Common Stock to decline.

Our outstanding warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Chief Accountant and Acting Director of the Division of Corporation Finance of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement sets forth the conclusion of the SEC’s Office of the Chief Accountant that certain provisions included in the warrant agreements entered into by many SPACs require such warrants to be accounted for as liabilities measured at fair value, rather than as equity securities, with changes in fair value during each financial reporting period reported in earnings. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on the Company’s consolidated balance sheets in this Annual Report on Form 10-K are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants for each reporting period that our warrants remain outstanding and that the amount of such gains or losses on our warrants could be material.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices are located in Long Beach, California, where we lease approximately 23,000 square feet of office space. We also occupy corporate offices, warehouses and experience centers across the United States, Europe, Asia, Latin America and Australia.

We lease a 105,000 square foot warehouse that serves as our distribution center, manufacturing facility, and production facility in Long Beach, California, under a lease that expires in December 2024. We lease small customer education and training centers in New York, New York, Chicago, Illinois, and Dallas, Texas, on a short-term basis. Outside of the United States, we also lease several small office spaces in Singapore, China, Australia, Japan, Spain, France, the United Kingdom, and Mexico for sales and marketing employees in those markets.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information
Our Class A Common Stock is traded on the Nasdaq Capital Market under the symbol “SKIN.” Prior to May 4, 2021 and before the completion of the Business Combination by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The Hydrafacial Company, and LCP Edge Holdco, LLC, the Class A Common Stock of Vesper Healthcare Acquisition Corp. traded on Nasdaq under the ticker symbol “VSPR.”

Holders
As of February 24, 2023, there were 59 holders of record of our Class A Common Stock. The actual number of stockholders of our Class A Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares of Class A Stock are held in street name by banks, brokers and other nominees.

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

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or accelerated share repurchase programs depending on market conditions and other factors. The following table provides information relating to the repurchase of our Class A Common Stock during the referenced periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
September 2022	9,280,570	$10.78		9,280,570	$100,000,000
October 2022	—	$—	$—	—	$—
November 2022	9,478,673	$8.44		9,478,673	$—
	18,759,243			18,759,243
__________
(1)     The Company was authorized by the Board of Directors to repurchase up to $200 million of its outstanding shares of Class A Common Stock under a common stock repurchase program announced on September 27, 2022. The Company subsequently entered into accelerated share repurchase programs with a financial institution. As of December 31, 2022, the Company paid $200 million and took delivery of 18.8 million shares of Class A Common Stock. Under the accelerated repurchase program, the Company is expected to receive a final settlement in shares in June 2023.

Performance Graph
The graph above shows the total stockholder return of an investment of $100 cash on November 20, 2020 (the date our Class A Common Stock began trading on Nasdaq) through December 31, 2022 for (1) our Class A Common Stock, (2) Standard & Poor’s (“S&P”) 500 Index, and (3) the S&P Consumer Discretionary Select Sector Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K, and can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed on March 1, 2022 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Updates on Impact of the COVID-19 Pandemic

The COVID-19 pandemic continues to disrupt business for us, our providers, and other companies with which we do business. Although many markets have recently shown encouraging signs of emergence from the pandemic, other markets and regions where we conduct business, particularly in China, have enacted sporadic and/or zero-tolerance COVID-19 policies during certain periods in 2022, leading to prolonged store closures and travel restrictions within those markets and regions. Although we had strong performance during windows of re-opening, these COVID-related restrictions continued to negatively impact consumer traffic for our providers.

We anticipate that COVID-19 will continue to cause supply chain challenges and intermittent store closures in certain parts of the world. We are mindful that these trends may continue to impact the pace of recovery, and that such recovery may be non-linear until COVID-19 containment measures are discontinued across all regions and normal consumer traffic resumes on a consistent basis. We currently expect that in the short term, any easing of containment measures and recovery of the impacted sectors of the economy will be gradual and uneven, as regions face resurgence of COVID-19 and related uncertainties. As a result, we anticipate that consumer spending habits and consumer confidence will continue to shift, causing future sales and volume trends to be non-linear.

Furthermore, the extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including but not limited to the duration and scope of the pandemic; businesses and individuals’ actions in response to the pandemic; government actions to certain pandemic impacts; and the impact on economic activity including the possibility of further financial market instability

Inflation

During the year ended December 31, 2022, we experienced the impact of inflation primarily as an increase to our costs for raw materials, shipping costs, and labor costs. We currently anticipate the impact of inflation to continue into the first quarter of 2023. To offset these trends, we plan to implement a range of mitigation strategies which could include price increases on our Delivery Systems and consumables, and/or accepting revenue in either U.S. dollar and/or local currency, as applicable. However, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance in each period.

Foreign Exchange Rates

Our operations outside of the United States account for a portion of our revenues and expenses. As a result, a portion of our total revenue and expenses are denominated in currencies other than the U.S. dollar. During the second half of 2022, exchange rates between these currencies and the U.S. dollar have fluctuated significantly and may continue to do so in the future. Fluctuations in foreign exchange rates may have a significant impact on our operating results. During the year ended December 31, 2022, fluctuations in the U.S. dollar relative to certain other foreign currencies – such as the Chinese Renminbi, British pound, Euro, and Australian dollar – reduced our reported revenue and expenses, principally related to net sales, cost of sales, controllable fixed costs, and advertising and promotional costs.

Global Supply Chain Issues

During the year ended December 31, 2022, we experienced global supply chain challenges resulting from industry-wide component and/or raw material shortages and transportation delays. These challenges have negatively impacted order fill rates for our Delivery Systems and Consumables, particularly in certain European and Asian countries.

We continue to take steps to improve order fill rates and mitigate the impact of these constraints by working closely with our suppliers to ensure the availability of components and/or raw materials such as procuring components with longer lead times than typical. We expect these challenges to continue through the first half of 2023.

Regulation

The FDA and foreign government authorities may, at any time, propose or implement new or additional regulations that could impact the products that we sell. Unforeseen regulatory obstacles or compliance costs may hinder our business in both the short and long-term as well.

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

Key Operational and Business Metrics

In addition to the measures presented in our audited consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions. Amounts and percentages may not foot due to rounding.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Delivery Systems net sales	$206.2	$139.5
Consumables net sales	159.6	120.6
Total net sales	$365.9	$260.1
Gross profit	$250.3	$181.8
Gross margin	68.4%	69.9%
Net income (loss)	$44.4	$(375.1)
Adjusted net income	$9.1	$4.5
Adjusted EBITDA	$47.7	$32.7
Adjusted EBITDA margin	13.0%	12.6%
Adjusted gross profit	$267.2	$192.6
Adjusted gross margin	73.0%	74.1%

Adjusted Net Income (Loss), Adjusted EBITDA (Loss) and Adjusted EBITDA Margin

Adjusted net income (loss), adjusted EBITDA (loss) and adjusted EBITDA margin are key performance measures that our management uses to assess our operating performance. See the section titled “Non-GAAP Financial Measures—Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin” for information regarding our use of adjusted net income (loss) and adjusted EBITDA (loss) and reconciliations of adjusted net income (loss) and adjusted EBITDA (loss) to net income (loss).

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

Components of our Results of Operations

Net Sales

Net sales consists of the sale of products to retail and wholesale customers through e-commerce and distributor sales. Hydrafacial generates revenue through manufacturing and selling its Delivery Systems. In conjunction with the sale of Delivery Systems, Hydrafacial also sells its serum solutions and consumables (collectively “Consumables”). Original Consumables are sold solely and exclusively by Hydrafacial (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

Hydrafacial distributes products to customers both through national and international retailers as well as direct-to-consumers through its e-commerce and store channels. Hydrafacial sells to direct customers, including non-corporate customers (such as spas and dermatologist offices), corporate customers, and international distributors. For non-corporate customers, a contract exists when the customer initiates an order by submitting a purchase request. Such requests are accepted by Hydrafacial upon issuance of a corresponding invoice. For corporate customers, a contract exists when the customer submits a purchase order and it is accepted upon issuance of a subsequent invoice. For distributors, a customer submits an order request, which is then processed in the system by a sales representative. The request is considered accepted upon the subsequent issuance of an invoice by Hydrafacial. For all customers, each invoice is considered a separate contract for accounting purposes.

Cost of Sales

Hydrafacial’s cost of sales consists of Delivery Systems and Consumables product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory. As we launch new products and expand our presence internationally, we expect to incur higher cost of sales as a percentage of net sales because we have not yet achieved economies of scale for these items.

Selling and Marketing

Selling and marketing expense consists of personnel-related expenses, sales commissions, travel costs, training, and advertising expenses incurred in connection with the sale of our products. We intend to continue to invest in our sales and marketing capabilities in the future and expect this expense to increase in absolute dollars in future periods as we release new products, grow our global footprint, and drive consumer demand in the ecosystem. Selling and marketing expense as a percentage of net sales may fluctuate from period to period based on net sales, and the timing of our investments in our sales and marketing functions may vary in scope and scale over future periods.

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

General and Administrative

General and administrative expenses include personnel-related expenses, professional fees, credit card and wire fees and facilities-related costs primarily for our executive, corporate affairs, finance, accounting, legal, human resources, and information technology (“IT”) functions. General and administrative expense also includes fees for professional services principally comprising legal, audit, tax and accounting services and insurance.

We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations expenses and professional services. In addition, we expect to continue to incur additional IT expenses as we scale Hydrafacial and enhance our e-commerce, digital, and data utilization capabilities. As a result, we expect that our general and administrative expenses will increase in absolute dollars in future periods and vary from period to period as a percentage of net sales.

Interest Expense, Net

Interest expense consists of interest accrued on the Company’s Convertible Senior Notes and amortization of debt issuance costs relating to the Notes. The Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated. The Company expects interest expense to increase in absolute dollars as the Company grows internationally and obtains more financing to support such growth. Interest expense as a percentage of revenue will fluctuate period to period along with fluctuations in interest rates, which is not related to normal business operations.

Interest Income

Interest income consists of interest earned from investments in money market funds that the Company classifies as cash equivalents. Interest income as a percentage of revenue will fluctuate period to period along with fluctuations in interest rates, which is not related to normal business operations.

Change in Fair Value of Warrant Liabilities

In accordance with ASC 815-40 – Contracts in Entity's Own Equity, the Company’s Public and Private Placement Warrants are accounted for as liabilities in the Consolidated Balance Sheets and measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s Consolidated Statements of Comprehensive Income (Loss). There were no Public Warrants outstanding as of December 31, 2022. The value of the Private Placement Warrants was determined at year end using the Monte Carlo simulation model. Changes around share price volatility and assumptions and inputs used in the Monte Carlo model can result in an increase or decrease in fair value which can substantially impact the outstanding liability and the change in fair value of warrant liabilities. Changes in fair value of warrant liabilities as a percentage of revenue will fluctuate period to period along with fluctuations in fair value, which is not related to normal business operations.

Change in Fair Value of Earn-out Shares Liability

In accordance with ASC 480 – Distinguishing Liabilities from Equity, the Company accounted for its Earn-out Shares liability as contingent consideration and recorded an Earn-out Shares liability for the Earn-out Shares. The Earn-out Shares liability was recorded at fair value and remeasured at the end of each reporting period, with the corresponding gain or loss recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Earn-out shares were earned and subsequently issued on July 15, 2021.

Foreign Currency Transaction (Gain) Loss, Net

Foreign currency transaction gains and losses are generated by settlements of intercompany balances and invoices denominated in other currencies other than the reporting currency. Foreign currency gains and losses as a percentage of revenue will fluctuate period to period along with fluctuations in exchange rates, which is not related to normal business operations.

Income Tax Provision (Benefit)

The provision for income taxes consists primarily of income taxes related to federal, state and foreign jurisdictions in which we conduct business.

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the year ended December 31, 2022 and December 31, 2021 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages may not foot due to rounding.

Comparison of Year Ended December 31, 2022 to Year Ended December 31, 2021

	Year Ended December 31,
(Dollars in millions)	2022	% of Net Sales	2021	% of Net Sales
Net sales	$365.9	100.0%	$260.1	100.0%
Cost of sales	115.5	31.6	78.3	30.1
Gross profit	250.3	68.4	181.8	69.9
Operating expenses
Selling and marketing	160.1	43.8	111.6	42.9
Research and development	8.4	2.3	8.2	3.2
General and administrative	106.1	29.0	98.7	37.9
Total operating expenses	274.6	75.1	218.5	84.0
Loss from operations	(24.3)	(6.6)	(36.6)	(14.1)
Other (income) expense, net	(69.3)	(18.9)	340.7	131.0
Income (loss) before provision for income tax	45.0	12.3	(377.4)	(145.1)
Income tax expense (benefit)	0.6	0.2	(2.2)	(0.9)
Net income (loss)	$44.4	12.1%	$(375.1)	(144.2)%
Net Sales

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Net sales
Delivery Systems	$206.2	$139.5	$66.7	47.9%
Consumables	159.6	120.6	39.0	32.3%
Total net sales	$365.9	$260.1	$105.8	40.7%
Percentage of net sales
Delivery Systems	56.4%	53.6%
Consumables	43.6%	46.4%
Total	100.0%	100.0%

Total net sales for the year ended December 31, 2022 increased $105.8 million, or 40.7%, compared to the year ended December 31, 2021. Delivery Systems sales for the year ended December 31, 2022 increased $66.7 million, or 47.9%, compared to the year ended December 31, 2021. Net sales for the year ended December 31, 2022 increased primarily due to strength in Delivery Systems sales around the globe including the new product launch of Syndeo. Consumables sales for the year ended December 31, 2022 increased $39.0 million, or 32.3%, compared to the year ended December 31, 2021. The increase in Consumables sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the year ended December 31, 2022.

Cost of Sales, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Cost of sales	$115.5	$78.3	$37.2	47.6%
Gross profit	$250.3	$181.8	$68.5	37.7%
Gross margin	68.4%	69.9%

Cost of sales increased by 47.6% driven by increased sales volume and increased product mix weighting toward Hydrafacial Delivery Systems. Gross margin decreased to 68.4% during the year ended December 31, 2022, driven by higher volume of trade-up Delivery Systems sold at promotional pricing from the new product launch, premium paid in manufacturing and shipping for the new IoT product, as well as global supply chain challenges, inflationary pressures and foreign exchange rates.

Selling and Marketing

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Selling and marketing	$160.1	$111.6	$48.5	43.5%
As a percentage of net sales	43.8%	42.9%

Selling and marketing expense for the year ended December 31, 2022 increased $48.5 million, or 43.5%, compared to the year ended December 31, 2021 primarily due to an increase in salaries and commissions of $27.5 million as we scale globally, and an increase of stock-based compensation expense of $6.9 million. Additionally, personnel-related training and travel expenses increased by $4.5 million due to the launch of Syndeo and advertising/promotional spend increased by $11.7 million due to investments in the Americas and EMEA in key tradeshows and other marketing programs. As a percentage of sales, the inefficiency or higher percentage of 2022 was partially driven by investments made in China, which did not generate significant revenue due to COVID closures.

Research and Development

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Research and development	$8.4	$8.2	$0.2	3.0%
As a percentage of net sales	2.3%	3.2%

Research and development expense for the year ended December 31, 2022 increased $0.2 million, or 3.0%, compared to the year ended December 31, 2021 primarily due to an increase in salaries and stock-based compensation expense attributable to research and development personnel of $3.0 million and $0.4 million, respectively. There was continued investment into our data infrastructure resulting in an increase of $1.3 million and a write-off of fixed assets of $0.5 million. These increases were offset by a $4.1 million decrease in Syndeo and Glow & Go research and development expenses.

General and Administrative

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
General and administrative	$106.1	$98.7	$7.4	7.5%

General and administrative expense for the year ended December 31, 2022 increased $7.4 million, or 7.5%, compared to the year ended December 31, 2021. The increases were attributable to a $9.6 million increase in stock-based compensation awards to executive team members during the year, $14.4 million in personnel-related expenses, $8.8 million in recruiting and other public company-related professional fees from system and SOX implementation and audit fees as we scale globally. The increase was also driven by a $2.9 million increase in legal fees due to litigation cost as we vigorously protect our IP, $1.2 million in directors’ and officers’ insurance as a public company, credit card and bank fees of $1.4 million due to sales growth, and losses on disposal of tangible and intangible assets of $4.7 million as we replace software and write-off certain unused equipment from distributor acquisitions. These were offset by a decrease in transaction costs of $31.2 million related to the consummation of the Business Combination.

Interest expense

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Interest expense, net	$13.4	$11.8	$1.6	13.7%

Interest expense during the year ended December 31, 2022 was related to the $750 million in convertible senior notes compared to the year ended December 31, 2021 in which interest expense was primarily related to borrowings on the company’s term loans and revolving line of credit. The term loan and revolving line of credit were extinguished in May 2021 in connection with the closing of the Business Combination.

Interest income

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Interest income	$(9.2)	$—	$(9.2)	23425.6%

The Company earned $9.2 million in interest income from its money market accounts for a full year in 2022 compared to two months in 2021.

Change in fair value of warrant liabilities

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Change in fair value of warrant liabilities	$(78.3)	$277.3	$(355.6)	(128.3)%
During the year ended December 31, 2022, the Company recognized income of $78.3 million due to the change in the fair value of the warrant liabilities versus a $277.3 million expense for year ended December 31, 2021 primarily driven by the fluctuation of the Company’s stock price.

Change in fair value of earn-out shares liability

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Change in fair value of earn-out shares liability	$—	$47.1	$(47.1)	(100.0)%
During the year ended December 31, 2021 the Company recognized a $47.1 million expense for the change in the fair value of the earn-out shares liability. There was no recurring expense related to the earn out shares, as the liability was paid off during the year ended December 31, 2021.

Foreign currency transaction loss, net

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Foreign currency transaction loss, net	$3.2	$0.1	$3.1	4485.5%

The foreign currency loss increased in 2022 because of the overall weakening of the British Pound and Euro during 2022 relative to the US Dollar. Transaction amounts due to the Company for purchases of inventory by its subsidiaries are remeasured on each balance sheet date.

Income Tax Provision

	Year Ended December 31,		Change
(Dollars in millions)	2022	2021	Amount	%
Income tax expense (benefit)	$0.6	$(2.2)	$2.8	(128.9)%

Income tax expense increased primarily due to an increase in valuation allowance and various non-deductible expenses, which include the revaluation of the warrants and contingent considerations from the business acquisitions increasing the effective tax rate of the expense from 0.6% for the year ended December 31, 2021 to 1.5% for the year ended December 31, 2022.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Placement Warrants. As of December 31, 2022, we had cash and cash equivalents of approximately $568.2 million. A revolving credit facility of $50 million is also available to us as a source of capital. As of December 31, 2022, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

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

Capital expenditures for the year ending December 31, 2022 were $17.4 million. Based on our sources of capital (including the cash consideration received from the consummation of the Business Combination and the cash received from the issuance of the Notes), management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next 12 months. However, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, the continuing market acceptance of the Company’s products and services, expansion, and overall economic conditions.

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

Amended and Restated Credit Agreement

On November 14, 2022, the Company, as successor by assumption to Hydrafacial, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Initial Borrower and the Administrative Agent were party to that certain Credit Agreement, dated as of December 30, 2021 (the “Original Credit Agreement”).

The Company, Hydrafacial, the other loan parties thereto, the lenders party thereto, and the Administrative Agent agreed to amend and restate the Original Credit Agreement in order to (i) extend the maturity date with respect to the existing revolving credit facility under the Original Credit Agreement to November 14, 2027, (ii) re-evidence the “Obligations” under, and as defined in, the Original Credit Agreement, which shall be repayable in accordance with the terms of the Credit Agreement, (iii) set forth the terms and conditions under which the lenders will, from time to time, make loans and extend other financial accommodations to or for the benefit of the Company (iv) transition from LIBOR to the secured overnight financing rate (SOFR), (vi) provide that the Company shall assume all of the rights and “Obligations” of Hydrafacial under, and as each such term is defined in, the Original Credit Agreement, and (vii) provide that Hydrafacial shall be released and discharged solely from the obligations of the “Borrower” under, and as defined in, the Original Credit Agreement, and shall be a subsidiary guarantor and a loan party thereunder.

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent.

Borrowings under the Credit Agreement are secured by certain collateral of the loan parties and are guaranteed by all of the Company’s domestic subsidiaries, each of which will derive substantial benefit from the revolving credit facility. In specified circumstances, additional guarantors are required to be added. The Amended and Restated Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00.

The leverage ratio also determines pricing under the Credit Agreement. At the Company’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either Term SOFR Rate or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 1.50% to 2.00% per annum for Term SOFR Rate loans and 0.50% to 1.00% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. The Borrower is also required to pay certain fees to the Administrative Agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Company may borrow, repay, and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit, and revolving credit commitments.

In addition, the Credit Agreement includes events (including, without limitation, a non-payment under the loan, a breach of warranties and representations in any material respect, non-compliance with covenants by a loan party, cross-default for payment defaults and cross-acceleration for other defaults under material debt or a change of control) which, if not cured within the time period specified, if any, would constitute an event of default. Upon the occurrence of such events of default, the Borrower could not request borrowings and the lenders may elect to accelerate the outstanding principal and accrued and unpaid interest under the revolving credit facility. Further, outstanding principal and accrued and unpaid interest thereon automatically accelerate upon the entry of an order for relief with respect to any loan party under any bankruptcy, insolvency or other similar law.

Convertible Senior Notes

On September 14, 2021, we issued $750 million aggregate principal amount of 1.25% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, which began on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock. We used $90.2 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions (described below). The net proceeds from the issuance of the Notes were approximately $638.7 million, net of capped call transaction costs of $90.2 million and debt issuance costs totaling $21.3 million. See Note 10 – Long-term Debt, to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Capped Call Transactions

Capped call transactions cover the aggregate number of shares of our Class A Common Stock that will initially underlie the Notes, and generally reduce potential dilution to our outstanding Class A Common Stock upon any conversion of Notes and/or offset any cash payments we may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. See Note 2 – Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

Known Trends or Uncertainties

The majority of our customers are providers within the medical industry (dermatologists, plastic surgeons, and medical spas), aesthetician, and beauty retail industry (spas, hotels, and other retailers). Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, or occur at an increased rate, those events could adversely impact our revenues and earnings going forward.

Furthermore, during the year ended December 31, 2022, we have experienced global supply chain disruptions and a significant inflationary impact, including higher interest rates and capital costs, increased shipping costs, supply shortages, increased costs of labor, and a strengthened U.S. dollar. In particular, we have seen increased costs associated with our global operations in foreign countries as a result of weakening exchange rates, as our international sales are primarily denominated in the local currency of such foreign country. Also, as a result of the invasion of Ukraine by Russia, we stopped selling and shipping products to our distributor in Russia, which has negatively impacted our overall net sales in the EMEA region. These impacts have created headwinds for sales of our products and profits that we expect to continue through the first half of 2023.

In addition, the extent to which the uncertainty around the timing, speed and recovery from the adverse impacts of the COVID-19 pandemic impacts our business going forward will depend on numerous factors that we cannot reliably predict, including further governmental actions in the countries in which we operate, such as China enacting sporadic and/or zero-tolerance COVID-19 policies in 2022, and the other macro challenges we face, as well as the impact of any governmental actions on the economy, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers’ ability to pay for our products and services on an ongoing basis.

As a result, if economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, our growth rate could be affected by increased consolidation and downsizing in the medical, aesthetician, and beauty retail industry. We are continuing to monitor these and other risks that may affect our business so that we can respond appropriately.
Contractual Obligations and Other Commercial Commitments

As of December 31, 2022, our material contractual obligations were approximately $37.5 million in interest-only payments related to the Notes of $750 million, the Notes of $750 million, and $17.6 million in lease obligations.

The following table discloses our material cash requirements as of December 31, 2022. In regards to future capital expenditures, we intend to use cash-on-hand and cash from operations to help satisfy future requirements.

	Payments Due by Fiscal Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 years	3-5 Years	More than 5 Years
Notes and interest on the Notes (1)	$787.6	$9.4	$18.8	$759.4	$—
Operating leases	19.3	5.4	6.3	2.5	5.1
Total contractual obligations	$806.9	$14.8	$25.1	$761.9	$5.1

(1)    The Notes will mature on October 1, 2026 and are due either in cash or shares of the Company’s Class A Common Stock. From and after April 1, 2026, noteholders may convert their Notes into shares of Class A Common Stock until the close of business on the second scheduled trading day immediately before the maturity date.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Year Ended December 31,
(Dollars in millions)	2022	2021
Cash and cash equivalents at beginning of period	$901.9	$9.5
Operating activities:
Net income (loss)	44.4	(375.1)
Non-cash adjustments	(10.7)	365.4
Changes in working capital	(140.3)	(18.7)
Net cash flows (used in) provided by operating activities	(106.6)	(28.4)
Net cash flows (used in) provided by investing activities	(18.9)	(37.7)
Net cash flows (used in) provided by financing activities	(205.2)	959.0
Net change in cash and cash equivalents	(330.7)	892.9
Effect of foreign currency translation	(3.0)	(0.5)
Cash and cash equivalents at end of period	$568.2	$901.9

Operating Activities

Net cash used in operating activities of $106.6 million for the year ended December 31, 2022 was primarily due to investment in inventory in relation to the global launch of Syndeo, the current generation Delivery System, combined with a corresponding shift in the average collection period of receivables related to increased payment plan participation on Delivery Systems globally, as well as continued investments globally in people and systems to fuel future growth. The net income of $44.4 million was driven by non-cash adjustments of $10.7 million, with the largest adjustment being the fair value adjustment to warrant liabilities. The decrease in working capital of $140.3 million was primarily due to the increase in accounts receivable of $32.0 million and the increase in inventory of $82.1 million.

Net cash used in operating activities of $28.4 million for the year ended December 31, 2021 was primarily due to an increase in accounts receivable of $31.0 million. The net loss of $375.1 million was driven by non-cash adjustments of $365.4 million, primarily related to fair value adjustments to earn-out shares and warrant liabilities, and a decrease in working capital of $18.7 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2022 of $18.9 million was primarily related to $10.8 million in capital expenditures for property and equipment, $1.5 million in capital expenditures for the asset acquisition of The Personalized Beauty Company, Inc. (“Mxt”) and related developed technology, and $6.5 million in capitalized software.

Net cash used in investing activities for the year ended December 31, 2021 of $37.7 million was primarily related to our business acquisitions of distributors in Australia, Germany, Mexico, and France with cash paid of $22.9 million, net of cash acquired, $11.2 million in capital expenditures and $4.4 million in capitalized software.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $205.2 million of which $200.0 million was used in relation to the accelerated share repurchase program and $4.3 million in relation to the distributor acquisitions of Wigmore Medical France (“Wigmore”), Ecomedic GmbH (“Ecomedic”) and Sistemas Dermatologicos Internacionales (“Sidermica”). The Company did not withdraw from the line of credit and there were no transactions related to the Public Warrants and Private Placement Warrants during the year ended December 31, 2022.

Net cash from financing activities of $959.0 million for the year ended December 31, 2021 was primarily related to proceeds received from the issuance of convertible senior notes and the Business Combination. The proceeds were offset by the payoff of long-term debt of $225.5 million and costs from our issuance of convertible senior notes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

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

Subjective Estimates and Judgements: The determination of the reduction of the transaction price for noncash consideration received related to the Company’s trade-in program requires that we make certain estimates and assumptions that affect the timing and amounts of revenue recognized. We estimate the noncash consideration based on the Company’s historical experience of reselling refurbished Delivery Systems. As a result, the noncash consideration represents the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort.

Impact if Actual Results Differ from Estimates and Judgements: If the actual selling price of the refurbished Delivery Systems are lower or higher than the estimated reselling price, the difference would result in an increase or decrease of net sales in the periods the refurbished Delivery Systems are sold.

Stock-Based Compensation

Management’s Policy: We measure and recognize compensation expenses for stock options, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees on a straight-line basis over the vesting period based on their grant date fair values.

Subjective Estimates and Judgements: We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model and the fair value of PSUs on the date of grant using a Monte Carlo simulation. The fair value of the RSUs is based on the closing price of our common stock on the grant date.

Impact if Actual Results Differ from Estimates and Judgements: If key inputs differ, the fair value of stock options and PSUs will be impacted. A higher fair value of the stock options and PSUs will result in higher share-based compensation expense over the vesting period of the grants and a lower fair value of the options will result in an reduction of share-based compensation expense over the vesting period.

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

Subjective Estimates and Judgements: Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. Significant judgement is required to determine if a valuation allowance is needed. As of December 31, 2022, we incurred cumulative pre-tax losses, and as a result, we do not rely on our projections as a source of income that would give us the ability to realize our deferred tax assets. In order to determine the realizability of our deferred income tax assets, we have pointed to the reversal of our taxable temporary differences as a source of income that will result in the realization of our deferred income tax assets. During the year ended December 31, 2020, and due to the pre-tax loss recorded, we began to accrue for a valuation allowance for the portion of deferred income tax assets that will not be realized through the reversal of taxable temporary differences.

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

Warrant Liabilities

Management’s Policy: We classify the Public and Private Placement Warrants (“Warrant liabilities”) as liabilities on our Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. The Warrant liabilities were initially recorded at fair value on the date of the Business Combination and at each reporting date thereafter. There were no Public Warrants outstanding as of December 31, 2022. The value of the Private Placement Warrants was determined at year end using the Monte Carlo simulation model. Changes in the fair value of these instruments are recognized within the Consolidated Statements of Comprehensive Income Loss.

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

Impact if Actual Results Differ from Estimates and Judgments: Changes around share price volatility and assumptions and inputs used in the Monte Carlo model can result in an increase or decrease in fair value which can substantially impact the outstanding liability and the change in fair value of warrant liabilities in the Consolidated Statements of Comprehensive Loss.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted.

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

Adjusted Net Income, Adjusted EBITDA and Adjusted EBITDA Margin

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

We calculate adjusted net income (loss) as net income (loss) adjusted to exclude: change in fair value of the Public Warrants and Private Placement Warrants, change in fair value of earn-out shares liability, other expense (income), net; amortization expense; stock-based compensation expense; management fees incurred from our historical private equity owners; one-time or non-recurring items such as transaction costs (including transactions costs with respect to the Business Combination); restructuring costs (including those associated with COVID-19) and the aggregate adjustment for income taxes for the tax effect of the adjustments described above.

We calculate adjusted EBITDA as net income (loss) adjusted to exclude: change in fair value of the Public Warrants and Private Placement Warrants, change in fair value of earn-out shares liability, other expense (income), net; interest expense; income tax benefit (expense); depreciation and amortization expense; stock-based compensation expense; foreign currency (gain) loss; management fees incurred from our historical private equity owners; one-time or non-recurring items such as transaction costs (including transactions costs with respect to the Business Combination); and restructuring costs (including those associated with COVID-19).

The following table reconciles our net income (loss) to adjusted net income (loss) and adjusted EBITDA for the periods indicated:

	Year ended December 31,
Unaudited (Dollars in thousands)	2022	2021
Net income (loss)	$44,384	$(375,108)
Adjusted to exclude the following:
Change in fair value of warrant liability	(78,343)	277,315
Change in fair value of earn-out shares liability	—	47,100
Amortization expense	15,709	13,297
Loss on disposal of assets	5,239	—
Stock-based compensation expense	28,495	12,418
Interest income	(9,175)	(39)
Other expense, net	1,650	4,489
Management fees (1)	—	209
Transaction related costs (2)	3,051	34,913
Non-recurring patent litigation fees	3,797	—
Re-organization fees (3)	3,582	1,997
Other non-recurring and one-time fees (4)	4,905	2,020
Aggregate adjustment for income taxes	(14,187)	(14,133)
Adjusted net income	$9,107	$4,478
Depreciation expense	7,164	4,486
Interest expense	13,392	11,777
Foreign currency (gain) loss, net	3,164	69
Remaining benefit for income taxes	$14,835	$11,891
Adjusted EBITDA	$47,662	$32,701
Adjusted EBITDA margin	13.0%	12.6%
_______________
(1)    Represents quarterly management fees paid to the majority stockholder of Hydrafacial based on a pre-determined formula. Following the Business Combination, these fees are no longer paid.
(2)    For the year ended December 31, 2022, such amounts primarily represent direct costs incurred in relation to potential acquisitions. For the year ended December 31, 2021, such amounts primarily represent direct costs incurred with the Business Combination and to prepare Hydrafacial to be marketed for sale by Hydrafacial’s shareholders in previous periods.
(3)     For the year ended December 31, 2022, such costs primarily represent executing recruiting fees, severance fees and a CEO sign-on bonus. For the year ended December 31, 2021, such costs primarily represent executive recruiting and severance fees.
(4)    For the year ended December 31, 2022, such costs primarily represent costs associated with Syndeo’s US launch and international launch readiness, including premiums paid on accelerated manufacturing and shipping, and refinancing costs associated with our credit agreement. For the year ended December 31, 2021, such costs primarily represent one-time retention awards related to the distributor acquisitions.

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
The following table reconciles gross profit to adjusted gross profit for the periods indicated. Amounts and percentages may not foot due to rounding:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Net sales	$365,876	$260,086
Cost of sales	115,536	78,259
Gross profit	$250,340	$181,827
Gross margin	68.4%	69.9%
Adjusted to exclude the following:
Write-off of discontinued product (1)	$2,048	$—
Non-recurring Syndeo initial program logistics and service costs	2,400	—
Stock-based compensation expense included in cost of sales	839	405
Depreciation and amortization expense included in cost of sales	11,576	10,398
Adjusted gross profit	$267,203	$192,630
Adjusted gross margin	73.0%	74.1%
___________________
(1)    For the year ended December 31, 2022, such amount represents a one-time write-off primarily related to the discontinued Glow & Go pilot program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio and changes in short-term interest rates with respect to our cost of borrowing under our Credit Agreement, from which we have yet to draw on. We monitor our cost of borrowing, taking into account our funding requirements, and our expectations for short-term rates in the future. While we are exposed to global interest rate fluctuations, we are most affected by fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents and marketable securities and the fair value of those securities.

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2022, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.1 million increase in the fair market value of the portfolio.

Our debt obligations related to the Notes are long-term in nature with fixed interest rates.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the China Renminbi, British pound, EU Euro, and Australian dollar. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies (e.g., unfavorable movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries) will negatively affect our revenue and net operating results as expressed in U.S. dollars. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would have resulted in an adverse effect on income before income taxes of approximately $3.5 million and $0.1 million as of December 31, 2022 and 2021, respectively.

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

Inflation Risk

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we have experienced the effects of inflation during the periods covered by this Annual Report on Form 10-K on our results of operations and financial condition, and we expect to experience other effects, such as additional cost increases in the near future if inflation continues to persist. Additionally, because we purchase materials from our suppliers, we may be adversely impacted by their inability to adequately mitigate inflationary, industry, or economic pressures.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beauty Health Company and its consolidated subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounts Receivable: Allowance for Estimated Credit Losses — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The allowance for estimated credit losses represents management's best estimate of probable credit losses in accounts receivable. The allowance is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding certain customers’ ability to pay which may be available.

Given the significant judgments made by management in estimating its allowance for credit losses related to certain distributors in foreign jurisdictions impacted by COVID-19, performing audit procedures to evaluate the reasonableness of the allowance for estimated credit losses for certain distributors required a high degree of auditor judgment and an increased extent of effort in evaluating the audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the Company's allowance for estimated credit losses for certain distributors in foreign jurisdictions included the following, among others:

•We tested the effectiveness of the control over management’s assessment used to evaluate the allowance for estimated credit losses.
•We evaluated historical payment history and tested the accuracy of payments received from these distributors.
•We confirmed amounts outstanding from these distributors, including confirming their intent and ability to pay.

•We searched for contradictory information regarding the creditworthiness and ability of these distributors to pay outstanding amounts.

Common Stock Repurchases: Accelerated Share Repurchases — Refer to Note 17 to the financial statements

Critical Audit Matter Description

On September 27, 2022 and November 9, 2022, the Company entered into two accelerated share repurchase agreements with a financial institution to repurchase a total of $200 million of Class A Common Stock. The total number of shares that will be received under the accelerated share repurchase agreements will be based upon the average daily volume weighted average price of the Company’s Class A Common Stock during the repurchase periods, less an agreed upon discount. The accelerated share repurchase agreements are accounted for as a repurchase and retirement of shares and as equity forward contracts indexed to the Company’s Class A Common Stock. The equity forward contracts are classified as an equity instrument under ASC 815-40, Contracts in Entity's Own Equity.
The Company’s evaluation of the classification of the accelerated share repurchases was complex due to the significant accounting judgments made by management in the application of accounting guidance. Auditing these judgments required specialized knowledge and experienced individuals given the complexity of the accounting treatment associated with the accelerated share repurchases.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for the accelerated share repurchases included the following, among others:

•We tested the effectiveness of the controls over management's accounting assessment of the accelerated share repurchases and the review of related disclosures.

•With the assistance of professionals in our firm with expertise in accounting in financial instruments and common stock repurchases, we evaluated management's conclusions regarding the application of the appropriate accounting standards and compared the key terms from the accelerated share repurchase agreements to management's analysis.

•We evaluated the Company's disclosures of the accelerated share repurchases, including the related impacts to the financial statements, to ensure the proper recognition and measurement.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2023

We have served as the Company's auditor since 2020.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$568,197	$901,886
Accounts receivable, net of allowances for estimated credit losses of $2,929 and $2,681 at December 31, 2022 and December 31, 2021, respectively	76,494	46,824
Prepaid expenses and other current assets	26,698	12,322
Income tax receivable	1,280	4,599
Inventories	116,430	35,261
Total current assets	789,099	1,000,892
Property and equipment, net	18,184	16,183
Right-of-use assets, net	15,637	14,992
Intangible assets, net	46,386	56,010
Goodwill	124,593	123,694
Deferred income tax assets, net	815	330
Other assets	14,193	6,705
TOTAL ASSETS	$1,008,907	$1,218,806
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,335	$29,049
Accrued payroll-related expenses	21,677	28,662
Other accrued expenses	15,183	14,722
Lease liabilities, current	4,958	3,712
Income tax payable	962	292
Total current liabilities	73,115	76,437
Lease liabilities, non-current	12,689	12,781
Deferred income tax liabilities, net	2,011	3,561
Warrant liabilities	15,473	93,816
Convertible senior notes, net	734,143	729,914
TOTAL LIABILITIES	837,431	916,509
Commitments (Note 14)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 132,214,695 and 150,598,047 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	14	16
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Additional paid-in capital	550,320	722,250
Accumulated other comprehensive loss	(4,530)	(1,257)
Accumulated deficit	(374,328)	(418,712)
Total stockholders’ equity	171,476	302,297
LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,008,907	$1,218,806

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$365,876	$260,086	$119,092
Cost of sales	115,536	78,259	51,893
Gross profit	250,340	181,827	67,199
Operating expenses:
Selling and marketing	160,076	111,583	50,323
Research and development	8,444	8,195	3,409
General and administrative	106,100	98,688	30,649
Total operating expenses	274,620	218,466	84,381
Loss from operations	(24,280)	(36,639)	(17,182)
Interest expense, net	13,392	11,777	21,275
Interest income	(9,175)	(39)	—
Other expense, net	1,650	4,489	47
Change in fair value of warrant liabilities	(78,343)	277,315	—
Change in fair value of earn-out shares liability	—	47,100	—
Foreign currency transaction (gain) loss, net	3,164	69	(21)
Income (loss) before provision for income taxes	45,032	(377,350)	(38,483)
Income tax (benefit) expense	648	(2,242)	(9,308)
Net income (loss)	$44,384	$(375,108)	$(29,175)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,273)	(1,499)	79
Comprehensive income (loss)	$41,111	$(376,607)	$(29,096)
Net income (loss) per share
Basic	$0.30	$(3.67)	$(0.85)
Diluted	$(0.23)	$(3.67)	$(0.85)
Weighted average common shares outstanding
Basic	147,554,090	102,114,949	34,293,271
Diluted	148,506,312	102,114,949	34,293,271

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2019	49,205	$—	935	$—	—	$—	$13,747	$(554)	$28	$(14,429)	$(1,208)
Retroactive application of recapitalization	(49,205)	—	(935)	—	32,136,203	3	(3)	—	—	—	—
Adjusted balance, beginning of period	—	—	—	—	32,136,203	3	13,744	(554)	28	(14,429)	(1,208)
Issuance of shares	—	—	—	—	3,482,446	1	(1)	—	—	—	—
Repurchases of shares	—	—	—	—	(116,906)	—	(154)	—	—	—	(154)
Stock-based compensation	—	—	—	—	—	—	363	—	—	—	363
Net loss	—	—	—	—	—	—	—	—	—	(29,175)	(29,175)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	214	—	214
BALANCE, December 31, 2020	—	$—	—	$—	35,501,743	$4	$13,952	$(554)	$242	$(43,604)	$(29,960)
Issuance of Class A Common Stock in connection with business acquisitions	—	—	—	—	590,099	—	9,341	—	—	—	9,341
Issuance of earn-out shares	—	—	—	—	7,500,000	1	136,574	—	—	—	136,575
Issuance of Class A Common Stock pursuant to equity compensation plan	—	—	—	—	30,963	—	—	—	—	—	—
Shares canceled for tax withholdings on vested restricted stock units	—	—	—	—	(6,812)	—	—	—	—	—	—
Reverse recapitalization transaction, net	—	—	—	—	89,898,170	9	182,397	554	—	—	182,960
Purchase of capped calls related to Convertible Senior Notes	—	—	—	—	—	—	(90,150)	—	—	—	(90,150)
Issuance of Class A Common Stock in connection with the Public and Private Warrant exercises	—	—	—	—	17,083,884	2	457,718	—	—	—	457,720
Stock-based compensation	—	—	—	—	—	—	12,418	—	—	—	12,418
Net loss	—	—	—	—	—	—	—	—	—	(375,108)	(375,108)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,499)	—	(1,499)
BALANCE, December 31, 2021	—	$—	—	$—	150,598,047	$16	$722,250	$—	$(1,257)	$(418,712)	$302,297

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except for share amounts)

	Legacy Common Stock		Legacy Preferred Stock		Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, December 31, 2021	—	$—	—	$—	150,598,047	$16	$722,250	$—	$(1,257)	$(418,712)	$302,297
Repurchase and retirement of Class A Common Stock	—	—	—	—	(18,759,243)	(2)	(159,998)	—	—	—	(160,000)
Equity forward contract in connection with accelerated share repurchase	—	—	—	—	—	—	(40,000)	—	—	—	(40,000)
Issuance of Class A Common Stock in connection with asset acquisition	—	—	—	—	28,733	—	500	—	—	—	500
Issuance of Class A Common Stock pursuant to equity compensation plan	—	—	—	—	409,565	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	28,495	—	—	—	28,495
Shares withheld for tax withholdings on vested stock awards	—	—	—	—	(62,407)	—	(927)	—	—	—	(927)
Net income	—	—	—	—	—	—	—	—	—	44,384	44,384
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(3,273)	—	(3,273)
BALANCE, December 31, 2022	—	$—	—	$—	132,214,695	$14	$550,320	$—	$(4,530)	$(374,328)	$171,476

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net income (loss)	$44,384	$(375,108)	$(29,175)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation of property and equipment	7,164	4,486	2,552
Amortization of capitalized software	—	—	—
Provision for estimated credit losses	1,622	854	1,442
Non-cash lease expense	4,561	3,352	—
Amortization of intangible assets	14,852	13,297	11,849
Amortization of other assets	857	147	132
Amortization of deferred financing costs	4,229	4,061	1,515
Stock-based compensation	28,495	12,418	363
Amortization of unfavorable lease terms	—	—	(36)
Write-off of unfavorable lease	—	—	(384)
Loss on sale and disposal of long-lived assets	5,239	—	110
In-kind interest	—	4,130	6,119
Deferred income tax benefit	(1,787)	(3,763)	(4,341)
Change in fair value of earn-out shares liability	—	47,100	—
Change in fair value adjustment of warrant liabilities	(78,343)	277,315	—
Debt prepayment expense	—	2,014	—
Foreign currency transactions	2,410	—	—
Changes in operating assets and liabilities:
Accounts receivable	(32,025)	(31,013)	3,701
Prepaid expense and other current assets	(16,401)	(5,434)	489
Income taxes receivable	3,871	35	(4,611)
Inventories	(82,097)	(9,443)	(3,211)
Other assets	(8,045)	(6,129)	(2,286)
Accounts payable	1,606	10,523	4,889
Accrued payroll and other expenses	(3,357)	24,784	(118)
Other long-term liabilities	—	—	1,529
Lease liabilities	(4,033)	(1,393)	—
Income taxes payable	198	(594)	(2,964)
Net cash used in operating activities	(106,600)	(28,361)	(12,436)
Cash flows used in investing activities:
Capital expenditures for intangible assets	(6,547)	(4,415)	(316)
Capital expenditures for property and equipment	(10,847)	(11,201)	(3,501)
Cash paid for asset acquisition	(1,475)	—	—
Cash paid for business acquisitions, net of cash acquired	—	(22,896)	—
Repayment of notes receivables from stockholders	—	781	—
Net cash used in investing activities	(18,869)	(37,731)	(3,817)
The accompanying notes are an integral part of these consolidated financial statements

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Repurchases of Class A Common Shares	(160,000)	—	(154)
Payment of equity forward contract in connection with accelerated share repurchase	(40,000)	—	—
Payments of tax withholdings on vested stock awards	(927)	—	—
Payment of contingent consideration related to acquisitions	(4,315)	—	—
Proceeds from issuance of convertible senior notes	—	750,000	—
Purchase of capped calls related to convertible senior notes	—	(90,150)	—
Proceeds from exercise of warrants	—	188,378	—
Proceeds from revolving facility	—	5,000	6,500
Repayment of revolving facility	—	(5,000)	(15,000)
Proceeds from term loan	—	—	30,000
Payment of debt issuance costs	—	(21,341)	(77)
Proceeds from Business Combination, net of transaction costs (See Note 3)	—	357,634	—
Repayment of term loan	—	(225,486)	(1,772)
Payments for transaction costs	—	—	(323)
Deferred payment for acquisition	—	—	(901)
Net cash (used in) provided by financing activities	(205,242)	959,035	18,273
Net increase in cash and cash equivalents	(330,711)	892,943	2,020
Effect of foreign currency translation on cash	(2,978)	(543)	159
Cash and cash equivalents, beginning of period	901,886	9,486	7,307
Cash and cash equivalents, end of period	$568,197	$901,886	$9,486

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$9,818	$10,249	$13,536
Common stock issued for asset acquisition	500	—	—
Cash (received) paid for income taxes	(1,339)	1,700	2,434
Capital expenditures included in accounts payable	90	321	240
Issuance of earn-out shares	—	136,575	—
Trade receivables due from seller	—	6,623	—
Notes payable to seller	—	2,153	—
Contingent consideration	—	783	—
Issuance of Class A Common Stock in connection with business acquisitions	—	9,341	—
Deferred unpaid offering costs	—	—	2,036

The accompanying notes are an integral part of these consolidated financial statements.

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

On May 4, 2021, the Company consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020 (the “Merger Agreement”), by and among Vesper Healthcare Acquisition Corp. (“Vesper”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of Edge Systems LLC d/b/a The Hydrafacial Company (“Hydrafacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”), which provided for: (a) the merger of Merger Sub I with and into Hydrafacial, with Hydrafacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Hydrafacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of Hydrafacial and each share of common stock and preferred stock of Hydrafacial has been cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the Company owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the Company owns, directly or indirectly, 100% of the stock of Hydrafacial and its subsidiaries and the stockholders of Hydrafacial as of immediately prior to the effective time of the First Merger (the “Hydrafacial Stockholders”) hold a portion of the Company’s Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”).

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

The COVID-19 pandemic has had, and may continue to have adverse impacts on our business. Related government and private sector responsive actions, as well as changes in consumer spending behaviors, supply chain challenges, and intermittent store closures in certain parts of the world have adversely affected and may continue to adversely affect our business, financial condition and results of operations. We will continue to monitor mandates, guidelines, and recommendations issued by the U.S. Department of State, Center for Disease Control (“CDC”) and World Health Organization (“WHO”), and local governments as they are released, and revise our health and safety protocols accordingly. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including the duration and scope of the pandemic; businesses and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.

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

Consideration was also given to the fact that the Company paid a purchase price consisting of a combination of cash and equity consideration and its stockholders may have a significant amount of voting power, should the Company’s public stockholders be considered in the aggregate. However, based on the aforementioned factors of management, board representation, largest minority stockholder as noted above, and the continuation of the Hydrafacial business as well as its size, it was determined that accounting for the Business Combination as a reverse recapitalization was appropriate.

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

In connection with the Business Combination each share of Hydrafacial common stock outstanding immediately prior to the Business Combination converted into the right to receive 653.109 shares (the “Exchange Ratio”) of Class A Common Stock of the Company. The recapitalization of the number of shares of Class A Common Stock attributable to Hydrafacial is reflected retroactively to the earliest period presented based upon the Exchange Ratio and is utilized for calculating earnings per share in all prior periods presented.

The Consolidated Financial Statements in this Annual Report on Form 10-K are presented in accordance with GAAP and include the Company’s consolidated domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of estimates and assumptions in preparing consolidated financial statements

In preparing its consolidated financial statements in conformity with GAAP, the Company makes assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, allowance for estimated credit losses, the realizability of inventory, fair value measurements including common stock, warrant liabilities and earn-out shares liability valuations, useful lives of property and equipment, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. The Company’s estimates are based on historical experience and on its future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from current estimates and those differences may be material.

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

Accounts Receivable

Accounts receivable primarily arise out of product purchases by customers from various distribution channels. Typical payment terms provide that customers pay within 30 to 120 days of the invoice. The allowance for estimated credit losses represents management's best estimate of probable credit losses in accounts receivable. The allowance is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers’ ability to pay which may be available. In addition, management considered other qualitative factors, particularly in relation to the volatility in the economies of certain foreign jurisdictions that arose from the COVID-19 pandemic. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered.

Inventories

Inventories are stated at the lower of cost (determined using the average cost method which approximates the first-in, first-out method) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated net realizable value. Inherent in the net realizable value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of our products. Cost is determined using weighted-average costs, and includes all costs incurred to deliver inventory to the Company’s distribution centers including freight, non-refundable taxes, duty, and other landing costs.

The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would decrease its basis in the inventory in the period in which it made such a determination.

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

ASC 842 became effective for the Company in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with an effective date of January 1, 2021. Subsequent to the adoption of ASC 842 on January 1, 2021, the first day of fiscal 2021, operating and finance lease liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. The Company uses an incremental borrowing rate to determine the present value of lease payments as the rate implicit in the lease is generally not readily determinable. The Company’s incremental borrowing rate is the rate of interest that it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis and in a similar economic environment over a similar term.

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

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company accounts for the Notes under Accounting Standards Codification (“ASC”) ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes as a long-term liability at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the Notes as a current, rather than a long-term liability. Refer to Note 10—Long-term Debt for further detail.

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

Issuance Costs

Issuance costs related to our Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other direct costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes. Refer to Note 10 – Long-term Debt for further detail.

Warrant Liabilities

During October 2020, in connection with Vesper’s initial public offering, the Company issued 15,333,333 warrants to purchase shares of the Company’s common stock at $11.50 per share (the “Public Warrants”). Simultaneously, with the consummation of Vesper’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s common stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC (the “Sponsor”).

On November 3, 2021 all of the Public Warrants that were outstanding were redeemed (the “Redemption Date”). As of December 31, 2022 and 2021, no Public Warrants were outstanding and approximately 7 million Private Placement Warrants remain outstanding. As of December 31, 2022 the Private Placement Warrants are measured at fair value using a Monte Carlo simulation because these warrants are not subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 3 financial instruments as of December 31, 2022. The Private Placement Warrants expire five years after the Business Combination.

The Company classified the Public Warrants and currently classifies the Private Placement Warrants as liabilities on its Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. In certain events outside of the Company’s control, the Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the Company’s common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Public and Private Placement Warrants were initially recorded at fair value on the date of the Business Combination and are subsequently adjusted to fair value at each subsequent reporting date. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

The Company accounted for the Earn-out Shares liability as contingent consideration and recorded an Earn-out Shares liability for the Earn-out Shares in accordance with ASC 480 – Distinguishing Liabilities from Equity. The liability was included as part of the consideration transferred in the Business Combination and was recorded at its then current fair value. The Earn-out Shares liability was recorded at fair value and remeasured at the end of each reporting period, with the corresponding gain or loss recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss) as change in the fair value of earn-out shares liability.

Revenue Recognition

Net sales consist of the sale of products to retail and wholesale customers through e-commerce and distributor sales. The Company generates revenue through manufacturing and selling Hydrafacial Delivery Systems (“Delivery Systems”). In conjunction with the sale of Delivery Systems, the Company also sells its serum solutions and consumables (collectively “Consumables”). Original Consumables are sold solely and exclusively by the Company (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

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

Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for the sale of its products which is determined based upon the sales price per the invoice or contract. Discounts applied to invoices are not associated with future purchases and solely relate to the product invoiced. As a result, the invoice and transaction price are recorded net of any discounts.

The Company’s sales terms for its Delivery Systems allow for the right of return within 30 days, subject to a restocking fee. Estimates for variable consideration, which relate to sales returns associated with Delivery Systems, are based on the expected amount the Company will be entitled to receive, subject to constraint, and is recorded as a reduction against net sales. Sales returns are estimated based on historical sales and returns data and have not significantly impacted net sales because sales returns are not material.

Depending on the type of Delivery System that was purchased, the Company offers its customers with a one-year or two-year standard type warranty that provides the customer with the assurance that its Delivery Systems will function as intended. Returns related to warranty have been immaterial.

The Company also has a loyalty program that allows members to receive points based on qualifying Consumable purchases that may be redeemed as a discount on future consumable purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in other accrued expenses on the consolidated balance sheet was approximately $0.8 million and $1.2 million as of December 31, 2021 and 2022, respectively.

In addition, during fiscal 2022 the Company provided certain customers with the option to trade-in their existing Delivery System and apply the fair value of their old Delivery System towards the transaction price of the Company’s new Syndeo Delivery System. The Company determined that the trade-in is viewed as a marketing offer due to the fact that it does not constitute the Company’s customary business practice and was not offered at contract inception. Therefore, the trade-in is accounted for under ASC 606 and represents a type of noncash consideration, which the Company measures at its estimated fair value. The estimated fair value represents the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort. The estimated selling price is determined based on the Company’s historical experience of reselling refurbished Delivery Systems. The total value of these refurbished Delivery Systems included in inventory as of December 31, 2022 was $8.8 million.

Payment terms vary by customer but typically provide for the customer to pay within 30 to 120 days; however, the Company provides an option for qualified customers to pay for Delivery Systems over 12 monthly installments. Therefore, customer payment terms are for 12 months or less and do not include significant financing components. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions.

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

Advertising costs are expensed in the period in which they are incurred. Total advertising costs, included in selling and marketing expenses on the Consolidated Statements of Comprehensive Income (Loss), were $3.8 million, $3.2 million and $3.3 million for each of the three years ending December 31, 2022, 2021, and 2020 respectively.

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

Interest Expense, Net

Interest expense consists of interest accrued on the Company’s Convertible Senior Notes and amortization of debt issuance costs relating to the Notes. The Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated. The Company expects interest expense to increase in absolute dollars as the Company grows internationally and obtains more financing to support such growth. Interest expense as a percentage of revenue will fluctuate period to period along with fluctuations in interest rates, which is not related to normal business operations.

Interest Income

Interest income consists of interest earned from investments in money market funds that the Company classifies as cash equivalents. Interest income as a percentage of revenue will fluctuate period to period along with fluctuations in interest rates, which is not related to normal business operations.

Change in Fair Value of Warrant Liabilities

In accordance with ASC 815-40 – Contracts in Entity's Own Equity, the Company’s Public and Private Placement Warrants are accounted for as liabilities in the Consolidated Balance Sheets and measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s Consolidated Statements of Comprehensive Income (Loss). There were no Public Warrants outstanding as of December 31, 2022. The value of the Private Placement Warrants was determined at year end using the Monte Carlo simulation model. Changes around share price volatility and assumptions and inputs used in the Monte Carlo model can result in an increase or decrease in fair value which can substantially impact the outstanding liability and the change in fair value of warrant liabilities. Changes in fair value of warrant liabilities as a percentage of revenue will fluctuate period to period along with fluctuations in fair value, which is not related to normal business operations.

Change in Fair Value of Earn-out Shares Liability

In accordance with ASC 480 – Distinguishing Liabilities from Equity, the Company accounted for its Earn-out Shares liability as contingent consideration and recorded an Earn-out Shares liability for the Earn-out Shares. The Earn-out Shares liability was recorded at fair value and remeasured at the end of each reporting period, with the corresponding gain or loss recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss). The Earn-out shares were earned and subsequently issued on July 15, 2021.

Foreign Currency Transaction (Gain) Loss, Net

Foreign currency transaction gains and losses are generated by settlements of intercompany balances and invoices denominated in other currencies other than the reporting currency. Foreign currency gains and losses as a percentage of revenue will fluctuate period to period along with fluctuations in exchange rates, which is not related to normal business operations.

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

Transactions between the parent company and its foreign subsidiaries are denominated in US Dollars. Accordingly, amounts due to or from the parent company are remeasured from local currency to its US Dollar equivalent on the balance sheet date. This remeasurement is recorded as a foreign currency transaction gain or loss in the consolidated statements of comprehensive income.

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

Stock-based Compensation

Stock-based compensation is accounted for under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company accounts for all stock-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. The fair value of the Company’s restricted stock units is the closing price of the Company’s common stock on the grant date. The fair value of the Company’s performance-based restricted stock units is estimated using a Monte Carlo simulation model. The consolidated financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the Consolidated Statements of Comprehensive Income (Loss) based on the department to which the recipient reports. The Company’s policy is to account for forfeitures in period that they occur.

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

The fair value of the Notes that are recorded at historical cost was $567 million as of December 31, 2022, and was determined using the last trade price in active markets. With the exception of the Company’s Notes, the fair value of the Company’s assets and liabilities that are recorded at historical amounts and that qualify as financial instruments under ASC 820, Fair Value Measurement, approximates the carrying amounts represented in the Company’s Consolidated Balance Sheets, primarily due to their short-term nature.

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

•Prior to the Business Combination, the Company issued an aggregate of 11,500,000 shares of the Company’s Class B Common Stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000 in cash. All outstanding Founder Shares were automatically converted into shares of the Company’s Class A Common Stock on a one-for-one basis at the Closing and will continue to be subject to the transfer restrictions applicable to such shares.

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

•The aggregate gross cash consideration received by the Company in connection with the Business Combination was $783 million, which consisted of proceeds of $350 million from the PIPE Investment, plus approximately $433 million of cash from the Company’s trust account that held the proceeds from the Company’s initial public offering (the “Trust Account”). The aggregate gross cash consideration received was reduced by $368 million, which consisted of cash payments made to the former stockholders of Hydrafacial, and further reduced by an additional $57 million for the payment of direct transaction costs incurred by Hydrafacial and the Company which were reflected as a reduction of proceeds. The Company used the net proceeds to repay all of its outstanding indebtedness at the Closing. The remainder of the consideration paid to the Hydrafacial stockholders consisted of 35,501,743 newly issued shares of Class A Common Stock (the “Stock Consideration”). The net cash received from the Business Combination was subject to a working capital adjustment of $0.9 million. The Company also issued 70,860 shares related to the working capital adjustment.

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

Distributor Acquisitions

On June 4, 2021, the Company acquired High Tech Laser, Australia Pty Ltd (“HTL”), a distributor of the Company’s products in Australia. On July 1, 2021, the Company acquired Wigmore Medical France (“Wigmore”), Ecomedic GmbH (“Ecomedic”) and Sistemas Dermatologicos Internacionales (“Sidermica”), distributors of the Company’s products in France, Germany and Mexico, respectively. Through these acquisitions, the Company plans to directly sell to the respective markets and improve services for its products. Cash paid for the four distributors totaled $25.7 million. Subsequent to the purchase price measurement period, the Company made contingent consideration payments totaling $1.6 million in connection with the Ecomedic and Sidermica acquisitions which were recorded in other expense, net in the consolidated statements of comprehensive income (loss).

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
(4)    During the second quarter of 2022, adjustments were made to the Sidermica valuation pertaining to contingent consideration. Goodwill was adjusted due to finalization of the valuation of contingent consideration of $1.98 million. Contingent consideration payments for the Sidermica acquisition were paid during the three months ended June 30, 2022.

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

The operating results of the distributor acquisitions from the dates of acquisitions are included in the Consolidated Statements of Comprehensive Income (Loss). The historical operating results are not material to the consolidated financial statements, and, therefore, the Company has not presented the unaudited pro forma results of operations for the distributor acquisitions.

Acquisition of The Personalized Beauty Company, Inc. (“Mxt”)

On April 12, 2022, the Company, through its indirect, wholly-owned subsidiary, Edge Systems Intermediate, LLC, acquired The Personalized Beauty Company, Inc., a Delaware corporation d.b.a. Mxt. Consideration paid in the aggregate was $1.5 million plus equity consideration of $0.5 million or 28,733 shares of the Company’s Class A Common Stock. Depending on the achievement of certain revenue milestones, the former Mxt shareholders are entitled to receive up to $30 million of earnout payments. The estimated fair value of the earnout was not material as of the acquisition date and as of December 31, 2022.

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

Note 4 – Revenue

Disaggregated Revenue

The Company generates revenue through manufacturing and selling Hydrafacial Delivery Systems. In conjunction with the sale of Delivery Systems, the Company also sells its Consumables. Original Consumables are sold solely and exclusively by the Company (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net Sales
Delivery Systems	$206,235	$139,464	$53,372
Consumables	159,641	120,622	65,720
Total net sales	$365,876	$260,086	$119,092

See Note 18 — Segment Reporting for revenue disaggregated by geographical region.

Note 5 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$38,373	$12,024
Finished goods	78,057	23,237
Total inventories	$116,430	$35,261

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2022	December 31, 2021
Accrued compensation	$4,154	$15,262
Accrued payroll taxes	1,357	922
Accrued benefits	5,643	3,022
Accrued sales commissions	10,523	9,456
Total accrued payroll-related expenses	$21,677	$28,662

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2022	December 31, 2021
Sales and VAT tax payables	$4,904	$5,817
Accrued interest	2,344	2,786
Contingent consideration	—	783
Note payable due seller	1,819	2,153
Royalty liabilities	2,348	1,074
Other	3,768	2,109
Total other accrued expenses	$15,183	$14,722

Note 6 — Leases

The Company does not own any real estate. The majority of the Company’s lease liability consists of the Company’s international office spaces and warehouses, all of which are classified as operating leases. The Company’s finance leases relate to leased equipment such as office and warehouse equipment. The finance lease balances are not material and are included in property and equipment, other accrued expenses, and other long-term liabilities of the Consolidated Balance Sheets.

Lease terms include the non-cancellable portion of the underlying leases along with any reasonably certain lease periods associated with available renewal periods, termination options and purchase options. The Company's leases do not contain significant restrictive provisions nor residual value guarantees.

Operating and finance lease right-of-use (“ROU”) liabilities are recognized at the lease commencement date based on the present value of the fixed lease payments using the Company’s incremental borrowing rates for its population of leases. Related operating and finance lease ROU assets are recognized based on the initial present value of the fixed lease payments, reduced by cash payments received from landlords as lease incentives, plus any prepaid rent and other direct costs from executing the leases. The interest expense amortization component of the finance lease ROU liabilities is recorded within interest expense on the Consolidated Statements of Comprehensive Income (Loss). ROU assets are tested for impairment in the same manner as long-lived assets.

Operating ROU assets and liabilities as of December 31, 2022 and December 31, 2021 comprises the following:

(in thousands)
Assets	Balance Sheet Classification	December 31, 2022	December 31, 2021
Operating lease assets	Right-of-use assets, net	$15,637	$14,992

Liabilities
Operating	Lease liabilities, current	$4,958	$3,712
Operating	Lease liabilities, non-current	$12,689	$12,781
Total lease liabilities		$17,647	$16,493

Total lease cost for the years ended December 31, 2022 and December 31, 2021 are summarized in the table below. The variable lease costs were not included in the measurement of the lease liabilities. These primarily include property taxes, property insurance, and common area maintenance expenses.

(in thousands)	Statement of Operations Classification	December 31, 2022	December 31, 2021
Operating lease cost
Operating lease cost	Cost of sales	$835	$811
Operating lease cost	Selling and marketing, general and administrative	4,139	2,535
		4,974	3,346
Short-term lease cost
Short-term lease cost	Selling and marketing, general and administrative	1,662	879
		1,662	879
Variable lease cost
Variable lease cost	Cost of sales	—	236
Variable lease cost	Selling and marketing, general and administrative	—	270
		—	506

Total operating lease cost		$6,636	$4,731

The following table summarizes future operating lease payments as of December 31, 2022:

(in thousands)	Future Minimum Payments
2023	$5,407
2024	4,532
2025	1,729
2026	1,372
2027	1,096
Thereafter	5,145
Total	19,281
Less: Imputed Interest	(1,634)
Present value of net lease payments	$17,647

The following table includes supplemental lease information:

Supplemental Cash Flow Information (dollars in thousands)	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,981	$3,041

Lease liabilities arising from new ROU assets
Operating leases	$4,476	$5,707

Weighted average remaining lease term (in years)
Operating leases	6.0	6.3

Weighted average discount rate
Operating leases	2.98%	2.75%

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. As of December 31, 2022 and 2021, the value of the Private Placement Warrants was determined using a Monte Carlo simulation. The Private Placement Warrants are classified as a Level 3 financial instrument. There was no activity in Warrant liability related to the Private Placement Warrants during the periods presented. The contingent consideration outstanding as of December 31, 2021 was paid in the second quarter of 2022.

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$513,009	$—	$—	$513,009
Liabilities
Warrant liability — Private Placement Warrants	—	—	15,473	15,473

	As of December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$861,943	$—	$—	$861,943
Liabilities
Contingent consideration	$—	$—	$783	$783
Warrant liability — Private Placement Warrants	$—	$—	$93,816	$93,816

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of December 31, 2022, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Warrant Liabilities

The Public Warrants and Private Placement Warrants (collectively, the “Warrants”) are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the Company’s Consolidated Balance Sheets. The Warrants are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s Consolidated Statements of Comprehensive Income (Loss).

On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding on November 3, 2021, for a redemption price of $0.10 per Public Warrant. On November 3, 2021, all 16.2 million outstanding Public Warrants were either exercised for cash or on a cashless basis or were redeemed. These outstanding Public Warrants that were exercised comprised 15.3 million Public Warrants issued in connection with the Vesper initial public offering and an additional 0.9 million warrants that became Public Warrants due to the sale of Private Placement Warrants. Approximately 16.1 million Public Warrants were exercised for cash at an exercise price of $11.50 per share of Class A Common Stock, 74,104 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 26,732 shares of Class A Common Stock, and 75,016 warrants were redeemed for $0.10 per warrant, in each case in accordance with the terms of the Warrant Agreement. In 2021, total cash proceeds generated from exercises of the Public Warrants were $185.4 million. In addition, 0.3 million Private Placement Warrants were exercised in 2021 for total cash proceeds of $3.0 million. Accordingly, as of December 31, 2022 and 2021, there were no Public Warrants outstanding.

At December 31, 2022 and 2021, the outstanding Private Placement Warrants were valued using a Monte Carlo simulation. As of December 31, 2022, the Company had approximately 7 million Private Placement Warrants outstanding.

Contingent Consideration

On July 1, 2021, in connection with the acquisition of Wigmore contingent consideration was payable to the previous owners. Upon acquisition, the contingent considered was measured using discounted cash flows based on the probability of meeting certain earn-out revenue targets. As of December 31, 2021, the Company accrued the full amount of the contingent consideration as the earn-out revenue targets were met. The contingent consideration outstanding as of December 31, 2021 was paid in the second quarter of 2022.

Note 8 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	December 31, 2022	December 31, 2021
Furniture and fixtures	2-7	$5,364	$4,074
Computers and equipment	3-5	4,901	4,010
Machinery and equipment	2-5	6,427	3,669
Autos and trucks	5	161	1,163
Tooling	5	638	1,389
Leasehold improvements	Shorter of remaining lease term or estimated useful life	11,812	5,086
Total property and equipment		29,303	19,391
Less: accumulated depreciation and amortization		(12,494)	(8,561)
Construction in progress		1,375	5,353
Property and equipment, net		$18,184	$16,183

During the year ended December 31, 2022, the Company recorded a loss on the disposal of property and equipment, net of $2.0 million. The loss on disposal of property and equipment, net was recorded in the Consolidated Statements of Comprehensive Income (Loss) primarily in general and administrative expense.
Depreciation expense was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of sales	$2,126	$1,313	$1,161
General and administrative	3,295	1,625	1,391
Selling and marketing	1,743	1,548	—
Total depreciation expense	$7,164	$4,486	$2,552

Note 9 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,907	$(4,119)	$6,788	15
Non-compete agreement	776	(395)	381	3
Customer relationships	18,089	(7,602)	10,487	5-10
Developed technology	73,188	(54,422)	18,766	3-8
Patents	2,226	(375)	1,851	3-19
Capitalized software	9,620	(1,507)	8,113	3-5
Total intangible assets	$114,806	$(68,420)	$46,386

During the year ended December 31, 2022, the Company recorded a loss on the disposal of intangible assets of $2.5 million. The loss on disposal of intangible assets was recorded in the Consolidated Statements of Comprehensive Income (Loss) primarily in general and administrative expense.
The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2021 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Trademarks	$10,048	$(3,442)	$6,606	15
Non-compete agreement	809	(139)	670	3
Customer relationships	18,625	(4,391)	14,234	5-10
Developed technology	70,900	(45,051)	25,849	8
Patents	2,050	(295)	1,755	3-19
Capitalized software	9,867	(2,971)	6,896	3-5
Total intangible assets	$112,299	$(56,289)	$56,010

Amortization expense was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of sales	$9,450	$9,000	$9,465
General and administrative	2,969	2,477	2,384
Selling and marketing	2,433	1,820	—
Total amortization expense	$14,852	$13,297	$11,849

The changes in the carrying value of goodwill are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Beginning balance	$123,694	$98,531	$98,520
Measurement period adjustments	2,154	26,600	—
Foreign currency translation impact	(1,255)	(1,437)	11
Ending balance	$124,593	$123,694	$98,531

The measurement period adjustments include a $0.2 million increase due to adjustment of acquisition date tax liability for Ecomedic and a $1.98 million increase due to the finalization of the fair value of contingent consideration related to Sidermica during the year ended December 31, 2022. The Company finalized the valuation of assets acquired and liabilities assumed for the Ecomedic acquisition and all other distributor acquisitions as of June 30, 2022.

Note 10 – Long-term Debt

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). Hydrafacial and the Administrative Agent were party to that certain Credit Agreement, dated as of December 30, 2021 (the “Original Credit Agreement”).

The Company, Hydrafacial, the other loan parties thereto, the lenders party thereto, and the Administrative Agent agreed to amend and restate the Original Credit Agreement in order to (i) extend the maturity date with respect to the existing revolving credit facility under the Original Credit Agreement to November 14, 2027, (ii) re-evidence the “Obligations” under, and as defined in, the Original Credit Agreement, which shall be repayable in accordance with the terms of the Credit Agreement, (iii) set forth the terms and conditions under which the lenders will, from time to time, make loans and extend other financial accommodations to or for the benefit of the Company and (iv) transition from LIBOR to the secured overnight financing rate (SOFR), (v) provide that the Company shall assume all of the rights and “Obligations” of Hydrafacial under, and as each such term is defined in, the Original Credit Agreement and (vi) provide that Hydrafacial shall be released and discharged solely from the obligations of the “Borrower” under, and as defined in, the Original Credit Agreement, and shall be a subsidiary guarantor and a loan party thereunder.

The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Borrower has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent.

Borrowings under the Credit Agreement are secured by certain collateral of the loan parties and are guaranteed by all of the Company’s domestic subsidiaries, each of whom will derive substantial benefit from the revolving credit facility. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of December 31, 2022 the Company was in compliance with all restricted and financial covenants of the Credit Agreement.

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either Term SOFR Rate or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 1.50% to 2.00% per annum for Term SOFR Rate loans and 0.50% to 1.00% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of December 31, 2022 the Company’s unused commitment rate was 0.25%. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

In addition, the Credit Agreement includes events (including, without limitation, a non-payment under the loan, a breach of warranties and representations in any material respect, non-compliance with covenants by a loan party, cross-default for payment defaults and cross-acceleration for other defaults under material debt or a change of control) which, if not cured within the time period, if any, specified would constitute an event of default. Upon the occurrence of such events of default, the Company could not request borrowings and the lenders may elect to accelerate the outstanding principal and accrued and unpaid interest under the revolving credit facility. Further, outstanding principal and accrued and unpaid interest thereon automatically accelerate upon the entry of an order for relief with respect to any loan party under any bankruptcy, insolvency or other similar law.

As of December 31, 2022 the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

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

The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 31.4859 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The conversion price as of December 31, 2022 was $31.76 per share of common stock.

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

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the years ended December 31, 2022 and December 31, 2021, the Company recognized $4.2 million and $1.3 million in interest expense related to the amortization of the debt issuance costs related to the Notes, respectively.

The following is a summary of the Company’s Notes as of December 31, 2022:

				Fair Value
(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Amount	Level
1.25% Convertible Notes due 2026	$750,000	$15,857	$734,143	$567,000	Level 2

The following is a summary of the Company’s Notes as of December 31, 2021:

				Fair Value
(in thousands)	Principal Amount	Unamortized Issuance Costs	Net Carrying Value	Amount	Level
1.25% Convertible Notes due 2026	$750,000	$20,086	$729,914	$794,325	Level 2

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s Consolidated Balance Sheets. As of December 31, 2022, the estimated fair value of the Notes was approximately $567 million. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 31, 2022.

The Notes mature on October 2026, and as of December 31, 2022, the remaining life of the Notes is approximately 3.8 years.

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

Deferred financing costs expense for the year ended December 31, 2021 amounted to $0.5 million for the existing debt prior to the Closing of the Business Combination while the amortization of issuance costs for the Notes amounted to $1.3 million during 2021.

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

The Inflation Reduction Act, signed into law on August 16, 2022, provides tax incentives for certain industries and imposes a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on stock buybacks. The Company may be subject to the new excise tax on certain stock buybacks that occur after December 31, 2022. The Company does not anticipate a material impact from the Inflation Reduction Act on the Company's consolidated financial statements.

The following table presents domestic and foreign components of net income (loss) before income taxes as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Domestic	$43,641	$(375,542)
Foreign	1,391	(1,808)
Income (loss) before taxes	$45,032	$(377,350)

The federal, state and foreign components of the income tax expense (benefit) are summarized as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Current:
Federal	$407	$(727)
State	306	513
Foreign	1,722	1,735
Total current income tax expense	2,435	1,521
Deferred:
Federal	(257)	(3,319)
State	(166)	(80)
Foreign	(1,364)	(364)
	(1,787)	(3,763)
Total income tax expense (benefit)	$648	$(2,242)

The effective tax rate of the provision for income tax differs from the federal statutory rate as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022		2021
Federal statutory income tax rate	$9,443	21.0%	$(79,243)	21.0%
State taxes, net of federal benefit	(1,041)	(2.3)	(1,041)	0.3
Officer compensation	2,324	5.2	486	(0.1)
Change in fair value of warrants	(16,452)	(36.6)	58,236	(15.4)
Change in fair value of earn-out shares	—	—	9,891	(2.6)
Transaction Costs	(32)	(0.1)	3,312	(0.9)
Foreign rate differential	(85)	(0.2)	475	(0.1)
R&D credit	(900)	(2.0)	(152)	—
Change in valuation allowance	5,914	13.2	4,064	(1.1)
Other	1,477	3.3	1,730	(0.5)
Income tax expense (benefit)	$648	1.5%	$(2,242)	0.6%

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

	Year Ended December 31,
(in thousands)	2022	2021
Deferred income tax assets
State taxes	$55	$69
Accrued expenses	1,608	3,610
Inventories	4,772	1,905
Accounts receivable	625	639
Section 163(j) limitation	4,782	3,224
Net operating loss carryforwards	3,680	5,354
Stock-based compensation	5,072	1,883
Lease liabilities	4,469	4,104
Other	685	220
Total deferred income tax assets	25,748	21,008

Deferred income tax liabilities
Goodwill and intangibles	(3,852)	(7,922)
Prepaid expenses	(435)	(526)
Right-of-use Assets	(3,966)	(3,733)
Property and equipment	(3,852)	(3,134)
Total deferred tax liabilities	(12,105)	(15,315)
Valuation allowance	(14,839)	(8,924)
Net deferred income tax liabilities	$(1,196)	$(3,231)

The Company’s net deferred tax liability as presented in the consolidated balance sheets consists of the following items as of the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Deferred income tax assets	$815	$330
Deferred income tax liabilities	(2,011)	(3,561)
Net deferred income tax liability	$(1,196)	$(3,231)

The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance increased approximately $5.9 million in 2022 from 2021 primarily due to recognizing valuation allowances against deferred tax assets of certain state and foreign net operating loss carryforwards and federal and state interest carryforwards.

If the Company were to release the valuation allowance upon management determining that it is more likely than not the deferred tax assets could be recognized, approximately $14.8 million of income tax benefit would be recorded to continuing operations.

At December 31, 2022, the Company had gross federal, state and foreign net operating loss carryforwards of approximately $9.0 million, $14.7 million and $4.7 million, respectively. The state losses expire beginning in 2025 and the foreign losses beginning in 2026. The federal net operating losses carryforward indefinitely.

As of December 31, 2022 and December 31, 2021, the Company had recorded gross unrecognized tax benefits of approximately $0.7 million and $0.2 million, respectively. All of the unrecognized tax benefits as of December 31, 2022, if recognized, would not materially impact the effective tax rate. As of December 31, 2022, there were no unrecognized tax benefits that the Company expects would change significantly over the next twelve months. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. The Company has not recognized any interest or penalties because of losses.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Unrecognized tax benefits at beginning of period	$210	$270
Increases for tax positions in prior periods	260	$—
Decreases for tax positions in prior periods	(36)	$(60)
Increases for tax positions in current period	240	$—
Total unrecognized tax benefits	$674	$210

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the United States for years 2019 through 2021. Our foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

APB 23 (codified as FASB ASC 740-10-25-3) allows an exception to the general rule that a U.S. multinational company must accrue U.S. taxes on foreign earnings of its controlled non-U.S. subsidiaries. The Company will continue to indefinitely reinvest earnings from its foreign subsidiaries, which are not significant.

Note 12 – Employee Benefit Plan

The Company sponsors a defined contribution 401(k) and profit sharing plan that all regular employees are eligible to participate in after one month of service. The Plan is administered by a third-party administrator. Contributions to the plans were $2.2 million, $1.4 million and $0.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 13 – Equity-Based Compensation

The Beauty Health Company 2021 Incentive Award Plan (the “2021 Plan”) became effective upon the consummation of the Business Combination. Pursuant to the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash based awards to eligible service providers. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to awards granted under the 2021 Plan is the sum of (i) 14,839,640 and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares equal to 4% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Company’s Board of Directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure. The annual increase on January 1, 2022 amounted to 6.0 million shares of the Company’s Class A Common Stock. The maximum number of shares that may be granted with respect to incentive stock options (“ISOs”) under the 2021 Plan is 7,500,000. At December 31, 2022, an aggregate 9.9 million shares of the Company’s Class A Common Stock were reserved for the issuance of awards under the 2021 Plan.

ESPP

The Company maintains the Employee Stock Purchase Plan (the “ESPP”) for employees located in the United States, which became effective upon the consummation of the Business Combination. The aggregate number of shares of the Company’s Class A Common Stock initially reserved for issuance pursuant to rights granted under the ESPP was 2,000,000. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (1) one percent (1%) of the shares outstanding on the final day of the immediately preceding calendar year, and (2) such smaller number of shares as determined by the Company’s Board of Directors.

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

As of December 31, 2022, there were 206,112 shares of the Company’s Class A Common Stock that were purchased under the ESPP. The Company is currently going through its third offering period which ends May 19, 2023. The Company recognized an immaterial amount of compensation expense related to the ESPP for the year ended December 31, 2022.

As of December 31, 2021, there were no shares of the Company’s Class A Common Stock that were purchased under the ESPP. The Company recognized an immaterial amount of compensation expense related to the ESPP for the year ended December 31, 2021.

Stock Options

The following table summarizes the Company’s stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2022	6,785,020	$15.64	9.45	$59,482
Granted	10,500	22.68
Forfeited	(1,144,700)	18.60
Expired	(49,050)	15.77
Outstanding - December 31, 2022	5,601,770	15.21	8.34	—
Vested and Exercisable - December 31, 2022	1,446,117	15.31	8.06	—
Options vested and expected to vest - December 31, 2022	5,601,770	$15.21	8.34	$—

The weighted-average grant date fair value of the stock options granted during the year ended December 31, 2022 and 2021 was $12.23 and $7.84, respectively. At December 31, 2022, aggregate unrecognized compensation cost for unvested stock options was $27.1 million recognized over a weighted average period of 2.46 years. At December 31, 2021, aggregate unrecognized compensation cost for unvested stock options was $49.0 million recognized over a weighted average period of 3.48 years. The stock options granted generally vest over a four year period.

Restricted Stock Units (“RSUs”) and Performance-based Restricted Stock Units (“PSUs”)

The Company reserves the right to grant RSUs to certain employees, executives and directors. The RSUs granted are eligible to vest over the service period, which is generally over three to four years, subject to the recipient’s continued employment through each vesting date.

PSUs are awarded to select executive officers pursuant to the 2021 Plan and vest based on either (i) the performance of the Company’s Class A Common Stock (“Top-hat”) or (ii) the total shareholder return of the Company’s Class A Common Stock relative to a defined peer group (“TSR”).

Top-hat PSUs are earned over a four-year performance period, based on the performance of the Company’s Class A Common Stock, and subject to the recipient’s continued employment through the end of the performance period. The actual number of shares of the Company’s Class A Common Stock to be issued, ranging from 0% to 100% of the number of PSUs granted, will be determined based on the greater of (i) the Company’s average stock price during the 90-day period ending on the third anniversary of the vesting commencement date and (ii) the Company’s average stock price during the 90-day period ending on the fourth anniversary of the vesting commencement date.

TSR PSUs are earned over a three-year performance period, based on the attainment of pre-determined goals related to the Company’s total shareholder return relative to a defined peer group, and subject to the recipient’s continued employment through the end of the performance period. The actual number of shares of the Company’s Class A Common Stock to be issued will range from 0% to 200% of the number of PSUs granted.

The fair value of PSU awards is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation subject to the performance conditions of the underlying PSUs with the following assumptions:

Input	2022 Grants	2021 Grants
Risk-free interest rate	1.52% - 4.23%	0.50% - 0.65%
Expected volatility of the Company’s Class A Common Stock	57.7% - 66.0%	55.0%
The following table summarizes the Company’s equity award activity for the year ended December 31, 2022:

			Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding - January 1, 2022	380,775	975,000	$25.88	$11.39
Granted	2,936,252	1,734,864	13.47	8.79
Vested	(207,164)	—	20.12	—
Forfeited	(529,711)	(209,738)	14.95	14.30
Outstanding - December 31, 2022	2,580,152	2,500,126	14.47	9.34

The fair value of equity awards that vested, determined based on their respective fair values at vesting date, was $2.7 million for the fiscal year ended December 31, 2022, and $0.7 million for the fiscal year ended December 31, 2021. All of the outstanding equity awards are expected to vest.

At December 31, 2022, the aggregate unrecognized compensation cost for unvested RSUs and PSUs was $28.6 million and $16.4 million, respectively, recognized over a weighted average period of 2.42 years and 2.00 years, respectively.

Compensation expense attributable to net stock-based compensation was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cost of sales	839	405	67
Selling and marketing	9,363	3,547	58
Research and development	602	195	—
General and administrative	17,691	8,271	238
Stock-based compensation expense	$28,495	$12,418	$363

Note 14 – Commitments and Contingencies

On October 21, 2020, Hydrafacial filed a complaint against Ageless Serums LLC (“Ageless”) in the United States District Court for the Central District of California, Western Division, captioned Edge Systems LLC v. Ageless Serums LLC, Case No. 2:20-cv-09669-FMO-PVC (the “California Case”), for contributory trademark infringement, false designation of origin, induced breach of contract, tortious interference with contractual relations, and unfair competition. In the complaint, Hydrafacial alleges that Ageless is selling its serums to Hydrafacial customers and intentionally encouraging those customers to market treatments performed by such customers as “Hydrafacial Treatments,” in violation of the customers’ license agreements with Hydrafacial and that Ageless improperly markets its products for use as part of the Hydrafacial treatment. Hydrafacial is seeking monetary damages and injunctive relief. Additionally, on December 22, 2020, Hydrafacial filed a complaint against Ageless in the United States District Court for the Southern District of Texas, Houston Division, captioned Edge Systems LLC v. Ageless Serums LLC, Case No. 4:20-cv 04335 (“the Texas Case”), alleging infringement of six of Hydrafacial’s patents. Hydrafacial is seeking monetary damages and injunctive relief. Ageless ultimately answered and asserted counterclaims in both actions. On May 5, 2022, Ageless filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division, and the California Case and Texas Case were stayed. On September 7, 2022, Hydrafacial filed a proof of claim, asserting a $12,616,983 general unsecured claim for damages arising from claims alleged in the California Case and Texas Case. On January 4, 2023, Hydrafacial filed an Objection to the Confirmation of Debtor’s Subchapter V Plan of Reorganization and Brief in Support. Hydrafacial plans to continue a vigorous pursuit of its claims against Ageless.

On December 14, 2020, Hydrafacial filed a complaint against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York, captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082, for patent infringement arising from Cartessa’s sale of a delivery system that allegedly infringes five of Hydrafacial’s patents on its device. Hydrafacial is seeking money damages and injunctive relief and plans to vigorously pursue its claims against Cartessa.

Note 15 – Concentrations

No single customer accounted for 10% or more of consolidated Net sales during the years ended December 31, 2022 and December 31, 2021.

As of December 31, 2022 the Company had one customer that accounted for 12% of the Company’s accounts receivable balance. As of December 31, 2021, the Company had no customers that accounted for 10% or more of the accounts receivable balance.

Note 16 – Related-Party Transactions
Registration Rights Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with BLS Investor Group LLC and the Hydrafacial stockholders.

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding shares of Class A Common Stock or any other equity securities (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by the Sponsor or the Hydrafacial stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the 11,500,000 Founder Shares that were owned by the Sponsor and converted into shares of Class A Common Stock in connection with the Business Combination and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as earn-out shares to the Hydrafacial stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

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

Pursuant to the Registration Rights Agreement, the Sponsor agreed to restrictions on the transfer of its securities issued in the Company’s initial public offering, which (i) in the case of the Founder Shares is one year after the completion of the Business Combination unless (A) the closing price of the common stock equals or exceeds $12.00 per share for 20 days out of any 30-trading-day period commencing at least 150 days following the Closing of the Business Combination or (B) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Common Stock underlying the Private Placement Warrants is 30 days after the completion of the Business Combination. The Sponsor and its permitted transferees will also be required, subject to the terms and conditions in the Registration Rights Agreement, not to transfer their Private Placement Warrants (as defined in the Registration Rights Agreement) or shares of common stock issuable upon the exercise thereof for 30 days following the Closing.

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

Hydrafacial recorded approximately $0.2 million of charges related to management services fees for the year ended December 31, 2021. There were no management fees during the year ended December 31, 2022. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Miami Beach Office

For the year ended December 31, 2022, the Company maintained an office in Miami Beach, Florida, whereby the Company, on a monthly basis, reimbursed an entity owned by the Company’s Executive Chairman that makes such office available to the Company for its employees and affiliates. Expense for this property was not material for the year ended December 31, 2022. No such expenses existed for the year ended December 31, 2021.

Note 17 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 132,214,695 and 150,598,047, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

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

The Company entered into two accelerated share repurchase agreements on September 27, 2022 and November 9, 2022, respectively, with a financial institution to repurchase a total of $200 million of Class A Common Stock. On September 27, 2022 and November 9, 2022, the Company made a payment of $100 million and $100 million, respectively, and received initial deliveries of approximately 7.7 million shares and 9.5 million shares, respectively, which represented 80% of the payment amount divided by the Company’s closing stock price on those respective dates.

Under the September 27, 2022 accelerated share repurchase agreement, the Company received a final settlement of 1.6 million shares on December 16, 2022, which was based upon the average daily volume weighted average price of the Company’s Class A Common Stock during the repurchase period, less agreed upon discount. The final settlement of the November 9, 2022 accelerated share repurchase agreement is expected to occur no later than June 30, 2023.

The accelerated share repurchase agreements are accounted for as a repurchases and retirements of shares and as equity forward contracts indexed to the Company’s Class A Common Stock. The equity forward contracts are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity. The par value of the initial shares received is recorded as a reduction to the Company’s Class A Common Stock and the excess of par value is recognized as a reduction to additional paid in capital. The equity forward stock purchase contracts are classified as equity instruments and are recognized as a reduction to additional paid in capital.

The initial deliveries of 7.7 million shares and 9.5 million shares under the accelerated share repurchase agreements as well as the final settlement of shares reduced the number of Class A Common Stock outstanding on the transaction date and, as a result, reduced the weighted average number of shares of Class A Common Stock outstanding used to calculate basic income per share and diluted income per share for the year ended December 31, 2022.

The Company performed analysis of the average of the daily volume-weighted average price of our Class A Common Stock since the transaction dates and has determined, as of December 31, 2022, that the potential final settlement of shares of Class A Common Stock under the November 9, 2022 accelerated share repurchase agreement is anti-dilutive and therefore excluded from the calculation of diluted earnings per share.
Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Net sales by geographic region were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Americas	$243,243	$169,426	$81,453
Asia-Pacific	54,306	43,701	14,464
Europe, the Middle East and Africa	68,327	46,959	23,175
Total net sales	$365,876	$260,086	$119,092

As of December 31, 2022 and December 31, 2021 substantially all of the Company’s property and equipment were held in the United States.

Note 19 – Net Income (Loss) Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Net income (loss) available to common stockholders - basic	$44,384	$(375,108)	$(29,175)
Less: Income on Private placement warrants	(78,343)	—	—
Net loss available to common stockholders - diluted	$(33,959)	$(375,108)	$(29,175)

Weighted average common shares outstanding - basic	147,554,090	102,114,949	34,293,271
Effect of dilutive shares:
Private placement warrants	952,222	—	—
Weighted average common shares outstanding - diluted	148,506,312	102,114,949	34,293,271

Basic net income (loss) per share:	$0.30	$(3.67)	$(0.85)
Diluted net income (loss) per share	$(0.23)	$(3.67)	$(0.85)

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive or requisite performance conditions were not met:

	Year Ended December 31,
	2022	2021	2020
Convertible Notes	23,614,425	23,614,425	—
RSUs	2,580,152	380,775	—
PSUs	2,500,126	975,000	—
Stock Options	5,601,770	6,785,020	542
The Company performed analysis of the average of the daily volume-weighted average price of our Class A Common Stock since the transaction date and has determined, as of December 31, 2022, that the potential final settlement of shares of Class A Common Stock under the November 9, 2022 accelerated share repurchase agreement is anti-dilutive and therefore excluded from the calculation of diluted earnings per share.

Note 20 – Subsequent Events

Stock Purchase Agreement - Esthetic Medical Inc.

On February 27, 2023, Edge Systems Intermediate, LLC, an indirect, wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement with Dr. Lawrence Groop, Kristin Groop, and Esthetic Education, LLC. Pursuant to the Stock Purchase Agreement, Edge Systems Intermediate, LLC will purchase all of the outstanding shares of Esthetic Medical Inc. in exchange for a total consideration of $16.3 million, which includes stock equal to $1.3 million in the form of Class A common stock of the Company, at par value, and a cash payment equal to $15.0 million, which is inclusive of the payment of up to an additional $3.2 million in contingent consideration based upon the achievement of certain conditions as described in the Stock Purchase Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations over Internal Controls

The Company’s management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the Company’s assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Beauty Health Company and its consolidated subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 1, 2023

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the SEC Securities and Exchange Commission within 120 days after our fiscal year end December 31, 2022, in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”), under the captions “Proposal 1: Election of Three Directors — Directors and Nominees,” and “Corporate Governance — Board Committees — Audit Committee,” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2023 Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “2022 Director Compensation,” “Corporate Governance - Compensation committee interlocks and insider participation,” “Compensation Committee Report,” “Compensation Risk Assessment” and “CEO Pay Ratio – 2022” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2023 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2023 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance - Affirmative Determinations Regarding Director and Nominee Independence,” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2023 Proxy Statement under the caption “Proposal 2: Ratification of Approval of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statements

(a)(1) Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits

List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

The following exhibits are filed or furnished with this Annual Report on Form 10-K.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
2.2	Stock Purchase Agreement by and among Dr. Lawrence Groop, Kristin Groop, Esthetic Education, LLC, and Edge Systems Intermediate, LLC, dated as of February 27, 2023	8-K	001-39565	2.1	February 28, 2023
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 1, 2022

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Registration Rights Agreement dated as of May 4, 2021, by and among the Company, BLS Investor Group LLC and the stockholders of LCP Edge Intermediate, Inc.	8-K	001-39565	10.2	May 10, 2021
10.2	Investor Rights Agreement dated as of May 4, 2021, by and between the Company and LCP Edge Holdco, LLC	8-K	001-39565	10.3	May 10, 2021
10.3#	The Beauty Health Company 2021 Incentive Award Plan	8-K	001-39565	10.1	April 30, 2021
10.4#	The Beauty Health Company 2021 Employee Stock Purchase Plan	8-K	001-39565	10.2	April 30, 2021
10.5#	Employment Agreement, dated as of January 20. 2022, between Andrew Stanleick, Edge Systems LLC d/b/a The Hydrafacial Company and The Beauty Health Company	8-K	001-39565	10.1	January 20, 2022
10.6#	Employment Agreement, dated as of May 4, 2021, between Liyuan Woo, Edge Systems LLC d/b/a The Hydrafacial Company and The Beauty Health Company	8-K	001-39565	10.7	May 10, 2021
10.7#	Offer Letter dated as of April 29, 2021, between Daniel Watson, Edge Systems LLC d/b/a The Hydrafacial Company and The Beauty Health Company	8-K	001-39565	10.8	May 10, 2021
10.8#	Form of Stock Option Award Agreement (CEO and CFO)	8-K	001-39565	10.9	May 10, 2021
10.9#	Form of Stock Option Award Agreement Form (Non-CEO and CFO)	8-K	001-39565	10.10	May 10, 2021
10.10#	Form of Performance-Based Restricted Stock Unit Agreement	8-K	001-39565	10.11	May 10, 2021
10.11#	The Beauty Health Company Executive Severance Plan	8-K	001-39565	10.12	May 10, 2021
10.12#	Form of Indemnity Agreement.	8-K	001-39565	10.13	May 10, 2021
10.13#	Amended and Restated Management Services Agreement dated as of May 4, 2021, by and among Linden Manager III LP, Edge Systems LLC d/b/a The Hydrafacial Company and The Beauty Health Company	8-K	001-39565	10.14	May 10, 2021
10.14#	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.15	Credit Agreement, dated as of December 30, 2021, among Edge Systems LLC, as borrower, the other loan parties thereto, the other lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39565	10.1	January 4, 2022
10.16	Amended and Restated Credit Agreement, dates as of November 14, 2022, among The Beauty Health Company, as borrower, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39565	10.1	November 15, 2022
10.17	Master Confirmation - Uncollared Accelerated Share Repurchase, dates as of September 27, 2022, between JPMorgan Chase Bank, National Association and The Beauty Health Company	8-K	001-39565	10.1	September 27, 2022
10.18#	Retention Agreement, dated May 7, 2022, between Daniel Watson and The Beauty Health Company	10-Q	001-39565	10.2	August 9, 2022
10.19†	Separation Agreement, dates as of August 3, 2022, between HydraFacial LLC and Indra Pamamull	10-Q	001-39565	10.2	November 9, 2022
21.1	Subsidiaries of registrant					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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
†    Certain confidential information (indicated by brackets and asterisks) has been omitted from this exhibit because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.
#    Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedule

See Item 15(a)(2) above.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date:	March 1, 2023	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Brenton L. Saunders	Executive Chairman	March 1, 2023
Brenton L. Saunders

/s/ Andrew Stanleick	President, Chief Executive Officer and Director	March 1, 2023
Andrew Stanleick	(Principal Executive Officer)

/s/ Liyuan Woo	Chief Financial Officer	March 1, 2023
Liyuan Woo	(Principal Financial and Accounting Officer)

/s/ Marla Beck	Director	March 1, 2023
Marla Beck

/s/ Michael D. Capellas	Director	March 1, 2023
Michael D. Capellas

/s/ Julius Few	Director	March 1, 2023
Julius Few

/s/ Desiree Gruber	Director	March 1, 2023
Desiree Gruber

/s/ Michelle Kerrick	Director	March 1, 2023
Michelle Kerrick

/s/ Brian Miller	Director	March 1, 2023
Brian Miller

/s/ Doug Schillinger	Director	March 1, 2023
Doug Schillinger