Form 10-Q
period 2023-03-31
Beauty Health Co
filed 2023-05-10
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 5, 2023, there were 132,652,184 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$532,282	$568,197
Accounts receivable, net of allowances for estimated credit losses of $3,802 and $2,929 at March 31, 2023 and December 31, 2022, respectively	70,795	76,494
Inventories	122,081	109,656
Income tax receivable	1,625	1,280
Prepaid expenses and other current assets	21,749	26,331
Total current assets	748,532	781,958
Property and equipment, net	18,360	18,184
Right-of-use assets, net	15,590	15,637
Intangible assets, net	70,835	46,386
Goodwill	125,175	124,593
Deferred income tax assets, net	831	815
Other assets	15,630	14,193
TOTAL ASSETS	$994,953	$1,001,766
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,330	$30,335
Accrued payroll-related expenses	18,722	21,677
Other accrued expenses	13,149	15,183
Lease liabilities, current	4,910	4,958
Income tax payable	1,219	962
Total current liabilities	72,330	73,115
Lease liabilities, non-current	12,267	12,689
Deferred income tax liabilities, net	2,941	2,011
Warrant liabilities	24,550	15,473
Convertible senior notes, net	735,201	734,143
TOTAL LIABILITIES	847,289	837,431
Commitments (Note 10)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 132,626,954 and 132,214,695 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	555,046	550,320
Accumulated other comprehensive loss	(3,642)	(4,530)
Accumulated deficit	(403,754)	(381,469)
Total stockholders’ equity	147,664	164,335
LIABILITIES AND STOCKHOLDERS’ EQUITY	$994,953	$1,001,766

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$86,278	$75,415
Cost of sales	32,174	24,530
Gross profit	54,104	50,885
Operating expenses:
Selling and marketing	38,699	36,407
Research and development	2,336	2,230
General and administrative	30,379	26,261
Total operating expenses	71,414	64,898
Loss from operations	(17,310)	(14,013)
Interest expense, net	3,417	3,400
Interest income	(4,315)	3
Other (income) expense, net	(418)	934
Change in fair value of warrant liabilities	9,076	(52,052)
Foreign currency transaction loss (gain), net	877	(368)
(Loss) income before provision for income taxes	(25,947)	34,070
Income tax (benefit) expense	(3,662)	2,615
Net (loss) income	$(22,285)	$31,455
Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	888	(145)
Comprehensive (loss) income	$(21,397)	$31,310
Net (loss) income per share
Basic	$(0.17)	$0.21
Diluted	$(0.17)	$(0.13)
Weighted average common shares outstanding
Basic	132,420,762	150,598,105
Diluted	132,420,762	152,711,698

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2021	150,598,047	$16	$722,250	$(1,257)	$(422,975)	$298,034
Net income	—	—	—	—	31,455	31,455
Issuance of Common Stock pursuant to equity compensation plan	5,184	—	—	—	—	—
Share-based compensation	—	—	7,049	—	—	7,049
Foreign currency translation adjustment	—	—	—	(145)	—	(145)
BALANCE, March 31, 2022	150,603,231	$16	$729,299	$(1,402)	$(391,520)	$336,393

BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(381,469)	$164,335
Net loss	—	—	—	—	(22,285)	(22,285)
Issuance of Common Stock pursuant to equity compensation plan	473,049	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(170,415)	—	(2,195)	—	—	(2,195)
Issuance of Common Stock relating to employee stock purchase plan	—	—	2,034	—	—	2,034
Share-based compensation	—	—	3,577	—	—	3,577
Common Stock relating to asset acquisition	109,625	—	1,310	—	—	1,310
Foreign currency translation adjustment	—	—	—	888	—	888
BALANCE, March 31, 2023	132,626,954	$14	$555,046	$(3,642)	$(403,754)	$147,664

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(22,285)	$31,455
Adjustments to reconcile net (loss) income to net cash from operating activities
Depreciation of property and equipment	1,834	1,416
Provision for estimated credit losses	1,093	229
Amortization of intangible assets	3,874	3,578
Amortization of other assets	548	135
Amortization of debt issuance costs	1,058	1,057
Inventory write-down	3,337	668
Share-based compensation	3,577	7,049
Deferred income taxes	(279)	—
Change in fair value adjustment of warrant liabilities	9,076	(52,052)
Other, net	1,511	1,516
Changes in operating assets and liabilities:
Accounts receivable	4,793	(14,152)
Inventories	(15,771)	(11,491)
Prepaid expenses, other current assets, and income tax receivable	(203)	1,290
Accounts payable, accrued expenses, and income tax payable	(3,085)	(6,639)
Other, net	(2,088)	(2,530)
Net cash used in operating activities	(13,010)	(38,471)
Cash flows used in investing activities:
Cash paid for intangible assets	(2,450)	(276)
Cash paid for property and equipment	(2,319)	(3,149)
Cash paid for asset acquisitions	(16,915)	—
Net cash used in investing activities	(21,684)	(3,425)
Cash flows from financing activities:
Payment of tax withholdings on vested stock awards	(2,195)	—
Payment of contingent consideration related to acquisitions	—	(783)
Net cash used in financing activities	(2,195)	(783)
Net decrease in cash and cash equivalents	(36,889)	(42,679)
Effect of foreign currency translation on cash	974	30
Cash and cash equivalents, beginning of period	568,197	901,886
Cash and cash equivalents, end of period	$532,282	$859,237

THE BEAUTY HEALTH COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of Business

The Beauty Health Company (the “Company”) is a global category-creating company delivering skin health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell a/esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in microneedling; and Keravive in scalp health. Together, with its powerful community of estheticians, partners and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

Historical Information

The Company (f.k.a. Vesper Healthcare Acquisition Corp.) was incorporated in the State of Delaware on July 8, 2020. On May 4, 2021, we consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of HydraFacial LLC, f.k.a. Edge Systems LLC (“Hydrafacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into Hydrafacial, with Hydrafacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Hydrafacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of Hydrafacial and each share of common stock and preferred stock of Hydrafacial was cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the Company owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination, the Company owns, directly or indirectly, 100% of the stock of Hydrafacial and its subsidiaries and the stockholders of Hydrafacial as of immediately prior to the effective time of the First Merger (the “Hydrafacial Stockholders”) hold a portion of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”).

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company identified prior period misstatements related to the elimination of intercompany profit in inventory. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements to correct for these misstatements.

Due to these misstatements which impacted the fiscal years 2020 to 2022, as of December 31, 2022, inventory was overstated by $6.8 million and accumulated deficit was understated by $7.1 million. For the three months ended March 31, 2022, cost of goods sold was understated by $1.1 million.

The revision of the previously issued unaudited consolidated financial statements is presented in the accompanying unaudited consolidated financial statements and related disclosures. For further detail, refer to Note 15 - Revision for Immaterial Misstatements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 – Revenue

The Company generates revenue through manufacturing and selling Hydrafacial Delivery Systems (“Delivery Systems”) that cleanses, extracts, and hydrates the skin. In conjunction with the sale of Delivery Systems, the Company also sells its related serums, solutions, tips, and consumables (collectively, “Consumables”). Original Consumables are sold solely and exclusively by the Company (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

The Company manages its business on the basis of one operating segment and one reportable segment. As a result, the chief operating decision maker, who is the Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net Sales
Delivery Systems	$45,353	$41,647
Consumables	40,925	33,768
Total net sales	$86,278	$75,415

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Americas	$52,978	$44,606
Asia-Pacific	13,620	12,901
Europe, the Middle East and Africa	19,680	17,908
Total net sales	$86,278	$75,415

Note 3 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$40,032	$38,373
Finished goods	82,049	71,283
Total inventories	$122,081	$109,656

Accrued payroll-related expenses include the following as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation	$4,000	$4,154
Accrued payroll taxes	2,027	1,357
Accrued benefits	4,869	5,643
Accrued sales commissions	7,826	10,523
Total accrued payroll-related expenses	$18,722	$21,677

Other accrued expenses include the following as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Sales and VAT tax payables	$5,101	$4,904
Royalty liabilities	3,543	2,348
Accrued interest	—	2,344
Note payable due seller	—	1,819
Other	4,505	3,768
Total other accrued expenses	$13,149	$15,183

Note 4 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

The three levels of the fair value hierarchy are as follows:

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$475,326	$—	$—	$475,326
Liabilities
Warrant liability — Private Placement Warrants	$—	$24,550	$—	$24,550

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$513,009	$—	$—	$513,009
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$15,473	$15,473

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC. As of March 31, 2023 and December 31, 2022, the Company had approximately 7 million Private Placement Warrants outstanding. As of March 31, 2023, the fair value of the Private Placement Warrants was determined using their redemption value because the warrants are subject to redemption if the reference value of the Company’s Class A Common Stock, as defined, is between $10.00 and $18.00 per share. As of December 31, 2022, the fair value of the Private Placement Warrants was determined using a Monte Carlo simulation.

Note 5 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	March 31, 2023	December 31, 2022
Furniture and fixtures	2-7	$5,914	$5,364
Computers and equipment	3-5	5,190	4,901
Machinery and equipment	2-5	7,435	6,427
Autos and trucks	5	174	161
Tooling	5	582	638
Leasehold improvements	Shorter of remaining lease term or estimated useful life	12,596	11,812
Total property and equipment		31,891	29,303
Less: accumulated depreciation and amortization		(14,199)	(12,494)
Construction in progress		668	1,375
Property and equipment, net		$18,360	$18,184

Note 6 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of March 31, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$92,616	$(56,828)	$35,788	3-10
Customer relationships	18,425	(8,563)	9,862	5-10
Trademarks	11,395	(4,289)	7,106	15
Capitalized software	12,285	(2,022)	10,263	3-5
Non-compete agreement	5,861	(470)	5,391	3
Patents	2,832	(407)	2,425	3-19
Total intangible assets	$143,414	$(72,579)	$70,835

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$73,188	$(54,422)	$18,766	3-8
Customer relationships	18,089	(7,602)	10,487	5-10
Trademarks	10,907	(4,119)	6,788	15
Capitalized software	9,620	(1,507)	8,113	3-5
Non-compete agreement	776	(395)	381	3
Patents	2,226	(375)	1,851	3-19
Total intangible assets	$114,806	$(68,420)	$46,386

The changes in the carrying value of goodwill for the three months ended March 31, 2023 are as follows:

(in thousands)
December 31, 2022	$124,593
Foreign currency translation impact	582
March 31, 2023	$125,175

In February 2023, the Company acquired all of the outstanding shares of Esthetic Medical Inc. in exchange for (i) a cash payment of $11.8 million and (ii) 109,625 shares of Class A Common Stock of the Company ($1.3 million). In addition, the seller is entitled to receive up to an additional $3.2 million in contingent consideration based upon the achievement of certain conditions defined in the purchase agreement, of which $1.9 million was considered probable as of the acquisition date. Applicable tax guidance was used to apply the simultaneous equation method to incrementally assign $4.6 million to the book value of the intangible asset in excess of the purchase price. The Company accounted for this transaction as an asset acquisition and allocated substantially all of the purchase price and the tax basis difference totaling $19.9 million to intangible assets, primarily related to developed technology.

In addition, in March 2023, the Company acquired assets from Anacapa Aesthetics LLC and recognized approximately $5 million of intangible assets, primarily related to non-compete agreements.

Note 7 – Long-term Debt

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of March 31, 2023, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain certain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of March 31, 2023, the Company was in compliance with all restricted and financial covenants of the Credit Agreement.

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

The following is a summary of the Company’s Notes as of March 31, 2023:

(in thousands)	March 31, 2023	December 31, 2022
1.25% Convertible Notes due 2026	$750,000	$750,000
Unamortized Issuance Costs	(14,799)	(15,857)
Net Carrying Value	$735,201	$734,143

As of March 31, 2023 and December 31, 2022, the estimated fair value of the Notes was approximately $624 million and $567 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 31, 2023 and December 31, 2022 and are classified as Level 2 within the fair value hierarchy.

Capped Call Transactions

On September 9, 2021, in connection with the pricing of the offering of Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”). In addition, on September 10, 2021, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions”, and together with the Base Capped Call Transactions, the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $47.94, which represents a premium of 100% over the last reported sale price of the Company’s common stock on September 9, 2021. The cost of the Capped Call Transactions was $90.2 million.

The Capped Call Transactions are separate transactions, each between the Company and the applicable option counterparty, and are not part of the terms of the Notes and do not affect any holder’s rights under the Notes or the Indenture. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

Note 8– Income Taxes

Income tax benefit for the three months ended March 31, 2023 was $3.7 million. Income tax expense for the three months ended March 31, 2022 was $2.6 million.

The effective tax rate for the three months ended March 31, 2023 is 14.1% , which is lower than the federal statutory rate of 21.0%, primarily due to the exclusion from taxable income of book income from the revaluation of warrant liabilities and adjustments for various non-deductible expenses for officer’s compensation and meals and entertainment.

The effective tax rate for the three months ended March 31, 2022 was 7.7% , which is lower than the federal statutory rate of 21.0%, primarily due to forecasted losses adjusted by various non-deductible expenses primarily from the revaluation of warrant liabilities, limitation of officer’s compensation, and meals and entertainment.

The Company has established a valuation allowance in the U.S. and Singapore against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets.

Additionally, the Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.9 million and $0.1 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

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
Note 9 – Share-Based Payments

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Equity-Based Compensation" in the Company’s 2022 Annual Report on Form 10-K. Under the Beauty Health Company 2021 Incentive Award Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash-based awards to eligible service providers. Additionally, the Company maintains the Employee Stock Purchase Plan for employees located in the United States, whereby eligible employees can have up to 10% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s Class A Common Stock at certain purchase dates.

Share-based compensation expense, which is primarily recorded within selling and marketing and general and administrative expenses, was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Stock options	$1,257	$3,219
Restricted stock units	3,416	2,515
Performance-based restricted stock units	(1,194)	1,201
Employee stock purchase plan	98	114
	$3,577	$7,049

As of March 31, 2023, total unrecognized compensation expense related to unvested share-based compensation totaled $75.1 million and is expected to be recognized over a weighted-average period of 2.27 years.

Note 10 – Commitments and Contingencies

Ageless

On October 21, 2020, Hydrafacial filed a complaint against Ageless Serums LLC (“Ageless”) in the United States District Court for the Central District of California, Western Division, captioned Edge Systems LLC v. Ageless Serums LLC, Case No. 2:20-cv-09669-FMO-PVC (the “California Case”), for contributory trademark infringement, false designation of origin, induced breach of contract, tortious interference with contractual relations, and unfair competition. In the complaint, Hydrafacial alleges that Ageless is selling its serums to Hydrafacial customers and intentionally encourgaging those customers to market treatments performed by such customers as “Hydrafacial Treatments,” in violation of the customers’ license agreements with Hydrafacial and that Ageless is improperly marketing its products for use as part of the Hydrafacial treatment. Hydrafacial is seeking monetary damages and injunctive relief. Additionally, on December 22, 2020, Hydrafacial filed a complaint against Ageless in the United States District Court for the Southern District of Texas, Houston Division, captioned Edge Systems LLC v. Ageless Serums LLC, Case No. 4:20-cv 04335 (“the Texas Case”), alleging infringement of six of Hydrafacial’s patents. Hydrafacial is seeking monetary damages and injunctive relief. Ageless ultimately answered and asserted counterclaims in both actions. On May 5, 2022, Ageless filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Houston Bankruptcy Court”), and the California Case and Texas Case were stayed. On September 7, 2022, Hydrafacial filed a proof of claim, asserting a $12.7 million general unsecured claim for damages arising from claims alleged in the California Case and Texas Case. On January 4, 2023, Hydrafacial filed an Objection to the Confirmation of Debtor’s Subchapter V Plan of Reorganization and Brief in Support. On March 8, 2023, the parties engaged in mediation discussions in an attempt to settle the claims alleged in the California Case and Texas Case. During the mediation, the parties reached a tentative settlement agreement of all claims. However, the terms and conditions of the tentative settlement agreement are still being negotiated between the parties, and any such settlement must be approved by the Houston Bankruptcy Court.

Hydrafacial plans to continue a vigorous pursuit of its claims against Ageless in the event the parties cannot consummate a definitive settlement agreement of all claims and/or the Houston Bankruptcy Court does not approve such definitive settlement agreement.

Cartessa

On December 14, 2020, Hydrafacial filed a complaint against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York (the “New York Court”), captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082, for patent infringement arising from Cartessa’s sale of a delivery system that allegedly infringes five of Hydrafacial’s patents on its device. As of the date of this report, the parties are awaiting the New York Court’s decision on motions for summary judgment, after which, the New York Court will set a trial date, if necessary.

Hydrafacial is seeking money damages and injunctive relief, and plans to vigorously pursue its claims against Cartessa.

Note 11 – Related-Party Transactions
Registration Rights Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with BLS Investor Group LLC (the “Sponsor”) and the Hydrafacial stockholders.

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding shares of Class A Common Stock or any other equity securities (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by the Sponsor or the Hydrafacial stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the 11,500,000 shares of Class B Common Sotck (the “Founder Shares”) that were owned by the Sponsor and converted into shares of Class A Common Stock in connection with the Business Combination and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as earn-out shares to the Hydrafacial stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

The Registration Rights Agreement provides that the Company will, within 60 days after the consummation of the Business Combination, file with the Securities and Exchange Commission (the “SEC”) a shelf registration statement registering the resale of the shares of common stock held by the Restricted Stockholders and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. The Company filed such registration statement on July 19, 2021 and it was declared effective by the SEC on July 26, 2021. The Hydrafacial stockholders are entitled to make up to an aggregate of two demands for registration, excluding short form demands, that the Company register shares of common stock held by these parties. In addition, the Restricted Stockholders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement. The Company and the Restricted Stockholders agree in the Registration Rights Agreement to provide customary indemnification in connection with any offerings of common stock effected pursuant to the terms of the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, the Sponsor agreed to restrictions on the transfer of securities issued to it in the Company’s initial public offering, which (i) in the case of the Founder Shares is one year after the completion of the Business Combination unless (A) the closing price of the common stock equals or exceeds $12.00 per share for 20 days out of any 30-trading-day period commencing at least 150 days following the closing of the Business Combination or (B) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Common Stock underlying the Private Placement Warrants is 30 days after the completion of the Business Combination. The Sponsor and its permitted transferees will also be required, subject to the terms and conditions in the Registration Rights Agreement, not to transfer their Private

Placement Warrants (as defined in the Registration Rights Agreement) or shares of common stock issuable upon the exercise thereof for 30 days following the closing.

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

Hydrafacial recorded approximately $0.2 million of charges related to management services fees for the three months ended March 31, 2022. There were no management fees during the three months ended March 31, 2023. In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in general and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Miami Beach Office

The Company maintained an office in Miami Beach, Florida (the “Miami Beach Office”), whereby the Company, on a monthly basis, reimbursed an entity owned by the Company’s Chairman that makes such office available to the Company for its employees and affiliates. Expense for this property was not material for the three months ended March 31, 2023. No such expenses existed for the three months ended March 31, 2022.

As of March 2023, the Company no longer maintains the Miami Beach Office.

Note 12 - Stockholders’ Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 132,626,954 and 132,214,695, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

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

The Company entered into two accelerated share repurchase agreements on September 27, 2022 and November 9, 2022, respectively, with a financial institution to repurchase a total of $200 million of Class A Common Stock. Under the September 27, 2022 accelerated share repurchase agreement, the Company repurchased approximately 9.3 million shares for $100 million. Under the November 9, 2022 accelerated share repurchase agreement, the Company made a payment of $100 million and received initial deliveries of approximately 9.5 million shares, which represented 80% of the payment amount divided by the Company’s closing stock price on that date. During the second quarter of 2023, the Company paid approximately $2.2 million as the final settlement of the November 9, 2022 accelerated share repurchase agreement, which was based upon the average daily volume weighted average price of the Company’s Class A Common Stock during the repurchase period, less an agreed upon discount.
Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 13 – Net (Loss) Income Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Net (loss) income available to common stockholders - basic	$(22,285)	$31,455
Less: Income on Private Placement Warrants	—	(52,052)
Net loss available to common stockholders - diluted	$(22,285)	$(20,597)

Weighted average common shares outstanding - basic	132,420,762	150,598,105
Effect of dilutive shares:
Private Placement Warrants	—	2,113,593
Weighted average common shares outstanding - diluted	132,420,762	152,711,698

Basic net (loss) income per share:	$(0.17)	$0.21
Diluted net (loss) income per share	$(0.17)	$(0.13)

For the three months ended March 31, 2023 and 2022, all outstanding shares related to share-based awards and convertible notes were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive. For the three months ended March 31, 2023, Private Placement Warrants were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.

Note 14 – New Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 15 – Revision for Immaterial Misstatements

As disclosed in Note 1 – Description of Business, during the three months ended March 31, 2023, subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the Company identified misstatements related to the elimination of intercompany profit in inventory. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements to correct for these misstatements. The revision to the accompanying unaudited consolidated balance sheets, consolidated statements of comprehensive income (loss), and consolidated statements of cash flows and related disclosures in Note 3 - Balance Sheet Components and Note 13 – Net (Loss) Income Attributable to Common Stockholders are detailed in the tables below. As of December 31, 2021, accumulated deficit was understated by $4.3 million, and as such, previously reported stockholders’ equity of $302.3 million was revised to $298.0 million. There were no other changes to the consolidated statements of stockholders’ equity that have not otherwise been reflected in the consolidated balance sheets and consolidated statements of comprehensive income (loss) as detailed in the tables below.

	As of December 31, 2022
Condensed Consolidated Balance Sheet (in thousands)	As Previously Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$26,698	$(367)	$26,331
Inventories	$116,430	$(6,774)	$109,656
Total current assets	$789,099	$(7,141)	$781,958
TOTAL ASSETS	$1,008,907	$(7,141)	$1,001,766
Accumulated deficit	$(374,328)	$(7,141)	$(381,469)
Total stockholders’ equity	$171,476	$(7,141)	$164,335
LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,008,907	$(7,141)	$1,001,766

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands)	As Previously Reported	Adjustment	As Revised
Cost of sales	$23,478	$1,052	$24,530
Gross profit	$51,937	$(1,052)	$50,885
Loss from operations	$(12,961)	$(1,052)	$(14,013)
Income before provision for income taxes	$35,122	$(1,052)	$34,070
Net income	$32,507	$(1,052)	$31,455
Comprehensive Income	$32,362	$(1,052)	$31,310
Net income per share - Basic	$0.22	$(0.01)	$0.21

	Three Months Ended March 31, 2022
Condensed Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$32,507	$(1,052)	$31,455
Changes in operating assets and liabilities:
Inventory	$(12,543)	$1,052	$(11,491)

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

These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors of this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023.

Important factors, among others, that may affect actual results or outcomes include the inability to recognize the anticipated benefits of the Business Combination; costs related to the Business Combination; the Company’s availability of cash for debt service and exposure to risk of default under debt obligations; the Company’s ability to manage growth; the Company’s ability to execute its business plan; potential litigation involving the Company; changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and the impact of the continuing COVID-19 pandemic or any future pandemics, epidemics or infectious disease outbreaks on our business. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023.
Unless the context otherwise requires, references to “Hydrafacial”, “we”, “us”, and “our” in this section are intended to mean the business and operations of The Beauty Health Company and its consolidated subsidiaries.

Company Overview

The Beauty Health Company is a global category-creating company delivering skin health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell a/esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in microneedling; and Keravive in scalp health. Together, with its powerful community of estheticians, partners and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

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

Inflation

During the three months ended March 31, 2023, we experienced the impact of inflation primarily on an increase in raw materials, shipping costs, and labor costs. We currently anticipate the impact of inflation to continue into the second quarter of 2023. To offset these trends, we plan to implement a range of mitigation strategies which could include price increases on our Delivery Systems and Consumables, and/or accepting revenue in either U.S. dollar and/or local currency, as applicable. However, such measures may not fully offset the impact to our operating performance. After the resumption of more typical business conditions, the economics of developing, producing, launching, supporting and discontinuing products will continue to impact the timing of our sales and operating performance each period.

Comparison of Three Months Ended March 31, 2023 to Three Months Ended March 31, 2022

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended March 31, 2023 and March 31, 2022 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

The following discussion has been amended to reflect the Company’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which the Company concluded did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in Part 1, Item 1 Note 1 to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
(in millions)	2023	% of Net Sales	2022	% of Net Sales
Net sales	$86.3	100.0%	$75.4	100.0%
Cost of sales	32.2	37.3%	24.5	32.5
Gross profit	54.1	62.7%	50.9	67.5
Operating expenses
Selling and marketing	38.7	44.9	36.4	48.3
Research and development	2.3	2.7	2.2	3.0
General and administrative	30.4	35.2	26.3	34.8
Total operating expenses	71.4	82.8	64.9	86.1
Loss from operations	(17.3)	(20.1)	(14.0)	(18.6)
Interest expense, net	3.4	4.0	3.4	4.5
Interest income	(4.3)	(5.0)	—	—
Other (income) expense, net	(0.4)	(0.5)	0.9	1.2
Change in fair value of warrant liabilities	9.1	10.5	(52.1)	(69.0)
Foreign currency transaction loss (gain), net	0.9	1.0	(0.4)	(0.5)
(Loss) income before provision for income tax	(25.9)	(30.1)	34.1	45.2
Income tax (benefit) expense	(3.7)	(4.2)	2.6	3.5
Net (loss) income	$(22.3)	(25.8)%	$31.5	41.7%
Net Sales

	Three Months Ended March 31,		Change
(in millions)	2023	2022	Amount	%
Net sales
Delivery Systems	$45.4	$41.6	$3.8	8.9%
Consumables	40.9	33.8	7.1	21.2%
Total net sales	$86.3	$75.4	$10.9	14.4%

Total net sales for the three months ended March 31, 2023 increased $10.9 million, or 14.4%, compared to the three months ended March 31, 2022. Total net sales for the three months ended March 31, 2023 increased primarily due to strength in Consumable sales in the United States. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the three months ended March 31, 2023.  The increase in Delivery Systems net sales was as compared to the prior year launch of Syndeo in the United States.
Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
(in millions)	2023	2022	Amount	%
Cost of sales	$32.2	$24.5	$7.7	31.2%
Gross profit	$54.1	$50.9	$3.2	6.3%
Gross margin	62.7%	67.5%
Cost of sales increased $7.7 million driven by and in conjunction with increased sales volume in Delivery Systems and Consumables. Gross margin declined from 67.5% during the three months ended March 31, 2022 to 62.7% during the three months ended March 31, 2023, primarily due to charges for discontinued and obsolete product.

Operating Expenses

Selling and Marketing

	Three Months Ended March 31,		Change
(in millions)	2023	2022	Amount	%
Selling and marketing	$38.7	$36.4	$2.3	6.3%
As a percentage of net sales	44.9%	48.3%
Selling and marketing expense for the three months ended March 31, 2023 increased $2.3 million, or 6.3%, compared to the three months ended March 31, 2022. The increase was primarily driven by increases in personnel related costs, including sales commission expense.

Research and Development

	Three Months Ended March 31,		Change
(in millions)	2023	2022	Amount	%
Research and development	$2.3	$2.2	$0.1	4.8%
As a percentage of net sales	2.7%	3.0%

Research and development expense for the three months ended March 31, 2023 remained relatively flat as compared to the three months ended March 31, 2022.
General and Administrative

	Three Months Ended March 31,		Change
(in millions)	2023	2022	Amount	%
General and administrative	$30.4	$26.3	$4.1	15.7%
As a percentage of net sales	35.2%	34.8%

General and administrative expense for the three months ended March 31, 2023 increased $4.1 million, or 15.7%, compared to the three months ended March 31, 2022. The increase is primarily due to an increase in software expenses, including certain contract termination costs, and professional services fees, including patent litigation expenses, partially offset by lower recruiting related expenses.
Interest Income and Change in Fair Value of Warrant Liabilities

	Three Months Ended March 31,		Change
(in millions)	2023	2022	Amount	%
Interest income	(4.3)	—	$(4.3)	N/M
Change in fair value of warrant liabilities	9.1	(52.1)	$61.2	N/M
N/M - Not meaningful

Interest income for the three months ended March 31, 2023 increased $4.3 million compared to the three months ended March 31, 2022 primarily due to higher interest earned on investment in money market funds.

During the three months ended March 31, 2023, the Company recognized expense of $9.1 million due to the change in the fair value of the warrant liabilities compared to income of $52.1 million for the three months ended March 31, 2022, primarily driven by the fluctuation of the Company’s stock price.

Liquidity and Capital Resources

Our primary sources of capital have been funded by (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Placement Warrants. As of March 31, 2023, we had cash and cash equivalents of approximately $532.3 million. A revolving credit facility of $50 million is also available as a source of capital. As of March 31, 2023, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

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

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of March 31, 2023, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of March 31, 2023, the Company was in compliance with all restricted and financial covenants of the Credit Agreement.

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

Capped Call Transactions

On September 9, 2021, in connection with the pricing of the offering of Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”). In addition, on September 10, 2021, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions”, and together with the Base Capped Call Transactions, the “Capped Call Transactions”). The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $47.94, which represents a premium of 100% over the last reported sale price of the Company’s common stock on September 9, 2021. The cost of the Capped Call Transactions was $90.2 million.

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

In addition, the extent to which the uncertainty around the timing, speed and recovery from the adverse impacts of the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including further governmental actions in the countries in which we operate, such as whether China enacts another sporadic and/or zero-tolerance COVID-19 policy, and the other macro challenges we are facing, as well as the impact of any governmental actions on the economy, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis.

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

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not sum due to rounding.

	Three Months Ended March 31,
(Dollars in millions)	2023	2022
Cash and cash equivalents at beginning of period	$568.2	$901.9
Operating activities:
Net (loss) income	(22.3)	31.5
Non-cash adjustments	25.6	(36.4)
Changes in working capital	(16.4)	(33.5)
Net cash flows used in operating activities	(13.0)	(38.5)
Net cash flows used in investing activities	(21.7)	(3.4)
Net cash flows used in financing activities	(2.2)	(0.8)
Net change in cash and cash equivalents	(36.9)	(42.7)
Effect of foreign currency translation	1.0	—
Cash and cash equivalents at end of period	$532.3	$859.2

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $13.0 million, compared to $38.5 million for the three months ended March 31, 2022. The decrease in cash used in operating activities was primarily related to lower working capital usage, and the net impact of the current year net loss and other non-cash adjustments, which was primarily impacted by the change in fair value of the Private Placement Warrants.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 was $21.7 million, compared to $3.4 million for the three months ended March 31, 2022. The increase in cash used in investing activities was primarily related to the cash payment associated with the asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $16.9 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2023 was $2.2 million, compared to $0.8 million for the three months ended March 31, 2022. The increase in cash used in financing activities was primarily related to payments associated with tax withholdings on vested share-based payment awards.

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

There has been no change to our critical accounting policies as included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Recent Accounting Pronouncements

See Part I, Item 1 "Financial Statements—Note 14 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operations result primarily from changes in interest rates, foreign currency, and inflation risk. There were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 , which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “Annual Report”), which could materially affect our business, financial condition, or future results. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A Common Stock. Except as set forth below, there have been no material updates or changes to the risk factors previously disclosed in our Annual Report; provided, however, additional risks not currently known or currently material to us may also harm our business

We maintain our cash at financial institutions, often in balances that exceed federally insured limits

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of two such banking institutions, Silicon Valley Bank (“SVB”) on March 10, 2023 and Signature Bank (“Signature”) on March 12, 2023, we did not have any accounts with SVB or Signature, and therefore, did not experience any direct risk of loss. Any material loss, individually or in the aggregate, from a similarly failed banking relationship above FDIC insurance limits that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On February 28, 2023 (the “Closing Date”), the Company consummated the transactions as previously reported by the Company on a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2023, under that certain Stock Purchase Agreement, dated February 27, 2023, by and among Edge Systems Intermediate, LLC (the “Buyer”), an indirect, wholly-owned subsidiary of the Company, Dr. Lawrence Groop (“Seller”), Kristin Groop (“Mrs. Groop”), and Esthetic Education, LLC, a company wholly-owned by Mrs. Groop.

On the Closing Date, the Buyer acquired all of the outstanding shares of Esthetic Medical Inc. from Seller in exchange for (i) a cash payment of $11.8 million; and (ii) 109,625 shares of Class A Common Stock of the Company (the “Company Shares”).

The Company issued the Company Shares to Seller in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the quarter ended March 31, 2023, no purchases of the Company’s equity securities were made by the Company or any affiliated purchasers.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
2.2***	Stock Purchase Agreement by and among Dr. Lawrence Groop, Kristin Groop, Esthetic Education, LLC, and Edge Systems Intermediate, LLC, dated as of February 27, 2023	8-K	001-39565	2.1	February 28, 2023
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
10.1	First Amendment to The Beauty Health Company Executive Severance Plan	8-K	001-39565	10.1	April 14, 2023
10.2	Promotion Offer Letter with Brad Hauser, dated April 7, 2023	8-K	001-39565	10.1	April 19, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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
*** Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date:	May 10, 2023	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)