Form 10-Q
period 2023-06-30
Beauty Health Co
filed 2023-08-09
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 4, 2023, there were 132,885,767 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$549,728	$568,197
Accounts receivable, net of allowances for estimated credit losses of $4,021 and $2,929 at June 30, 2023 and December 31, 2022, respectively	74,633	76,494
Inventories	107,000	109,656
Income tax receivable	5,642	1,280
Prepaid expenses and other current assets	30,939	27,648
Total current assets	767,942	783,275
Property and equipment, net	17,958	18,184
Right-of-use assets, net	13,790	15,637
Intangible assets, net	65,569	46,386
Goodwill	125,351	124,593
Deferred income tax assets, net	811	815
Other assets	16,053	14,193
TOTAL ASSETS	$1,007,474	$1,003,083
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,379	$28,467
Accrued payroll-related expenses	26,154	21,677
Other accrued expenses	19,145	15,183
Lease liabilities, current	4,901	4,958
Income tax payable	3,210	1,429
Total current liabilities	82,789	71,714
Lease liabilities, non-current	10,628	12,689
Deferred income tax liabilities, net	2,015	2,011
Warrant liabilities	12,964	15,473
Convertible senior notes, net	736,257	734,143
Other long-term liabilities	979	—
Total liabilities	845,632	836,030
Commitments (Note 10)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 132,881,417 and 132,214,695 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	561,483	550,320
Accumulated other comprehensive loss	(4,009)	(4,530)
Accumulated deficit	(395,646)	(378,751)
Total stockholders’ equity	161,842	167,053
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,007,474	$1,003,083

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$117,479	$103,536	$203,757	$178,951
Cost of sales	49,603	33,496	81,777	58,026
Gross profit	67,876	70,040	121,980	120,925
Operating expenses:
Selling and marketing	43,041	44,881	81,740	81,288
Research and development	2,881	2,601	5,217	4,831
General and administrative	35,100	27,585	65,479	53,846
Total operating expenses	81,022	75,067	152,436	139,965
Loss from operations	(13,146)	(5,027)	(30,456)	(19,040)
Interest expense, net	3,429	3,217	6,846	6,617
Interest income	(5,717)	(743)	(10,032)	(740)
Other (income) expense, net	(47)	(915)	(465)	19
Change in fair value of warrant liabilities	(11,585)	(15,185)	(2,509)	(67,237)
Foreign currency transaction (gain) loss, net	(397)	2,206	(1,546)	1,838
Income (loss) before provision for income taxes	1,171	6,393	(22,750)	40,463
Income tax (benefit) expense	(2,193)	76	(5,855)	2,691
Net income (loss)	$3,364	$6,317	$(16,895)	$37,772
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(367)	(3,687)	521	(3,832)
Comprehensive income (loss)	$2,997	$2,630	$(16,374)	$33,940
Net income (loss) per share
Basic	$0.03	$0.04	$(0.13)	$0.25
Diluted	$0.03	$(0.06)	$(0.13)	$(0.19)
Weighted average common shares outstanding
Basic	132,716,024	150,731,491	132,569,209	150,665,166
Diluted	132,716,024	151,719,451	132,569,209	152,274,394
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2021	150,598,047	$16	$722,250		$(1,257)	$(422,975)	$298,034
Net income	—	—	—		—	31,455	31,455
Issuance of Common Stock pursuant to equity compensation plan	5,184	—	—		—	—	—
Share-based compensation	—	—	7,049		—	—	7,049
Foreign currency translation adjustment	—	—	—		(145)	—	(145)
BALANCE, March 31, 2022	150,603,231	$16	$729,299		$(1,402)	$(391,520)	$336,393
Net income	—	—	—		—	6,317	6,317
Issuance of class A Common stock in connection with acquisitions	28,733	—	500		—	—	500
Issuance of common stock pursuant to equity compensation plan	252,536	—	—		—	—	—
Share-based compensation	—	—	6,378	—	—	—	6,378
Shares withheld for tax withholdings on vested stock awards	(29,475)	—	(495)		—	—	(495)
Foreign currency translation adjustment	—	—	—		(3,687)	—	(3,687)
BALANCE, June 30, 2022	150,855,025	$16	$735,682		$(5,089)	$(385,203)	$345,406

BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	(20,259)	(20,259)
Issuance of Common Stock pursuant to equity compensation plan	473,049	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(170,415)	—	(2,195)	—	—	(2,195)
Issuance of Common Stock relating to employee stock purchase plan	—	—	2,034	—	—	2,034
Share-based compensation	—	—	3,577	—	—	3,577
Common Stock relating to asset acquisition	109,625	—	1,310	—	—	1,310
Foreign currency translation adjustment	—	—	—	888	—	888
BALANCE, March 31, 2023	132,626,954	$14	$555,046	$(3,642)	$(399,010)	$152,408
Net income	—	—	—	—	3,364	3,364
Issuance of Common Stock pursuant to equity compensation plan	254,742	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(83,234)	—	(545)	—	—	(545)
Issuance of Common Stock relating to employee stock purchase plan	82,955	—	698	—	—	698
Share-based compensation		—	8,524	—	—	8,524
Accelerated share repurchase payment	—	—	(2,240)	—	—	(2,240)
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
BALANCE, June 30, 2023	132,881,417	$14	$561,483	$(4,009)	$(395,646)	$161,842

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(16,895)	$37,772
Adjustments to reconcile net (loss) income to net cash from operating activities
Share-based compensation	12,101	13,427
Amortization of intangible assets	11,126	7,371
Depreciation of property and equipment	4,483	3,268
Amortization of other assets	1,107	280
Amortization of debt issuance costs	2,114	2,114
Inventory write-down	4,365	2,028
Provision for estimated credit losses	1,380	435
Change in fair value adjustment of warrant liabilities	(2,509)	(67,237)
Other, net	1,796	5,108
Changes in operating assets and liabilities:
Accounts receivable	(138)	(34,410)
Inventories	(2,605)	(38,596)
Prepaid expenses, other current assets, and income tax receivable	(12,188)	(5,209)
Accounts payable, accrued expenses, and income tax payable	9,239	8,449
Other, net	(4,420)	(4,606)
Net cash provided by (used for) operating activities	8,956	(69,806)
Cash flows from investing activities:
Cash paid for intangible assets	(4,365)	(1,252)
Cash paid for property and equipment	(3,623)	(5,577)
Cash paid for asset acquisitions	(16,915)	(1,475)
Net cash used for investing activities	(24,903)	(8,304)
Cash flows from financing activities:
Payment of tax withholdings on vested stock awards	(2,083)	—
Payment of contingent consideration related to acquisitions	—	(2,763)
Payment of accelerated share repurchases	(2,240)	—
Other, net	582	—
Net cash used for financing activities	(3,741)	(2,763)
Net decrease in cash and cash equivalents	(19,688)	(80,873)
Effect of foreign currency translation on cash	1,219	(43)
Cash and cash equivalents, beginning of period	568,197	901,886
Cash and cash equivalents, end of period	$549,728	$820,970

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

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during the six months ended June 30, 2023, the Company identified prior period misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements on a prospective basis to correct for these misstatements. These misstatements impacted the fiscal years 2020 to 2022 and the three months ended March 31, 2023.

The revision of the previously issued consolidated financial statements is presented in the accompanying unaudited consolidated financial statements and related disclosures. For further detail, refer to Note 15 - Revision for Immaterial Misstatements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2 – Revenue

The Company generates revenue primarily through manufacturing and selling Hydrafacial Delivery Systems (“Delivery Systems”) that cleanses, extracts, and hydrates the skin and the related serums, solutions, tips, and consumables (collectively, “Consumables”). Original Consumables are sold solely and exclusively by the Company (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer. We use independent financing institutions to offer customers financing for the purchase of our products on a non-recourse basis. Under certain limited arrangements, which are not material, the customer’s receivable balance is with recourse whereby we are responsible for repaying the financing company should the customer default.

The Company manages its business on the basis of one operating segment and one reportable segment. As a result, the chief operating decision maker, who is the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net Sales
Delivery Systems	$65,590	$64,783	$110,943	$106,430
Consumables	51,889	38,753	92,814	72,521
Total net sales	$117,479	$103,536	$203,757	$178,951

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Americas	$63,644	$75,354	$116,622	$119,960
Asia-Pacific (“APAC”)	25,248	10,386	38,868	23,287
Europe, the Middle East and Africa (“EMEA”)	28,587	17,796	48,267	35,704
Total net sales	$117,479	$103,536	$203,757	$178,951

Delivery Systems net sales in the current and prior year were impacted regionally by the timing of the region’s respective Syndeo launch. The decrease in net sales of Delivery Systems in the Americas was as compared to the prior year launch of Syndeo, while the international Syndeo launch was during the three months ended June 30, 2023.

Note 3 – Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$32,267	$38,373
Finished goods	74,733	71,283
Total inventories	$107,000	$109,656

Accrued payroll-related expenses include the following as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Accrued compensation	$10,149	$4,154
Accrued payroll taxes	2,014	1,357
Accrued benefits	5,089	5,643
Accrued sales commissions	8,902	10,523
Total accrued payroll-related expenses	$26,154	$21,677

Other accrued expenses include the following as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Sales and VAT tax payables	$7,271	$4,904
Royalty liabilities	4,045	2,348
Accrued interest	2,344	2,344
Note payable due seller	—	1,819
Other	5,485	3,768
Total other accrued expenses	$19,145	$15,183

Note 4 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$475,041	$—	$—	$475,041
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$12,964	$12,964

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$513,009	$—	$—	$513,009
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$15,473	$15,473

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC. As of June 30, 2023 and December 31, 2022, the Company had approximately 7 million Private Placement Warrants outstanding. As of June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants was determined using a Monte Carlo simulation.

Note 5 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	June 30, 2023	December 31, 2022
Furniture and fixtures	2-7	$6,221	$5,364
Computers and equipment	3-5	5,455	4,901
Machinery and equipment	2-5	8,651	6,427
Autos and trucks	5	202	161
Tooling	5	582	638
Leasehold improvements	Shorter of remaining lease term or estimated useful life	12,906	11,812
Total property and equipment		34,017	29,303
Less: accumulated depreciation and amortization		(16,862)	(12,494)
Construction in progress		803	1,375
Property and equipment, net		$17,958	$18,184

Note 6 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of June 30, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$92,616	$(61,280)	$31,336	3-10
Customer relationships	18,585	(9,480)	9,105	5-10
Trademarks	11,446	(4,977)	6,469	15
Capitalized software	13,900	(2,678)	11,222	3-5
Non-compete agreement	5,864	(877)	4,987	3
Patents	2,898	(448)	2,450	3-19
Total intangible assets	$145,309	$(79,740)	$65,569

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$73,188	$(54,422)	$18,766	3-8
Customer relationships	18,089	(7,602)	10,487	5-10
Trademarks	10,907	(4,119)	6,788	15
Capitalized software	9,620	(1,507)	8,113	3-5
Non-compete agreement	776	(395)	381	3
Patents	2,226	(375)	1,851	3-19
Total intangible assets	$114,806	$(68,420)	$46,386

The change in the carrying value of goodwill for the six months ended June 30, 2023 is as follows:

(in thousands)
December 31, 2022	$124,593
Foreign currency translation impact	758
June 30, 2023	$125,351

In February 2023, the Company acquired all of the outstanding shares of Esthetic Medical, Inc. (“EMI”) in exchange for (i) a cash payment of $11.8 million and (ii) 109,625 shares of Class A Common Stock of the Company ($1.3 million). In addition, Dr. Lawrence Groop (the “Seller”) is entitled to receive up to an additional $3.2 million in contingent consideration based upon the achievement of certain conditions defined in the purchase agreement, of which $1.9 million was considered probable as of the acquisition date. Applicable tax guidance was used to apply the simultaneous equation method to incrementally assign $4.6 million to the book value of the intangible asset in excess of the purchase price. The Company accounted for this transaction as an asset acquisition and allocated substantially all of the purchase price and the tax basis difference totaling $19.9 million to intangible assets, primarily related to developed technology.

In July 2023, EMI obtained clearance from the U.S. Food and Drug Administration that the SkinStylus Sterilock MicroSystem is cleared for use as a treatment to improve the appearance of facial acne scars in Fitzpatrick skin types I, II, and III in adults aged 22 years and older (the “Facial Indication Approval”). Obtaining the Facial Indication Approval triggered a $1.3 million contingent payment, previously not considered probable, to be payable by the Company to Seller.

In addition, in March 2023, the Company acquired assets from Anacapa Aesthetics LLC and recognized approximately $5 million of intangible assets, primarily related to non-compete agreements.

Note 7 – Long-term Debt

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provides for a $50.0 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50.0 million, subject to receipt of lender commitments and certain conditions precedent. As of June 30, 2023, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain certain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of June 30, 2023, the Company was in compliance with all restrictive and financial covenants of the Credit Agreement.

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100.0 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100.0 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
1.25% Convertible Notes due 2026	$750,000	$750,000
Unamortized Issuance Costs	(13,743)	(15,857)
Net Carrying Value	$736,257	$734,143

As of June 30, 2023 and December 31, 2022, the estimated fair value of the Notes was approximately $591.0 million and $567.0 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 30, 2023 and December 31, 2022 and are classified as Level 2 within the fair value hierarchy.

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

Note 8 – Income Taxes

The tax provisions for the three and six months ended June 30, 2023 and 2022 were computed using the estimated effective tax rates projected for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

Income tax benefit for the six months ended June 30, 2023 was $5.9 million. Income tax expense for the six months ended June 30, 2022 was $2.7 million.

Income tax benefit for the three months ended June 30, 2023 was $2.2 million. Income tax expense for the three months ended June 30, 2022 was $0.1 million.

The effective tax rate for the three and six months ended June 30, 2023 is (187.3)% and 25.7%. The effective tax rate for the three and six months ended June 30, 2022 was 1.2% and 6.7%. The effective tax rate differs from the federal statutory rate of 21% due primarily to a full valuation allowance against the Company’s U.S. deferred tax assets, foreign jurisdictions that are taxed at different rates, state taxes, and the impact of discrete items that may occur in any given year but which are not consistent from year to year.

The Company has established a valuation allowance in the U.S. and Singapore against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considers numerous factors including historical profitability, the amount of future taxable income, and the existence of taxable temporary differences that can be used to realize deferred tax assets.

Additionally, the Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.0 million and $0.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

The Inflation Reduction Act, signed into law on August 16, 2022, provides tax incentives for certain industries and imposes a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on stock buybacks. The Company may be subject to the new excise tax on certain stock buybacks that occur after December 31, 2022. The Company does not anticipate a material impact from the Inflation Reduction Act on its condensed consolidated financial statements.

Additionally, in July 2023, the Company received approximately $5 million for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

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

Share-based compensation expense, which is primarily recorded within selling and marketing and general and administrative expenses, was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$1,289	$2,254	$2,546	$5,473
Restricted stock units	5,758	2,951	9,174	5,466
Performance-based restricted stock units	1,384	1,078	190	2,279
Employee stock purchase plan	93	95	191	209
	$8,524	$6,378	$12,101	$13,427

Performance-based restricted stock unit expense includes reversal of expense related to the forfeiture of unvested awards during the three months ended March 31, 2023.

As of June 30, 2023, total unrecognized compensation expense related to unvested share-based compensation totaled $79.1 million and is expected to be recognized over a weighted-average period of 2.2 years.

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

Cartessa

On December 14, 2020, Hydrafacial filed a complaint against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York (the “New York Court”), captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082, for patent infringement arising from Cartessa’s sale of a delivery system that allegedly infringes five of Hydrafacial’s patents on its device. Hydrafacial later narrowed its allegation to assert infringement of four of its patents. The New York Court granted Hydrafacial’s Motion for Summary Judgment of No Unclean Hands, granted Hydrafacial’s Motion for Summary Judgment of No Invalidity of one of the patents-in-suit, granted Cartessa’s Motion for Summary Judgment of non-infringement of one of the patents-in-suit, and denied Cartessa’s Motion for Summary Judgment of non-infringement on the three remaining patents-in-suit. As of the date of this report, the parties are awaiting the New York Court to set a trial date on Hydrafacial’s remaining three patents-in-suit.

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

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding shares of Class A Common Stock or any other equity securities (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by the Sponsor or the Hydrafacial stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the 11,500,000 shares of Class B Common Stock (the “Founder Shares”) that were owned by the Sponsor and converted into shares of Class A Common Stock in connection with the Business Combination and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as earn-out shares to the Hydrafacial stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

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

Investor Rights Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company and LCP Edge Holdco, LLC (“LCP”) entered into that certain Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, LCP has the right to designate a number of directors for appointment or election to the Company’s board of directors as follows: (i) one director for so long as LCP holds at least 10% of the outstanding Class A Common Stock, (ii) two directors for so long as LCP holds at least 15% of the outstanding Class A Common Stock, and (iii) three directors for so long as LCP holds at least 40% of the outstanding Class A Common Stock. Pursuant to the Investor Rights Agreement, for so long as LCP holds at least 10% of the outstanding Class A Common Stock, LCP will be entitled to have at least one of its designees represented on the compensation committee and nominating and corporate governance committee of the Company’s board of directors.

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

Hydrafacial recorded approximately $0.2 million of charges related to management services fees for the six months ended June 30, 2022. There were no management fees during the six months ended June 30, 2023. In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent. These amounts are included in general and administrative expenses on the Company’s condensed consolidated statements of comprehensive income (loss).

Note 12 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 132,881,417 and 132,214,695, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Common Stock Repurchases

On September 26, 2022, the Company’s board of directors approved a common stock repurchase program pursuant to which the Company may repurchase up to $200.0 million of its outstanding shares of Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or accelerated share repurchase programs.

The Company entered into two accelerated share repurchase agreements on September 27, 2022 and November 9, 2022, respectively, with a financial institution to repurchase a total of $200.0 million of Class A Common Stock. Under the September 27, 2022 accelerated share repurchase agreement, the Company repurchased approximately 9.3 million shares for $100.0 million. Under the November 9, 2022 accelerated share repurchase agreement, the Company made a payment of $100.0 million and received initial deliveries of approximately 9.5 million shares, which represented 80% of the payment amount divided by the Company’s closing stock price on that date. During the three months ended June 30, 2023, the Company paid $2.2 million as the final settlement of the November 9, 2022 accelerated share repurchase agreement, which was based upon the average daily volume weighted average price of the Company’s Class A Common Stock during the repurchase period, less an agreed upon discount.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 13 – Net income (loss) to Common Stockholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net income (loss) available to common stockholders - basic	$3,364	$6,317	$(16,895)	$37,772
Less: Income on Private Placement Warrants	—	(15,185)	—	(67,237)
Net income (loss) available to common stockholders - diluted	$3,364	$(8,868)	$(16,895)	$(29,465)

Weighted average common shares outstanding - basic	132,716,024	150,731,491	132,569,209	150,665,166
Effect of dilutive shares:
Private Placement Warrants	—	987,960	—	1,609,228
Weighted average common shares outstanding - diluted	132,716,024	151,719,451	132,569,209	152,274,394

Basic net income (loss) per share	$0.03	$0.04	$(0.13)	$0.25
Dilutive net income (loss) per share	$0.03	$(0.06)	$(0.13)	$(0.19)

For the three and six months ended June 30, 2023 and 2022, all outstanding shares related to share-based awards and convertible notes were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive. For the three and six months ended June 30, 2023, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net income (loss) per common share because their effect would be antidilutive.

Note 14 – New Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 15 – Revision for Immaterial Misstatements

As disclosed in Note 1 – Description of Business, subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during the six months ended June 30, 2023, the Company identified misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements to correct for these misstatements. The revision to the accompanying unaudited condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), and condensed consolidated statements of cash flows and related disclosures in Note 3 - Balance Sheet Components and Note 13 – Net (Loss) Income Attributable to Common Stockholders are detailed in the tables below. As of December 31, 2021, accumulated deficit was understated by $4.3 million, and as such, previously reported stockholders’ equity of $302.3 million was revised to $298.0 million. For the fiscal year ended December 31, 2022, net income was overstated $0.2 million. As of March 31, 2023, accumulated deficit was overstated $4.7 million, and as such, previously reported stockholders’ equity of $147.7 million was revised to $152.4 million. There were no other changes to the consolidated statements of stockholders’ equity that have not otherwise been reflected in the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss) as detailed in the tables below.

	As of December 31, 2022
Condensed Consolidated Balance Sheet (in thousands)	As Previously Reported	Adjustment	As Revised
Inventories	$116,430	$(6,774)	$109,656
Prepaid expenses and other current assets	$26,698	$950	$27,648
Total current assets	$789,099	$(5,824)	$783,275
TOTAL ASSETS	$1,008,907	$(5,824)	$1,003,083
Accounts payable	$30,335	$(1,868)	$28,467
Income tax payable	$962	$467	$1,429
Total current liabilities	$73,115	$(1,401)	$71,714
TOTAL LIABILITIES	$837,431	$(1,401)	$836,030
Accumulated deficit	$(374,328)	$(4,423)	$(378,751)
Total stockholders' equity	$171,476	$(4,423)	$167,053
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,008,907	$(5,824)	$1,003,083

	Three Months Ended June 30, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Cost of sales	$31,882	$1,614	$33,496
Gross profit	$71,654	$(1,614)	$70,040
Loss from operations	$(3,413)	$(1,614)	$(5,027)
Income before provision for income taxes	$8,007	$(1,614)	$6,393
Net income	$7,931	$(1,614)	$6,317
Comprehensive income	$4,244	$(1,614)	$2,630
Net income per share - Basic	$0.05	$(0.01)	$0.04
Net loss per share - Diluted	$(0.05)	$(0.01)	$(0.06)

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Cost of sales	$55,360	$2,666	$58,026
Gross profit	$123,591	$(2,666)	$120,925
Loss from operations	$(16,374)	$(2,666)	$(19,040)
Income before provision for income taxes	$43,129	$(2,666)	$40,463
Net income	$40,438	$(2,666)	$37,772
Comprehensive income	$36,606	$(2,666)	$33,940
Net income per share - Basic	$0.27	$(0.02)	$0.25
Net loss per share - Diluted	$(0.18)	$(0.01)	$(0.19)

	Six Months Ended June 30, 2022
Condensed Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$40,438	$(2,666)	$37,772
Changes in operating assets and liabilities:
Inventories	$(41,262)	$2,666	$(38,596)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended June 30, 2023 (“the Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors of this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023 (the “Annual Report on Form 10-K”).

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

Business and Macroeconomic Conditions

During the three months ended June 30, 2023, we continued to execute against our plan to expand our footprint by selling and placing Delivery Systems worldwide, drive Consumables, invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Although we believe we can be successful in our current operating environment, various macroeconomic factors during the three months ended June 30, 2023 may impact our business in unpredictable ways such as:
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry;
•Global economic conditions, including inflationary pressures, changes in foreign currency exchange rates, and higher interest rates; and
•Exposure to infectious disease, epidemics, and pandemics on our business operations in geographic locations impacted by the outbreak, such as China, which reopened from sporadic and/or zero-tolerance COVID-19 policies that previously led to prolonged store closures and travel restrictions within certain markets and regions in the country during the first quarter of 2023.

We may be able to offset cost pressures through increases in the selling prices of some of our products, value engineering efforts to optimize product costs, increasing the diversification of our suppliers and supplier contracts, increasing natural foreign currency hedging, as applicable, and reductions in discretionary spending. However, our pricing actions could have an adverse impact on demand, and may in turn, cause our providers to halt or decrease Delivery Systems and/or Consumables spending, and our actions may not be sufficient to cover unexpected increased costs that we may experience.

Macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, beauty health industry, our providers and their budgets with us, and our business, financial condition, and results of operations. We remain attentive to macroeconomic conditions that may materially impact our business, and we continue to explore and implement risk mitigation strategies in the face of these unfolding conditions to remain agile in adopting to changing circumstances.

Comparison of Three Months Ended June 30, 2023 to Three Months Ended June 30, 2022

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended June 30, 2023 and June 30, 2022 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

The following discussion has been amended to reflect the Company’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which the Company concluded did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in Part I, Item 1 Note 15 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,
(in millions)	2023	% of Net Sales	2022	% of Net Sales
Net sales	$117.5	100.0%	$103.5	100.0%
Cost of sales	49.6	42.2	33.5	32.4
Gross profit	67.9	57.8	70.0	67.6
Operating expenses:
Selling and marketing	43.0	36.6	44.9	43.3
Research and development	2.9	2.5	2.6	2.5
General and administrative	35.1	29.9	27.6	26.6
Total operating expenses	81.0	69.0	75.1	72.5
Loss from operations	(13.1)	(11.2)	(5.0)	(4.9)
Interest expense, net	3.4	2.9	3.2	3.1
Interest income	(5.7)	(4.9)	(0.7)	(0.7)
Other income, net	—	—	(0.9)	(0.9)
Change in fair value of warrant liabilities	(11.6)	(9.9)	(15.2)	(14.7)
Foreign currency transaction (gain) loss, net	(0.4)	(0.3)	2.2	2.1
Income before provision for income tax	1.2	1.0	6.4	6.2
Income tax (benefit) expense	(2.2)	(1.9)	0.1	0.1
Net income	$3.4	2.9%	$6.3	6.1%
Net Sales

	Three Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Net sales
Delivery Systems	$65.6	$64.8	$0.8	1.2%
Consumables	51.9	38.8	13.1	33.9%
Total net sales	$117.5	$103.5	$13.9	13.5%

Total net sales for the three months ended June 30, 2023 increased $13.9 million, or 13%, compared to the three months ended June 30, 2022. Total net sales for the three months ended June 30, 2023 increased primarily due to strength in Consumable sales in the Americas. Total net sales of Delivery Systems for the three months ended June 30, 2023 increased in EMEA and APAC, which was offset by decreases in the United States. The decrease in net sales of Delivery Systems in the Americas was as compared to the prior year launch of Syndeo, which included trade-up net sales. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the three months ended June 30, 2023.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Cost of sales	$49.6	$33.5	$16.1	48.1%
Gross profit	$67.9	$70.0	$(2.2)	(3.1)%
Gross margin	57.8%	67.6%
Cost of sales increased $16.1 million primarily driven by higher product costs and developed technology amortization expense. Gross margin declined from 67.6% during the three months ended June 30, 2022 to 57.8% during the three months ended June 30, 2023, primarily due to higher product costs, unfavorable changes in product mix, and higher amortization expense.
Operating Expenses

Selling and Marketing

	Three Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Selling and marketing	$43.0	$44.9	$(1.8)	(4.1)%
As a percentage of net sales	36.6%	43.3%
Selling and marketing expense for the three months ended June 30, 2023 decreased $1.8 million, or 4.1%, compared to the three months ended June 30, 2022. The decrease was primarily driven by lower sales commission expense, partially offset by higher depreciation expense attributable to our global experience centers.

Research and Development

	Three Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Research and development	$2.9	$2.6	$0.3	10.8%
As a percentage of net sales	2.5%	2.5%
Research and development expense for the three months ended June 30, 2023 remained relatively flat as compared to the three months ended June 30, 2022.
General and Administrative

	Three Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
General and administrative	$35.1	$27.6	$7.5	27.2%
As a percentage of net sales	29.9%	26.6%
General and administrative expense for the three months ended June 30, 2023 increased $7.5 million, or 27.2%, compared to the three months ended June 30, 2022. The increase was primarily driven by higher personnel related compensation, including higher share-based compensation expense, and higher severance and restructuring expense, partially offset by lower recruiting related expenses.

Interest Income and Change in Fair Value of Warrant Liabilities

	Three Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Interest income	$(5.7)	$(0.7)	$(5.0)	N/M
Change in fair value of warrant liabilities	$(11.6)	$(15.2)	$3.6	N/M
N/M - Not meaningful

Interest income for the three months ended June 30, 2023 increased $5.0 million compared to the three months ended June 30, 2022 due to higher interest earned on our investment in money market funds.

During the three months ended June 30, 2023, the Company recognized income of $11.6 million related to the change in the fair value of the warrant liabilities, as compared to income of $15.2 million during the three months ended June 30, 2022, driven by the fluctuation of the Company’s stock price.

Comparison of Six Months Ended June 30, 2023 to Six Months Ended June 30, 2022

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the six months ended June 30, 2023 and June 30, 2022 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

The following discussion has been amended to reflect the Company’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which the Company concluded did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in Part I, Item 1 Note 15 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
(in millions)	2023	% of Net Sales	2022	% of Net Sales
Net sales	$203.8	100.0%	$179.0	100.0%
Cost of sales	81.8	40.1	58.0	32.4
Gross profit	122.0	59.9	120.9	67.6
Operating expenses:
Selling and marketing	81.7	40.1	81.3	45.4
Research and development	5.2	2.6	4.8	2.7
General and administrative	65.5	32.1	53.8	30.1
Total operating expenses	152.4	74.8	140.0	78.2
Loss from operations	(30.5)	(14.9)	(19.0)	(10.6)
Interest expense, net	6.8	3.4	6.6	3.7
Interest income	(10.0)	(4.9)	(0.7)	(0.4)
Other (income) expense, net	(0.5)	(0.2)	—	—
Change in fair value of warrant liabilities	(2.5)	(1.2)	(67.2)	(37.6)
Foreign currency transaction (gain) loss, net	(1.5)	(0.8)	1.8	1.0
(Loss) income before provision for income tax	(22.8)	(11.2)	40.5	22.6
Income tax (benefit) expense	(5.9)	(2.9)	2.7	1.5
Net (loss) income	$(16.9)	(8.3)%	$37.8	21.1%

Net Sales

	Six Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Net sales
Delivery Systems	$110.9	$106.4	$4.5	4.2%
Consumables	92.8	72.5	20.3	28.0%
Total net sales	$203.8	$179.0	$24.8	13.9%

Total net sales for the six months ended June 30, 2023 increased $24.8 million, or 14%, compared to the six months ended June 30, 2022. Total net sales for the six months ended June 30, 2023 increased primarily due to strength in Consumable sales in the Americas and EMEA. Total net sales of Delivery Systems for the six month ended June 30, 2023 increased in EMEA and APAC, which was offset by decreases in the United States. The decrease in net sales of Delivery Systems in the Americas was as compared to the prior year launch of Syndeo, which included trade-up net sales. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the six months ended June 30, 2023.
Cost of Sales, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Cost of sales	$81.8	$58.0	$23.8	40.9%
Gross profit	$122.0	$120.9	$1.1	0.9%
Gross margin	59.9%	67.6%

Cost of sales increased $23.8 million driven by higher product costs and developed technology amortization expense, and charges related to discontinued and obsolete products costs. Gross margin declined from 67.6% during the six months ended June 30, 2022 to 59.9% during the six months ended June 30, 2023, primarily due to higher product costs, unfavorable changes in product mix, higher amortization expense, and charges related to discontinued and obsolete products costs.
Operating Expenses

Selling and Marketing

	Six Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Selling and marketing	$81.7	$81.3	$0.5	0.6%
As a percentage of net sales	40.1%	45.4%
Selling and marketing expense for the six months ended June 30, 2023 remained relatively flat as compared to the six months ended June 30, 2022. Increases in personnel related compensation and depreciation expense attributable to our global experience centers were substantially offset by lower commission and marketing related expenses.
Research and Development

	Six Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Research and development	$5.2	$4.8	$0.4	8.0%
As a percentage of net sales	2.6%	2.7%

Research and development expense for the six months ended June 30, 2023 remained relatively flat as compared to the six months ended June 30, 2022.

General and Administrative

	Six Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
General and administrative	$65.5	$53.8	$11.6	21.6%
As a percentage of net sales	32.1%	30.1%

General and administrative expense for the six months ended June 30, 2023 increased $11.6 million, or 21.6%, compared to the six months ended June 30, 2022. The increase was primarily driven by higher personnel related compensation, partially offset by lower recruiting related expenses.
Interest Income and Change in Fair Value of Warrant Liabilities

	Six Months Ended June 30,		Change
(in millions)	2023	2022	Amount	%
Interest income	$(10.0)	$(0.7)	$(9.3)	N/M
Change in fair value of warrant liabilities	$(2.5)	$(67.2)	$64.7	N/M
N/M - Not meaningful

Interest income for the six months ended June 30, 2023 increased $9.3 million compared to the six months ended June 30, 2022 primarily due to higher interest earned on our investment in money market funds.

During the six months ended June 30, 2023, the Company recognized income of $2.5 million related to the change in the fair value of the warrant liabilities, as compared to income of $67.2 million for the six months ended June 30, 2022, driven by the fluctuation of the Company’s stock price.

Liquidity and Capital Resources

Our primary sources of capital have been funded by (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Placement Warrants. As of June 30, 2023, we had cash and cash equivalents of $549.7 million. A revolving credit facility of $50.0 million is also available as a source of capital. As of June 30, 2023, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

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

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement provides for a $50.0 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50.0 million, subject to receipt of lender commitments and certain conditions precedent. As of June 30, 2023, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of June 30, 2023, the Company was in compliance with all restrictive and financial covenants of the Credit Agreement.

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100.0 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100.0 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

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

Known Trends or Uncertainties

The majority of our customers are in the medical (dermatologists and plastic surgeons), esthetician, and beauty retail industry. Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

In addition, the extent to which the uncertainty around the timing, speed and recovery from the adverse impacts of the COVID-19 pandemic impacts our business going forward will depend on numerous factors we cannot reliably predict, including further governmental actions in the countries in which we operate, such as whether China enacts another sporadic and/or zero-tolerance COVID-19 policy, and the other macro challenges we are facing, including the possibility of recession or financial market instability, and the impact of any governmental actions on the economy. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis.

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

During the third quarter of 2023, the Company launched a voluntary initiative to replacing certain componentry in previously manufactured Syndeo delivery systems to increase resistance to inadvertent clogging when recommended maintenance is not performed. This initiative is expected to result in approximately $5 million in expense during the third quarter.

Additionally, in July 2023, the Company received approximately $5 million for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not sum due to rounding.

	Six Months Ended June 30,
(Dollars in millions)	2023	2022
Cash and cash equivalents at beginning of period	$568.2	$901.9
Operating activities:
Net (loss) income	(16.9)	37.8
Non-cash adjustments	36.0	(33.2)
Changes in working capital	(10.1)	(74.4)
Net cash provided by (used for) operating activities	9.0	(69.8)
Net cash used for investing activities	(24.9)	(8.3)
Net cash used for financing activities	(3.7)	(2.8)
Net decrease in cash and cash equivalents	(19.7)	(80.9)
Effect of foreign currency translation	1.2	—
Cash and cash equivalents at end of period	$549.7	$821.0

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2023 was $9.0 million, compared to net cash used for operating activities of $69.8 million for the six months ended June 30, 2022. The change in cash was primarily related to lower working capital usage, primarily driven by high inventory build in the prior year, and the net impact of current year net income and other non-cash adjustments.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2023 was $24.9 million, compared to $8.3 million for the six months ended June 30, 2022. The increase in cash used for investing activities was primarily related to the cash payment associated with the asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $16.9 million.

Financing Activities

Net cash used for financing activities for the six months ended June 30, 2023 was $3.7 million, compared to $2.8 million for the six months ended June 30, 2022. The increase in cash used for financing activities was primarily related to payments in 2023 associated with tax withholdings on vested share-based payment awards and the final settlement of the accelerated share repurchase.

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

There has been no change to our critical accounting policies as included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Part I, Item 1 "Financial Statements—Note 14 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operations result primarily from changes in interest rates, foreign currency, and inflation risk. There were no material changes to our market risks disclosed in our Annual Report on Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A Common Stock. There have been no material updates or changes to the risk factors previously disclosed in our Annual Report on Form 10-K except as described below; provided, however, additional risks not currently known or currently material to us may also harm our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2023, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended June 30, 2023, no purchases of the Company’s equity securities were made by the Company or any affiliated purchasers.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during the six months ended June 30, 2023, the Company identified prior period misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements on a prospective basis to correct for these misstatements as follows:

	Year Ended December 31, 2021
Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Cost of sales	$78,259	$3,289	$81,548
Gross profit	$181,827	$(3,289)	$178,538
Loss from operations	$(36,639)	$(3,289)	$(39,928)
Loss before provision for income taxes	$(377,350)	$(3,289)	$(380,639)
Income tax benefit	$(2,242)	$367	$(1,875)
Net loss	$(375,108)	$(3,656)	$(378,764)
Comprehensive loss	$(376,607)	$(3,656)	$(380,263)
Net loss per share - Basic	$(3.67)	$(0.04)	$(3.71)
Net loss per share - Diluted	$(3.67)	$(0.04)	$(3.71)

	Year Ended December 31, 2021
Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net loss	$(375,108)	$(3,656)	$(378,764)
Change in operating assets and liabilities:
Inventories	$(9,443)	$3,289	$(6,154)
Prepaid expenses and other current assets	$(5,434)	367	$(5,067)

	As of September 30, 2022
Condensed Consolidated Balance Sheet (in thousands)	As Previously Reported	Adjustment	As Revised
Inventories	$101,706	$(6,774)	$94,932
Prepaid expenses and other current assets	$21,830	$(367)	$21,463
Total current assets	$892,432	$(7,141)	$885,291
TOTAL ASSETS	$1,104,795	$(7,141)	$1,097,654
Accumulated deficit	$(378,143)	$(7,141)	$(385,284)
Total stockholders' equity	$257,909	$(7,141)	$250,768
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,104,795	$(7,141)	$1,097,654

	Three Months Ended September 30, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands)	As Previously Reported	Adjustment	As Revised
Cost of sales	$27,217	$212	$27,429
Gross profit	$61,575	$(212)	$61,363
Loss from operations	$(4,141)	$(212)	$(4,353)
Loss before provision for income taxes	$(690)	$(212)	$(902)
Net income (loss)	$131	$(212)	$(81)
Comprehensive loss	$(1,505)	$(212)	$(1,717)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Cost of sales	$82,577	$2,878	$85,455
Gross profit	$185,166	$(2,878)	$182,288
Loss from operations	$(20,515)	$(2,878)	$(23,393)
Income before provision for income taxes	$42,439	$(2,878)	$39,561
Net income	$40,569	$(2,878)	$37,691
Comprehensive income	$35,101	$(2,878)	$32,223
Net income per share - Basic	$0.27	$(0.02)	$0.25
Net loss per share - Diluted	$(0.20)	$(0.02)	$(0.22)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$40,569	$(2,878)	$37,691
Change in operating assets and liabilities:
Inventories	$(69,340)	$2,878	$(66,462)

	As of December 31, 2022
Consolidated Balance Sheet (in thousands)	As Previously Reported	Adjustment	As Revised
Inventories	$116,430	$(6,774)	$109,656
Prepaid expenses and other current assets	$26,698	$950	$27,648
Total current assets	$789,099	$(5,824)	$783,275
TOTAL ASSETS	$1,008,907	$(5,824)	$1,003,083
Accounts payable	$30,335	$(1,868)	$28,467
Income tax payable	$962	$467	$1,429
Total current liabilities	$73,115	$(1,401)	$71,714
TOTAL LIABILITIES	$837,431	$(1,401)	$836,030
Accumulated deficit	$(374,328)	$(4,423)	$(378,751)
Total stockholders' equity	$171,476	$(4,423)	$167,053
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,008,907	$(5,824)	$1,003,083

	Year Ended December 31, 2022
Consolidated Statement of Comprehensive Income (Loss) (in thousands)	As Previously Reported	Adjustment	As Revised
Cost of sales	$115,536	$1,561	$117,097
Gross profit	$250,340	$(1,561)	$248,779
Loss from operations	$(24,280)	$(1,561)	$(25,841)
Foreign currency transaction loss, net	$3,164	$(1,868)	$1,296
Income before provision for income taxes	$45,032	$307	$45,339
Income tax expense	$648	$467	$1,115
Net income	$44,384	$(160)	$44,224
Comprehensive income	$41,111	$(160)	$40,951

	Year Ended December 31, 2022
Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$44,384	$(160)	$44,224
Change in operating assets and liabilities:
Prepaid expenses and other current assets	$(16,401)	$(1,317)	$(17,718)
Inventories	$(82,097)	$2,878	$(79,219)
Accounts payable	$1,606	$(1,868)	$(262)
Income taxes payable	$198	$467	$665

	As of March 31, 2023
Condensed Consolidated Balance Sheet (in thousands)	As Previously Reported	Adjustment	As Revised
Inventories	$122,081	$(1,866)	$120,215
Prepaid expenses and other current assets	$21,749	$2,439	$24,188
Total current assets	$748,532	$573	$749,105
TOTAL ASSETS	$994,953	$573	$995,526
Accounts payable	$34,330	$(4,638)	$29,692
Income tax payable	$1,219	$467	$1,686
Total current liabilities	$72,330	$(4,171)	$68,159
TOTAL LIABILITIES	$847,289	$(4,171)	$843,118
Accumulated deficit	$(403,754)	$4,744	$(399,010)
Total stockholders' equity	$147,664	$4,744	$152,408
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$994,953	$573	$995,526

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Foreign currency transaction loss (gain), net	$877	$(2,026)	$(1,149)
Loss before provision for income taxes	$(25,947)	$2,026	$(23,921)
Net loss	$(22,285)	$2,026	$(20,259)
Comprehensive loss	$(21,397)	$2,026	$(19,371)
Net loss per share - Basic	(0.17)	0.02	(0.15)
Net loss per share - Diluted	(0.17)	0.02	(0.15)

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net loss	$(22,285)	$2,026	$(20,259)
Adjustments to reconcile net loss to net cash from operating activities:
Other, net	$1,511	$(2,026)	$(515)
Change in operating assets and liabilities:
Prepaid expenses, other current assets, and income tax receivable	$(203)	$(1,122)	$(1,325)
Inventories	$(15,771)	$1,866	$(13,905)
Accounts payable, accrued expenses, and income tax payable	$(3,085)	$(744)	$(3,829)

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
10.1	First Amendment to The Beauty Health Company Executive Severance Plan	8-K	001-39565	10.1	April 14, 2023
10.2	Promotion Offer Letter with Brad Hauser, dated April 7, 2023	8-K	001-39565	10.1	April 19, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	August 9, 2023	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ Liyuan Woo
		Name:	Liyuan Woo
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)