Form 10-Q
period 2023-09-30
Beauty Health Co
filed 2023-11-14
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 13, 2023, there were 131,266,839 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$559,444	$568,197
Accounts receivable, net of allowances for estimated credit losses of $4,752 and $2,929 at September 30, 2023 and December 31, 2022, respectively	66,809	76,494
Inventories	74,878	109,656
Income tax receivable	989	1,280
Prepaid expenses and other current assets	35,891	27,648
Total current assets	738,011	783,275
Property and equipment, net	16,062	18,184
Right-of-use assets, net	13,343	15,637
Intangible assets, net	64,642	46,386
Goodwill	124,679	124,593
Deferred income tax assets, net	798	815
Other assets	15,539	14,193
TOTAL ASSETS	$973,074	$1,003,083
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,883	$28,467
Accrued payroll-related expenses	20,752	21,677
Syndeo Program reserves	32,052	—
Lease liabilities, current	4,711	4,958
Income tax payable	1,990	1,429
Other accrued expenses	30,491	15,183
Total current liabilities	125,879	71,714
Lease liabilities, non-current	10,105	12,689
Deferred income tax liabilities, net	2,299	2,011
Warrant liabilities	7,109	15,473
Convertible senior notes, net	737,315	734,143
Other long-term liabilities	410	—
Total liabilities	883,117	836,030
Commitments (Note 10)
Stockholders’ equity
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 132,569,193 and 132,214,695 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	14	14
Additional paid-in capital	564,509	550,320
Accumulated other comprehensive loss	(5,102)	(4,530)
Accumulated deficit	(469,464)	(378,751)
Total stockholders’ equity	89,957	167,053
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$973,074	$1,003,083

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$97,413	$88,792	$301,170	$267,743
Cost of sales	109,966	27,429	191,743	85,455
Gross (loss) profit	(12,553)	61,363	109,427	182,288
Operating expenses:
Selling and marketing	30,731	39,767	112,471	121,055
Research and development	1,839	2,167	7,056	6,998
General and administrative	36,978	23,782	102,457	77,628
Total operating expenses	69,548	65,716	221,984	205,681
Loss from operations	(82,101)	(4,353)	(112,557)	(23,393)
Interest expense, net	3,445	3,380	10,291	9,997
Interest income	(6,750)	(2,870)	(16,782)	(3,610)
Other (income) expense, net	(4,872)	361	(5,337)	380
Change in fair value of warrant liabilities	(5,855)	(4,284)	(8,364)	(71,521)
Foreign currency transaction loss (gain), net	2,270	(38)	724	1,800
(Loss) income before provision for income taxes	(70,339)	(902)	(93,089)	39,561
Income tax expense (benefit)	3,479	(821)	(2,376)	1,870
Net (loss) income	$(73,818)	$(81)	$(90,713)	$37,691
Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,093)	(1,636)	(572)	(5,468)
Comprehensive (loss) income	$(74,911)	$(1,717)	$(91,285)	$32,223
Net (loss) income per share
Basic	$(0.56)	$0.00	$(0.68)	$0.25
Diluted	$(0.56)	$(0.03)	$(0.68)	$(0.22)
Weighted average common shares outstanding
Basic	132,896,626	150,788,695	132,679,547	150,706,795
Diluted	132,896,626	151,417,710	132,679,547	152,018,246
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2021	150,598,047	$16	$722,250		$(1,257)	$(422,975)	$298,034
Net income	—	—	—		—	31,455	31,455
Issuance of Common Stock pursuant to equity compensation plan	5,184	—	—		—	—	—
Share-based compensation	—	—	7,049		—	—	7,049
Foreign currency translation adjustment	—	—	—		(145)	—	(145)
BALANCE, March 31, 2022	150,603,231	$16	$729,299		$(1,402)	$(391,520)	$336,393
Net income	—	—	—		—	6,317	6,317
Issuance of Class A Common Stock in connection with acquisitions	28,733	—	500		—	—	500
Issuance of Common Stock pursuant to equity compensation plan	252,536	—	—		—	—	—
Share-based compensation	—	—	6,378	—	—	—	6,378
Shares withheld for tax withholdings on vested stock awards	(29,475)	—	(495)		—	—	(495)
Foreign currency translation adjustment	—	—	—		(3,687)	—	(3,687)
BALANCE, June 30, 2022	150,855,025	$16	$735,682		$(5,089)	$(385,203)	$345,406
Net loss	—	—	—		—	(81)	(81)
Issuance of Common Stock pursuant to equity compensation plan	64,775	—	—		—	—	—
Shares withheld for tax withholdings on vested stock awards	(26,451)	—	(370)		—	—	(370)
Repurchase and retirement of Common Stock	(7,692,308)	(1)	(79,999)		—	—	(80,000)
Purchase of equity forward contract in connection with accelerated share repurchase	—	—	(20,000)		—	—	(20,000)
Share-based compensation	—	—	7,449		—	—	7,449
Foreign currency translation adjustment	—	—	—		(1,636)	—	(1,636)
BALANCE, September 30, 2022	143,201,041	$15	$642,762		$(6,725)	$(385,284)	$250,768

	Common Stock		Additional Paid-in Capital	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	(20,259)	(20,259)
Issuance of Common Stock pursuant to equity compensation plan	473,049	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(170,415)	—	(2,195)	—	—	(2,195)
Issuance of Common Stock relating to employee stock purchase plan	—	—	2,034	—	—	2,034
Share-based compensation	—	—	3,577	—	—	3,577
Common Stock relating to asset acquisition	109,625	—	1,310	—	—	1,310
Foreign currency translation adjustment	—	—	—	888	—	888
BALANCE, March 31, 2023	132,626,954	$14	$555,046	$(3,642)	$(399,010)	$152,408
Net income	—	—	—	—	3,364	3,364
Issuance of Common Stock pursuant to equity compensation plan	254,742	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(83,234)	—	(545)	—	—	(545)
Issuance of Common Stock relating to employee stock purchase plan	82,955	—	698	—	—	698
Share-based compensation		—	8,524	—	—	8,524
Accelerated share repurchase payment	—	—	(2,240)	—	—	(2,240)
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
BALANCE, June 30, 2023	132,881,417	$14	$561,483	$(4,009)	$(395,646)	$161,842
Net loss	—	—	—	—	(73,818)	(73,818)
Issuance of Common Stock pursuant to equity compensation plan	157,749	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(50,731)	—	(331)	—	—	(331)
Repurchase and retirement of Common Stock	(419,242)		(4,828)			(4,828)
Share-based compensation	—	—	8,185	—	—	8,185
Foreign currency translation adjustment	—	—	—	(1,093)	—	(1,093)
BALANCE, September 30, 2023	132,569,193	$14	$564,509	$(5,102)	$(469,464)	$89,957

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net (loss) income	$(90,713)	$37,691
Adjustments to reconcile net (loss) income to net cash from operating activities
Share-based compensation	20,286	20,876
Amortization of intangible assets	15,955	11,063
Depreciation of property and equipment	6,996	5,269
Amortization of other assets	1,751	525
Amortization of debt issuance costs	3,172	3,172
Syndeo inventory write-down	18,809	—
Inventory write-down	11,905	5,667
Provision for estimated credit losses	2,760	1,670
Change in fair value adjustment of warrant liabilities	(8,364)	(71,521)
Other, net	8,897	10,076
Changes in operating assets and liabilities:
Accounts receivable	6,007	(40,630)
Inventories	3,426	(72,129)
Prepaid expenses, other current assets, and income tax receivable	(16,198)	(6,723)
Accounts payable, other accrued expenses, and income tax payable	50,118	2,012
Other, net	(7,887)	(8,225)
Net cash provided by (used for) operating activities	26,920	(101,207)
Cash flows from investing activities:
Cash paid for intangible assets	(7,084)	(4,690)
Cash paid for property and equipment	(3,797)	(9,880)
Cash paid for asset acquisitions	(18,458)	(1,475)
Net cash used for investing activities	(29,339)	(16,045)
Cash flows from financing activities:
Repurchases of Class A Common Shares	—	(80,000)
Payment of equity forward contract in connection with accelerated share repurchase	—	(20,000)
Payment of accelerated share repurchases	(2,240)
Payment of tax withholdings on vested stock awards	(2,388)	—
Payment of contingent consideration related to acquisitions	(1,819)	(2,763)
Other, net	356	—
Net cash used for financing activities	(6,091)	(102,763)
Net decrease in cash and cash equivalents	(8,510)	(220,015)
Effect of foreign currency translation on cash	(243)	2,337
Cash and cash equivalents, beginning of period	568,197	901,886
Cash and cash equivalents, end of period	$559,444	$684,208

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Description of Business

The Beauty Health Company (the “Company”) is a global category-creating company delivering skin health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in microneedling; and Keravive in scalp health. Together, with its powerful community of estheticians, partners and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

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

The revision of the previously issued consolidated financial statements is presented in the accompanying unaudited consolidated financial statements and related disclosures. For further detail, refer to Note 16 - Revision for Immaterial Misstatements.

Certain prior period amounts have been reclassified to conform to the current period presentation, including previously reported inventories in the condensed consolidated statement of cash flows which was disclosed net of a $5.7 million inventory write-down. We reclassified the inventory write-down in the prior period to conform to the current period presentation of inventory write-down as an adjustment to reconcile net income to net cash from operating activities. This reclassification had no effect on the previously reported net cash used for operating activities.

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

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net Sales
Delivery Systems	$51,043	$49,094	$161,986	$155,524
Consumables	46,370	39,698	139,184	112,219
Total net sales	$97,413	$88,792	$301,170	$267,743

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Americas	$51,703	$58,370	$168,325	$178,330
Asia-Pacific (“APAC”)	24,657	15,110	63,525	38,397
Europe, the Middle East and Africa (“EMEA”)	21,053	15,312	69,320	51,016
Total net sales	$97,413	$88,792	$301,170	$267,743

Delivery Systems net sales in the current and prior year were impacted regionally by the timing of the region’s respective Syndeo launch. Prior year net sales of delivery Systems in the Americas include the impact of the prior year launch of Syndeo, while the international Syndeo launch was during the three months ended June 30, 2023.

Note 3 – Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$23,793	$38,373
Finished goods	51,085	71,283
Total inventories	$74,878	$109,656

As a result of the Company’s decision, with respect to Syndeo devices, to market and sell Syndeo 3.0 devices exclusively, the Company has designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-off of $18.8 million during the three months ended September 30, 2023. Refer to Note 15 – Restructuring Charges for further detail. The Company also identified $11.9 million in discontinued, excess, or obsolete inventory during the nine months ended September 30, 2023.
Accrued payroll-related expenses include the following as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Accrued sales commissions	$8,049	$10,523
Accrued compensation	6,973	4,154
Accrued benefits	4,011	5,643
Accrued payroll taxes	1,719	1,357
Total accrued payroll-related expenses	$20,752	$21,677

Other accrued expenses include the following as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Sales and VAT tax payables	$7,196	$4,904
Share repurchase	4,828	—
Accrued interest	4,688	2,344
Royalty liabilities	4,186	2,348
Note payable due seller	—	1,819
Other	9,593	3,768
Total other accrued expenses	$30,491	$15,183

Note 4 – Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$495,300	$—	$—	$495,300
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$7,109	$7,109

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$513,009	$—	$—	$513,009
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$15,473	$15,473

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC. As of September 30, 2023 and December 31, 2022, the Company had approximately 7 million Private Placement Warrants outstanding. As of September 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants was determined using a Monte Carlo simulation.

Note 5 – Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	September 30, 2023	December 31, 2022
Furniture and fixtures	2-7	$6,405	$5,364
Computers and equipment	3-5	5,452	4,901
Machinery and equipment	2-5	8,913	6,427
Autos and trucks	5	234	161
Tooling	5	715	638
Leasehold improvements	Shorter of remaining lease term or estimated useful life	12,171	11,812
Total property and equipment		33,890	29,303
Less: accumulated depreciation and amortization		(18,339)	(12,494)
Construction in progress		511	1,375
Property and equipment, net		$16,062	$18,184

Note 6 – Goodwill and Intangible Assets, net

The gross carrying amount and accumulated amortization of the Company’s intangible assets as of September 30, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(61,694)	$29,935	3-10
Customer relationships	18,230	(10,147)	8,083	5-10
Trademarks	11,510	(5,157)	6,353	15
Capitalized software	16,532	(3,368)	13,164	3-5
Non-compete agreement	5,844	(1,182)	4,662	3
Patents	2,929	(484)	2,445	3-19
Total intangible assets	$146,674	$(82,032)	$64,642
The gross carrying amount and accumulated amortization of the Company’s intangible assets as of December 31, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$73,188	$(54,422)	$18,766	3-8
Customer relationships	18,089	(7,602)	10,487	5-10
Trademarks	10,907	(4,119)	6,788	15
Capitalized software	9,620	(1,507)	8,113	3-5
Non-compete agreement	776	(395)	381	3
Patents	2,226	(375)	1,851	3-19
Total intangible assets	$114,806	$(68,420)	$46,386

The change in the carrying value of goodwill for the nine months ended September 30, 2023 is as follows:

(in thousands)
December 31, 2022	$124,593
Foreign currency translation impact	86
September 30, 2023	$124,679

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

In July 2023, EMI obtained clearance from the U.S. Food and Drug Administration that the SkinStylus Sterilock MicroSystem is cleared for use as a treatment to improve the appearance of facial acne scars in Fitzpatrick skin types I, II, and III in adults aged 22 years and older (the “Facial Indication Approval”). Obtaining the Facial Indication Approval triggered a $1.3 million contingent payment made in July 2023 by the Company to the Seller, which was previously not considered probable of payment.

In addition, in March 2023, the Company acquired assets from Anacapa Aesthetics LLC and recognized approximately $5 million of intangible assets, primarily related to non-compete agreements.

Note 7 – Long-term Debt

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provides for a $50.0 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50.0 million, subject to receipt of lender commitments and certain conditions precedent. As of September 30, 2023, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain certain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of September 30, 2023, the Company was in compliance with all restrictive and financial covenants of the Credit Agreement.

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

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
1.25% Convertible Notes due 2026	$750,000	$750,000
Unamortized Issuance Costs	(12,685)	(15,857)
Net Carrying Value	$737,315	$734,143

As of September 30, 2023 and December 31, 2022, the estimated fair value of the Notes was approximately $585 million and $567 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 30, 2023 and December 31, 2022 and are classified as Level 2 within the fair value hierarchy.

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

Note 8 – Income Taxes

The tax provisions for the three and nine months ended September 30, 2023 and 2022 were computed using the estimated effective tax rates projected for domestic and international taxable jurisdictions for the full year as adjusted for discrete items arising during each quarter.

Income tax benefit for the nine months ended September 30, 2023 was $2.4 million. Income tax expense for the nine months ended September 30, 2022 was $1.9 million.

Income tax expense for the three months ended September 30, 2023 was $3.5 million. Income tax benefit for the three months ended September 30, 2022 was $0.8 million.

The effective tax rate for the three and nine months ended September 30, 2023 is (4.9)% and 2.6%. The effective tax rate for the three and nine months ended September 30, 2022 was 91.0% and 4.7%. The effective tax rate differs from the federal statutory rate due primarily to a full valuation allowance against the Company’s U.S. deferred tax assets, foreign jurisdictions that are taxed at different rates, state taxes, and the impact of discrete items that may occur in any given year but which are not consistent from year to year.

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

Additionally, the Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes that prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.4 million and $0.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

During July 2023, the Company received $5.4 million for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act, of which $4.9 million was recorded in other (income) expense, net and $0.5 million was recorded in interest income on the Company’s condensed consolidated statements of comprehensive income (loss).

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

Share-based compensation expense, which is primarily recorded within selling and marketing and general and administrative expenses, was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$2,055	$2,731	$4,601	$8,204
Restricted stock units	5,269	3,155	14,443	8,621
Performance-based restricted stock units	757	1,496	947	3,775
Employee stock purchase plan	104	67	295	276
	$8,185	$7,449	$20,286	$20,876

Performance-based restricted stock unit expense includes reversal of expense related to the forfeiture of unvested awards during the three and nine months September 30, 2023.
As of September 30, 2023, total unrecognized compensation expense related to unvested share-based compensation totaled $64.2 million and is expected to be recognized over a weighted-average period of 2.0 years.

Note 10 – Commitments and Contingencies

Ageless

On October 21, 2020, Hydrafacial filed a complaint (the “California Complaint”) against Ageless Serums LLC (“Ageless”) in the United States District Court for the Central District of California, Western Division, captioned Edge Systems LLC v. Ageless Serums LLC, Case No. 2:20-cv-09669-FMO-PVC (the “California Case”), for various claims, including contributory trademark infringement, false designation of origin, induced breach of contract, tortious interference with contractual relations, and unfair competition. In the California Complaint, Hydrafacial alleged that Ageless is selling its serums to Hydrafacial customers and intentionally encouraging those customers to market treatments performed by such customers as “Hydrafacial Treatments,” in violation of the customers’ license agreements with Hydrafacial and that Ageless is improperly marketing its products for use as part of the Hydrafacial treatment. Hydrafacial sought monetary damages and injunctive relief from Ageless in the California Case.

Additionally, on December 22, 2020, Hydrafacial filed a complaint (the “Texas Complaint”) against Ageless in the United States District Court for the Southern District of Texas, Houston Division, captioned Edge Systems LLC v. Ageless Serums LLC, Case No. 4:20-cv 04335 (the “Texas Case”), alleging infringement of six of Hydrafacial’s patents. Hydrafacial is seeking monetary damages and injunctive relief from Ageless in the Texas Case.

On November 30, 2020, Ageless answered the California Complaint and asserted counterclaims for violation of antitrust, California statutory and common law unfair competition, false advertising, defamation, and tortious interference with prospective and actual economic advantage. On July 12, 2021, Ageless answered the Texas Complaint and asserted similar counterclaims as those in the California Case. On May 5, 2022, Ageless filed a Chapter 11 bankruptcy petition in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Houston Bankruptcy Court”), and the California Case and Texas Case were thus stayed under 11 U.S.C. Section 362(a)(1). On September 7, 2022, Hydrafacial filed a proof of claim, asserting general unsecured claim for damages arising from claims alleged in the California Case and Texas Case. On January 4, 2023, Hydrafacial filed an Objection to the Confirmation of Debtor’s Subchapter V Plan of Reorganization and Brief in Support. On March 8, 2023, Hydrafacial and Ageless engaged in mediation to settle the claims alleged in the California Case and Texas Case. Ultimately, Hydrafacial and Ageless reached a tentative settlement agreement of all claims alleged in the California Case and Texas Case.

On September 18, 2023, Ageless filed the Debtor’s Third Amended Subchapter V Plan of Reorganization (the “Plan”). The Plan incorporated the material terms of the settlement that Hydrafacial and Ageless reached at the mediation. Under the Plan, Ageless is required to pay to Hydrafacial $0.1 million on or before October 15, 2023 and tender thirteen (13) subsequent quarterly payments, each consisting of $0.1 million, for a total of $1.4 million. Ageless also agreed to various sales and marketing conditions that restrict Ageless from selling to Hydrafacial’s customers. Ageless agreed to other covenants that are contained in Article VIII of the Plan. The Plan also includes mutual releases between Hydrafacial and Ageless. The Plan includes remedies for Hydrafacial’s benefit in the event that Ageless defaults on any of its material obligations under the Plan.

The Houston Bankruptcy Court considered confirmation of the Plan at a hearing held on September 22, 2023, and Hydrafacial expressed its support of the Plan at the hearing. The Houston Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming Debtor’s Third Amended Plan of Reorganization on September 22, 2023. The Plan contains various conditions precedent to the effectiveness of the Plan that are contained in Article X of the Plan. The Plan requires Hydrafacial to dismiss the California Case and the Texas Case within ten (10) days of the occurrence of the effective date of the Plan.

On October 13, 2023, Ageless tendered its initial payment of $0.1 million to Hydrafacial pursuant to the terms and conditions of the Plan.

Cartessa

On December 14, 2020, Hydrafacial filed a complaint (the “Cartessa Complaint”) against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York (the “New York Court”), captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082, for patent infringement arising from Cartessa’s sale of Cartessa’s hydradermabrasion system that Hydrafacial alleged has infringed five of Hydrafacial’s patents on its device. Hydrafacial narrowed its allegation in the Cartessa Complaint to assert infringement of just four of its patents. On September 15, 2022, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Unclean Hands and denied Cartessa’s Motion for Summary Judgment of non-infringement on three of the four patents-in-suit. On June 6, 2023, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Invalidity of the fourth patent-in-suit and granted Cartessa’s Motion for Summary Judgment of non-infringement of that same patent. As of the date of this report, Hydrafacial and Cartessa are awaiting the New York Court to set a trial date on Hydrafacial’s remaining three patents-in-suit in the Cartessa Complaint.

Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Cartessa. Hydrafacial also plans to appeal the New York Court’s grant of Cartessa’s Motion for Summary Judgment.

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

Note 12 – Stockholders’ Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 132,569,193 and 132,214,695, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Common Stock Repurchases

On September 12, 2023, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Under this share repurchase program, the Company repurchased approximately 0.8 million shares for $4.8 million during the three months ended September 30, 2023, of which 0.4 million shares were received and retired, and all of which were recorded in other accrued expenses as of September 30, 2023.

On September 26, 2022, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $200.0 million of the Company’s Class A Common Stock. The Company entered into two accelerated share repurchase agreements on September 27, 2022 and November 9, 2022, respectively, with a financial institution to repurchase a total of $200.0 million of Class A Common Stock. Under the September 27, 2022 accelerated share repurchase agreement, the Company repurchased approximately 9.3 million shares for $100.0 million. Under the November 9, 2022 accelerated share repurchase agreement, the Company made a payment of $100.0 million and received initial deliveries of approximately 9.5 million shares, which represented 80% of the payment amount divided by the Company’s closing stock price on that date. During the three months ended June 30, 2023, the Company paid $2.2 million as the final settlement of the November 9, 2022 accelerated share repurchase agreement, which was based upon the average daily volume weighted average price of the Company’s Class A Common Stock during the repurchase period, less an agreed upon discount.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 13 – Net (loss) income to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net (loss) income available to common stockholders - basic	$(73,818)	$(81)	$(90,713)	$37,691
Less: Income on Private Placement Warrants	—	(4,284)	—	(71,521)
Net loss available to common stockholders - diluted	$(73,818)	$(4,365)	$(90,713)	$(33,830)

Weighted average common shares outstanding - basic	132,896,626	150,788,695	132,679,547	150,706,795
Effect of dilutive shares:
Private Placement Warrants	—	629,015	—	1,311,451
Weighted average common shares outstanding - diluted	132,896,626	151,417,710	132,679,547	152,018,246

Basic net (loss) income per share	$(0.56)	$0.00	$(0.68)	$0.25
Dilutive net loss per share	$(0.56)	$(0.03)	$(0.68)	$(0.22)

For the three and nine months ended September 30, 2023 and 2022, all outstanding shares related to share-based awards and convertible notes were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive. For the three and nine months ended September 30, 2023, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.

Note 14 – New Accounting Pronouncements

Recent accounting pronouncements pending adoption not discussed in this Form 10-Q are either not applicable to the Company or are not expected to have a material impact on the Company.

Note 15 – Restructuring Charges

Syndeo Program

The Company launched Syndeo in March 2022, the first new Hydrafacial delivery system model in five years. Subsequent to launch, many customers with Syndeo 1.0 and Syndeo 2.0 builds began to experience frequent treatment interruptions and unacceptable device conditions. In addition to issues such as distractive noise and difficult bottle insertion, a significant issue was low flow and clogs in the system, due to recommended maintenance requiring overly rigorous levels to prevent serum build-up inside the system’s fluidics manifold. Throughout 2022 and the first half of 2023, the Company made several enhancements to each version of the Syndeo in an effort to address and remediate these issues, but despite these efforts, performance interruptions that negatively impacted customer productivity and satisfaction continued to persist.

In July 2023 the Company developed Syndeo 3.0 and has noted a significant improvement in user experience and a substantial decline in initial return rates, primarily due to hardware and software enhancements that automate and force effective rinse cycles and manifold cleaning with an air blast procedure that reduce build-up and clogging as well as improvements in the connector to the handpiece to facilitate user cleaning. During the third quarter of 2023, the Company announced its Syndeo Enhancement Program to upgrade devices to Syndeo 3.0 build standards via field service.

To stand behind its commitment to its customers and protect the Company’s brand reputation, during October 2023, the Company’s management decided that, with respect to Syndeo devices, the Company will only market and sell Syndeo 3.0 devices. The Company will provide, at no cost to the customer, the option of (i) a technician upgrade to their Syndeo 1.0 or 2.0 devices to 3.0 standards in the field; or (ii) a replacement Syndeo 3.0 device for their existing device. Additionally, the Company will extend the customer’s warranty by one year for each system from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. The Company anticipates that the vast majority of its customers will elect to request a replacement Syndeo 3.0 device.

With respect to Syndeo devices, as a result of the decision to market and sell Syndeo 3.0 devices exclusively, the Company has designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down in cost of sales of $18.8 million during the three months ended September 30, 2023.

The following table summarizes the Syndeo Program charges and usage for the three months ended September 30, 2023:

Syndeo Program
(in thousands)
Program charges for the three months ended September 30, 2023	$44,306
Program usage for the three months ended September 30, 2023	(12,254)
Reserves as of September 30, 2023	$32,052

Syndeo inventory write-down and program charges were recognized in cost of sales for the three months ended September 30, 2023.

Business Transformation Program

On September 12, 2023, the Company announced a business transformation restructuring program to drive profitable growth by reducing operating costs and streamlining operations. The business transformation plan is expected to be completed in two phases, with the first phase (“Phase 1”) expected to be substantially completed by March 31, 2024.

The Company expects to incur expenses associated with Phase 1 of the transformation program, primarily resulting from planned reductions in workforce and consulting fees. We anticipate the total restructuring costs for Phase 1 of the transformation program to be in the range of $9 million to $11 million. The Company has recognized restructuring charges of $0.6 million primarily related to consulting and other miscellaneous expenses for the three months ended September 30, 2023.

In the second phase (“Phase 2”), the Company expects cost savings to be primarily driven by optimizing manufacturing operations. As of the date of the issuance of these financial statements, Phase 2 of the restructuring program is not finalized and we are unable to forecast the magnitude of the total estimated amount for each major type of cost.

Note 16 – Revision for Immaterial Misstatements

As disclosed in Note 1 – Description of Business, subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during the six months ended June 30, 2023, the Company identified misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements to correct for these misstatements. The revision to the accompanying unaudited condensed consolidated balance sheets, condensed consolidated statements of comprehensive income (loss), and condensed consolidated statements of cash flows and related disclosures in Note 3 – Balance Sheet Components and Note 13 – Net (Loss) Income to Common Stockholders are detailed in the tables below.

As of December 31, 2021 and June 30, 2022, accumulated deficit was understated by $4.3 million and $6.9 million, and as such, previously reported stockholders’ equity of $302.3 million and $352.3 million was revised to $298.0 million and $345.4 million, respectively. For the fiscal year ended December 31, 2022, net income was overstated $0.2 million. As of March 31, 2023, accumulated deficit was overstated $4.7 million, and as such, previously reported stockholders’ equity of $147.7 million was revised to $152.4 million. There were no other changes to the consolidated statements of stockholders’ equity that have not otherwise been reflected in the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss) as detailed in the tables below.

	As of December 31, 2022
Condensed Consolidated Balance Sheet (in thousands)	As Previously Reported	Adjustment	As Revised
Inventories	$116,430	$(6,774)	$109,656
Prepaid expenses and other current assets	$26,698	$950	$27,648
Total current assets	$789,099	$(5,824)	$783,275
TOTAL ASSETS	$1,008,907	$(5,824)	$1,003,083
Accounts payable	$30,335	$(1,868)	$28,467
Income tax payable	$962	$467	$1,429
Total current liabilities	$73,115	$(1,401)	$71,714
TOTAL LIABILITIES	$837,431	$(1,401)	$836,030
Accumulated deficit	$(374,328)	$(4,423)	$(378,751)
Total stockholders' equity	$171,476	$(4,423)	$167,053
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,008,907	$(5,824)	$1,003,083

	Three Months Ended September 30, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands)	As Previously Reported	Adjustment	As Revised
Cost of sales	$27,217	$212	$27,429
Gross profit	$61,575	$(212)	$61,363
Loss from operations	$(4,141)	$(212)	$(4,353)
Loss before provision for income taxes	$(690)	$(212)	$(902)
Net income (loss)	$131	$(212)	$(81)
Comprehensive loss	$(1,505)	$(212)	$(1,717)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Cost of sales	$82,577	$2,878	$85,455
Gross profit	$185,166	$(2,878)	$182,288
Loss from operations	$(20,515)	$(2,878)	$(23,393)
Income before provision for income taxes	$42,439	$(2,878)	$39,561
Net income	$40,569	$(2,878)	$37,691
Comprehensive income	$35,101	$(2,878)	$32,223
Net income per share - Basic	$0.27	$(0.02)	$0.25
Net loss per share - Diluted	$(0.20)	$(0.02)	$(0.22)

	Nine Months Ended September 30, 2022
Condensed Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$40,569	$(2,878)	$37,691
Changes in operating assets and liabilities:
Inventories	$(75,007)	$2,878	$(72,129)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 (“the Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors of this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2023 (the “Annual Report on Form 10-K”).

Important factors, among others, that may affect actual results or outcomes include the inability to recognize the anticipated benefits of the business combination consumated on May 4, 2021 pursuant to a certain Agreement and Plan of Merger entered into by and among the Company and other parties (the “Business Combination”); costs related to the Business Combination; the Company’s availability of cash for debt service and exposure to risk of default under debt obligations; the Company’s ability to manage growth; the Company’s ability to execute its business plan; potential litigation involving the Company; changes in applicable laws or regulations; the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors; and the impact of a pandemic or any future pandemics, epidemics or infectious disease outbreaks on our business. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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
Unless the context otherwise requires, references to the “Company”, “Hydrafacial”, “we”, “us”, and “our” in this section are intended to mean the business and operations of The Beauty Health Company and its consolidated subsidiaries.

Company Overview

The Beauty Health Company is a global category-creating company delivering skin health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in microneedling; and Keravive in scalp health. Together, with its powerful community of estheticians, partners and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

Business and Macroeconomic Conditions

During the three and nine months ended September 30, 2023, we continued to execute against our plan to expand our footprint by selling and placing Hydrafacial Delivery Systems (“Delivery Systems”) worldwide, drive Consumables, invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. “Consumables” include serums, solutions, tips, and other consumables. Although we believe we can be successful in our current operating environment, various factors during the three and nine months ended September 30, 2023 may impact our business in unpredictable ways such as:
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry;
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions; and
•Issues related to older models of Syndeo Delivery Systems and our actions to remediate such issues

We may be able to offset cost pressures through increasing the selling prices of some of our products, increasing value engineering efforts to optimize product costs, increasing the diversification of our suppliers and supplier contracts, increasing natural foreign currency hedging, as applicable, and reducing discretionary spending. However, our pricing actions could have an adverse impact on demand, and may in turn, cause our providers to halt or decrease Delivery Systems and/or Consumables spending, and our actions may not be sufficient to cover unexpected increased costs that we may experience.

Business and macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, the beauty health industry, our providers and their budgets with us, our business, the Company’s brand reputation, financial condition, and results of operations. We remain attentive to these business and macroeconomic conditions that may materially impact our business, and we continue to explore and implement reporting and quality management systems and risk mitigation strategies in the face of these unfolding conditions to remain agile in adopting to changing circumstances.

Syndeo Program

The Company launched Syndeo in March 2022, the first new Hydrafacial delivery system model in five years. Subsequent to launch, many customers with Syndeo 1.0 and Syndeo 2.0 builds began to experience frequent treatment interruptions and unacceptable device conditions. In addition to issues such as distractive noise and difficult bottle insertion, a significant issue was low flow and clogs in the system, due to recommended maintenance requiring overly rigorous levels to prevent serum build-up inside the system’s fluidics manifold. Throughout 2022 and the first half of 2023, the Company made several enhancements to each version of the Syndeo in an effort to address and remediate these issues, but despite these efforts, performance interruptions that negatively impacted customer productivity and satisfaction continued to persist.

In July 2023 the Company developed Syndeo 3.0 and has noted a significant improvement in user experience and a substantial decline in initial return rates, primarily due to hardware and software enhancements that automate and force effective rinse cycles and manifold cleaning with an air blast procedure that reduce build-up and clogging as well as improvements in the connector to the handpiece to facilitate user cleaning. During the third quarter of 2023, the Company announced its Syndeo Enhancement Program to upgrade devices to Syndeo 3.0 build standards via field service.

To stand behind its commitment to its customers and protect the Company’s brand reputation, during October 2023, the Company’s management decided that, with respect to Syndeo devices, the Company will only market and sell Syndeo 3.0 devices. The Company will provide, at no cost to the customer, the option of (i) a technician upgrade to their Syndeo 1.0 or 2.0 devices to 3.0 standards in the field; or (ii) a replacement Syndeo 3.0 device for their existing device (the “Syndeo Program”). Additionally, the Company will extend the customer’s warranty by one year for each system from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. The Company anticipates that the vast majority of its customers will elect to request a replacement Syndeo 3.0 device.

As a result of the decision to market and sell Syndeo 3.0 devices exclusively, the Company has designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-off of $18.8 million during the three months ended September 30, 2023. The Company incurred costs of $12.3 million during the three months ended September 30, 2023, associated with the cost to upgrade or replace Syndeo 1.0 or 2.0 devices during the quarter. As of September 30, 2023, the Company accrued additional costs of $32.1 million, primarily for the estimated cost to remediate, upgrade or exchange the remaining Syndeo 1.0 and 2.0 builds, which is expected to be completed during the first half of 2024. Any returning devices with a Syndeo 1.0 or 2.0 device build are expected to be responsibly destroyed.

Business Transformation Program

On September 12, 2023, the Company announced a business transformation restructuring program to drive profitable growth by reducing operating costs and streamlining operations. The business transformation plan is expected to be completed in two phases, with the first phase (“Phase 1”) expected to be substantially completed by March 31, 2024.

The Company expects to incur expenses associated with Phase 1 of the transformation program, primarily resulting from planned reductions in workforce and consulting fees. We anticipate the total restructuring costs for Phase 1 of the transformation program to be in the range of $9 million to $11 million. The Company has recognized restructuring charges of $0.6 million primarily related to consulting and other miscellaneous expenses for the three months ended September 30, 2023.

In the second phase (“Phase 2”), the Company expects cost savings to be primarily driven by optimizing manufacturing operations. As of the date of the issuance of these financial statements, Phase 2 of the restructuring program is not finalized and we are unable to forecast the magnitude of the total estimated amount for each major type of cost.

Phase 1 of the transformation program is expected to realize annualized cost savings of over $20 million exiting the three months ended March 31, 2024, with Phase 2 expected to realize over $15 million in annualized cost savings exiting the three months ended June 30, 2024.

Comparison of Three Months Ended September 30, 2023 to Three Months Ended September 30, 2022

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended September 30, 2023 and September 30, 2022 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

The following discussion has been amended to reflect the Company’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which the Company concluded were immaterial to the previously issued consolidated financial statements, and did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in Part I, Item 1 Note 16 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,
(in millions)	2023	% of Net Sales	2022	% of Net Sales
Net sales	$97.4	100.0%	$88.8	100.0%
Cost of sales	110.0	112.9	27.4	30.9
Gross (loss) profit	(12.6)	(12.9)	61.4	69.1
Operating expenses:
Selling and marketing	30.7	31.5	39.8	44.8
Research and development	1.8	1.9	2.2	2.4
General and administrative	37.0	38.0	23.8	26.8
Total operating expenses	69.5	71.4	65.7	74.0
Loss from operations	(82.1)	(84.3)	(4.4)	(4.9)
Interest expense, net	3.4	3.5	3.4	3.8
Interest income	(6.8)	(6.9)	(2.9)	(3.2)
Other (income) expense, net	(4.9)	(5.0)	0.4	0.4
Change in fair value of warrant liabilities	(5.9)	(6.0)	(4.3)	(4.8)
Foreign currency transaction loss (gain), net	2.3	2.3	—	—
Loss before provision for income taxes	(70.3)	(72.2)	(0.9)	(1.0)
Income tax expense (benefit)	3.5	3.6	(0.8)	(0.9)
Net loss	$(73.8)	(75.8)%	$(0.1)	(0.1)%
Net Sales

	Three Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Net sales
Delivery Systems	$51.0	$49.1	$1.9	4.0%
Consumables	46.4	39.7	6.7	16.8%
Total net sales	$97.4	$88.8	$8.6	9.7%

Total net sales for the three months ended September 30, 2023 increased $8.6 million, or 9.7%, compared to the three months ended September 30, 2022. Total net sales for the three months ended September 30, 2023 increased primarily due to strength in Consumable sales in the Americas and Europe, the Middle East, and Africa (“EMEA”). Total net sales of Delivery Systems for the three months ended September 30, 2023 increased in Asia-Pacific (“APAC”) and EMEA, which was offset by decreases in the Americas, which was impacted by provider experience challenges with Syndeo creating lower than expected demand. The prior year net sales of Delivery Systems in the Americas included the impact of the launch of Hydrafacial’s Delivery System Syndeo (“Syndeo”), which included trade-up net sales. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the three months ended September 30, 2023.

Cost of Sales, Gross (Loss) Profit, and Gross Margin

	Three Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Cost of sales	$110.0	$27.4	$82.5	300.9%
Gross (loss) profit	$(12.6)	$61.4	$(73.9)	(120.5)%
Gross margin	(12.9)%	69.1%
Cost of sales for the three months ended September 30, 2023 increased $82.5 million, or 300.9% compared to the three months ended September 30, 2022, primarily driven by inventory write-downs and charges of $63.1 million associated with the Syndeo Program, $7.5 million in charges for discontinued, excess, or obsolete inventory identified during the three months ended September 30, 2023, higher product costs, and lower average selling price of Delivery Systems. Gross margin declined from 69.1% during the three months ended September 30, 2022 to (12.9)% during the three months ended September 30, 2023, primarily due to charges related to the Syndeo Program, higher charges related to other discontinued, excess, and obsolete products costs, higher product costs, and lower average selling price of Delivery Systems.
Operating Expenses

Selling and Marketing

	Three Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Selling and marketing	$30.7	$39.8	$(9.0)	(22.7)%
As a percentage of net sales	31.5%	44.8%
Selling and marketing expense for the three months ended September 30, 2023 decreased $9.0 million, or 22.7%, compared to the three months ended September 30, 2022. The decrease was primarily driven by lower marketing and advertising expense, sales commission expense, and personnel related compensation, including lower share-based compensation expense, partially offset by a reversal of cash incentive accruals in the prior year.
Research and Development

	Three Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Research and development	$1.8	$2.2	$(0.3)	(15.1)%
As a percentage of net sales	1.9%	2.4%
Research and development expense for the three months ended September 30, 2023 remained relatively flat as compared to the three months ended September 30, 2022.
General and Administrative

	Three Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
General and administrative	$37.0	$23.8	$13.2	55.5%
As a percentage of net sales	38.0%	26.8%
General and administrative expense for the three months ended September 30, 2023 increased $13.2 million, or 55.5%, compared to the three months ended September 30, 2022. The increase was primarily driven by higher personnel related compensation, including severance, and share-based compensation expense, higher software expense, and the reversal of cash incentive accruals in the prior year.

Interest Income, Change in Fair Value of Warrant Liabilities, Other (Income) Expense, Net

	Three Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Interest income	$(6.8)	$(2.9)	$(3.9)	N/M
Change in fair value of warrant liabilities	$(5.9)	$(4.3)	$(1.6)	N/M
Other (income) expense, net	$(4.9)	$0.4	$(5.3)	N/M
N/M - Not meaningful
Interest income for the three months ended September 30, 2023 increased $3.9 million compared to the three months ended September 30, 2022 due to higher interest earned on our investment in money market funds and $0.5 million received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

During the three months ended September 30, 2023, the Company recognized income of $5.9 million related to the change in the fair value of the warrant liabilities, an increase of $1.6 million, as compared to income of $4.3 million during the three months ended September 30, 2022, driven by the fluctuation of the Company’s stock price.

During the three months ended September 30, 2023, the Company recognized other income of $4.9 million primarily related to payments received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

Comparison of Nine Months Ended September 30, 2023 to Nine Months Ended September 30, 2022

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the nine months ended September 30, 2023 and September 30, 2022 have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

The following discussion has been amended to reflect the Company’s revision of previously issued consolidated financial statements to correct for prior period misstatements, which the Company concluded were immaterial to the previously issued consolidated financial statements, and did not, either individually or in the aggregate, result in a material misstatement of its previously issued consolidated financial statements. Further information regarding the revision is included in Part I, Item 1 Note 16 to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
(in millions)	2023	% of Net Sales	2022	% of Net Sales
Net sales	$301.2	100.0%	$267.7	100.0%
Cost of sales	191.7	63.7	85.5	31.9
Gross profit	109.4	36.3	182.3	68.1
Operating expenses:
Selling and marketing	112.5	37.3	121.1	45.2
Research and development	7.1	2.3	7.0	2.6
General and administrative	102.5	34.0	77.6	29.0
Total operating expenses	222.0	73.7	205.7	76.8
Loss from operations	(112.6)	(37.4)	(23.4)	(8.7)
Interest expense, net	10.3	3.4	10.0	3.7
Interest income	(16.8)	(5.6)	(3.6)	(1.3)
Other (income) expense, net	(5.3)	(1.8)	0.4	0.1
Change in fair value of warrant liabilities	(8.4)	(2.8)	(71.5)	(26.7)
Foreign currency transaction loss, net	0.7	0.2	1.8	0.7
Loss (income) before provision for income taxes	(93.1)	(30.9)	39.6	14.8
Income tax (benefit) expense	(2.4)	(0.8)	1.9	0.7
Net (loss) income	$(90.7)	(30.1)%	$37.7	14.1%

Net Sales

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Net sales
Delivery Systems	$162.0	$155.5	$6.5	4.2%
Consumables	139.2	112.2	27.0	24.0%
Total net sales	$301.2	$267.7	$33.4	12.5%

Total net sales for the nine months ended September 30, 2023 increased $33.4 million, or 12.5%, compared to the nine months ended September 30, 2022. Total net sales for the nine months ended September 30, 2023 increased primarily due to strength in Consumable sales in the Americas and EMEA. Total net sales of Delivery Systems for the nine months ended September 30, 2023 increased in APAC and EMEA, which was offset by decreases in the Americas, which was impacted by provider experience challenges with Syndeo creating lower than expected demand. The prior year net sales of Delivery Systems in the Americas included the impact of the launch of Hydrafacial’s Delivery System Syndeo (“Syndeo”), which included trade-up net sales. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the nine months ended September 30, 2023.
Cost of Sales, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Cost of sales	$191.7	$85.5	$106.3	124.4%
Gross profit	$109.4	$182.3	$(72.9)	(40.0)%
Gross margin	36.3%	68.1%

Cost of sales for the nine months ended September 30, 2023 increased $106.3 million, or 124.4%, compared to the nine months ended September 30, 2022, primarily driven by $63.1 million of inventory write-downs and charges associated with the Syndeo Program, $11.9 million in charges for discontinued, excess, or obsolete inventory identified during the nine months ended September 30, 2023, and higher product costs. Gross margin declined from 68.1% during the nine months ended September 30, 2022 to 36.3% during the nine months ended September 30, 2023, primarily due to reserves and charges associated with the Syndeo Program, higher charges related to other discontinued, excess, and obsolete products costs, and higher product costs.
Operating Expenses

Selling and Marketing

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Selling and marketing	$112.5	$121.1	$(8.6)	(7.1)%
As a percentage of net sales	37.3%	45.2%
Selling and marketing expense for the nine months ended September 30, 2023 decreased $8.6 million, or 7.1%, compared to the nine months ended September 30, 2022. The decrease was primarily driven by lower sales commission expense and marketing and advertising expense, partially offset by higher personnel related compensation expense which includes higher annual cash incentives, partially offset by lower share-based compensation expense.
Research and Development

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Research and development	$7.1	$7.0	$0.1	0.8%
As a percentage of net sales	2.3%	2.6%

Research and development expense for the nine months ended September 30, 2023 remained relatively flat as compared to the nine months ended September 30, 2022.

General and Administrative

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
General and administrative	$102.5	$77.6	$24.8	32.0%
As a percentage of net sales	34.0%	29.0%

General and administrative expense for the nine months ended September 30, 2023 increased $24.8 million, or 32.0%, compared to the nine months ended September 30, 2022. The increase was primarily driven by higher personnel related compensation including higher annual cash incentives, severance, and share-based compensation expense, and higher professional fees and software expenses, partially offset by lower recruiting related expenses.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other (Income) Expense, Net

	Nine Months Ended September 30,		Change
(in millions)	2023	2022	Amount	%
Interest income	$(16.8)	$(3.6)	$(13.2)	N/M
Change in fair value of warrant liabilities	$(8.4)	$(71.5)	$63.2	N/M
Other (income) expense, net	$(5.3)	$0.4	$(5.7)	N/M
N/M - Not meaningful

Interest income for the nine months ended September 30, 2023 increased $13.2 million compared to the nine months ended September 30, 2022 primarily due to higher interest earned on our investment in money market funds and $0.5 million received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

During the nine months ended September 30, 2023, the Company recognized income of $8.4 million related to the change in the fair value of the warrant liabilities, a decrease of $63.2 million, as compared to income of $71.5 million for the nine months ended September 30, 2022, driven by the fluctuation of the Company’s stock price.

During the nine months ended September 30, 2023, the Company recognized other income of $5.3 million primarily related to payments received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources

Our primary sources of capital have been funded by (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of public and private placement warrants. As of September 30, 2023, we had cash and cash equivalents of $559.4 million. A revolving credit facility of $50.0 million is also available as a source of capital. As of September 30, 2023, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

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

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products, services, and technologies, and provide ongoing support services for our providers and customers, including liabilities associated with the Syndeo Program. Over the next year, we anticipate that we will use our liquidity and cash flows from our operations to fund our growth. In addition, as part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products, services, or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

Based on our sources of capital (including the cash consideration received from the consummation of the Business Combination and the cash received from the issuance of the Notes), management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements, which includes effectuating the Syndeo Program, for our ongoing operations and obligations for at least the next twelve months. However, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, the continuing market acceptance of the Company’s products and services, expansion, and overall economic conditions.

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

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement provides for a $50.0 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50.0 million, subject to receipt of lender commitments and certain conditions precedent. As of September 30, 2023, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of September 30, 2023, the Company was in compliance with all restrictive and financial covenants of the Credit Agreement.

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

In addition, we continue to face macro economic challenges such as the possibility of recession or financial market instability, and the impact of any governmental actions on the economy. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis.

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

Syndeo Program Costs

The Company has accrued $32.1 million as of September 30, 2023 for the estimated cost for its remediation plan to upgrade or exchange customer Syndeo devices to meet the Syndeo 3.0 device standard which is expected to be substantially complete by June 30, 2024.

Business Transformation Program

On September 12, 2023, the Company announced a business transformation restructuring program to drive profitable growth by reducing operating costs and streamlining operations. Total restructuring costs for Phase 1 of the transformation program are expected to be in the range of $9 million to $11 million. As of the date of the issuance of these financial statements, Phase 2 of the restructuring program is not finalized and we are unable to forecast the magnitude of the total estimated amount for each major type of cost.

Stock Repurchase Program

On September 12, 2023, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. The Company expects to repurchase $50.0 million of the Company’s Class A Common Stock by the end of the first quarter of 2024, inclusive of the amounts repurchased during the three months ended September 30, 2023.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not sum due to rounding.

	Nine Months Ended September 30,
(Dollars in millions)	2023	2022
Cash and cash equivalents at beginning of period	$568.2	$901.9
Operating activities:
Net (loss) income	(90.7)	37.7
Non-cash adjustments	82.2	(13.2)
Changes in working capital	35.5	(125.7)
Net cash provided by (used for) operating activities	26.9	(101.2)
Net cash used for investing activities	(29.3)	(16.0)
Net cash used for financing activities	(6.1)	(102.8)
Net decrease in cash and cash equivalents	(8.5)	(220.0)
Effect of foreign currency translation	(0.2)	2.3
Cash and cash equivalents at end of period	$559.4	$684.2

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2023 was $26.9 million, compared to net cash used for operating activities of $101.2 million for the nine months ended September 30, 2022. The change in cash was primarily related to lower working capital usage, and the net impact of current year net loss and other non-cash adjustments. The net loss, non-cash adjustments, and change in inventories and other accrued expenses include the impact of the Syndeo Program charges. The prior year net income and non-cash adjustments include the impact of a $71.5 million gain resulting from the change in fair value of the Company’s warrants.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2023 was $29.3 million, compared to $16.0 million for the nine months ended September 30, 2022. The increase in cash used for investing activities was primarily related to the cash payment associated with the asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $18.5 million.

Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2023 was $6.1 million, compared to $102.8 million for the nine months ended September 30, 2022. The change in cash was primarily related to the accelerated stock repurchase of $100.0 million in the prior year.

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

Syndeo Program Reserves

The Company has accrued $32.1 million as of September 30, 2023 for the estimated cost for its remediation plan to upgrade or exchange customer Syndeo devices to meet the Syndeo 3.0 device standard. The cost of the remediation program has been recognized in cost of sales, and is based on the Company’s estimates of the cost to upgrade or exchange customer devices. The accrued cost includes significant judgments regarding customer response rates, the assumed method of remediation, and the cost of remediation, which include considerations such as the material and labor costs of upgrades and the manufacturing and logistics costs for replacement devices. An assumed 10% decrease in the number of customers electing to receive a replacement machine and instead receiving field service would result in a $3.7 million decrease in the Company’s estimate. An assumed 10% change in the cost of remediation (i.e., field service and machine replacement costs) would result in a $3.1 million change in the Company’s estimate.

Based on the information available to the Company, the accrual is expected to be adequate. Significant changes may be required in future periods based on changes in facts and circumstances or changes in actions the Company may commit to.

There has been no other changes to our critical accounting policies as included in our Annual Report on Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to risks associated with product failure and/or technological flaws.

Our products may contain undetected errors or result in failures when first introduced or when new versions are released. Despite product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commercial shipments have commenced. The occurrence of product defects and/or technological flaws could result in negative publicity, delays in product introduction, and the diversion of resources to remedy defects and loss of or delay in industry acceptance and adoption or claims by customers against us and could cause us to incur additional costs, any one of which could adversely affect our business. Furthermore, the failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations, and harm to our reputation and brand.

Our business is dependent on the commercial success of selling our Delivery Systems, particularly Syndeo 3.0 devices. If we are unable to continue to successfully commercialize Syndeo 3.0, our results or operations and financial condition will be materially harmed.

Our business and our ability to generate revenue largely depends on our ability to successfully commercialize and sell our Delivery Systems, particularly Syndeo 3.0 devices. Our ability to generate revenue depends on our ability to manufacture and sell high quality, reliable Delivery Systems and execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, our Delivery Systems, particularly the Syndeo 3.0. If our Delivery Systems are not accepted and adopted by our customers, if our customers continue to experience similar performance interruptions in our Syndeo 3.0 devices as in previous models, or if we experience an RMA rate for Syndeo 3.0 devices significantly above historical averages, our revenue and results of operations will be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

The following table presents information related to our purchases of the Company's Class A Common Stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1)
July 1, 2023 through July 31, 2023	—	N/A	N/A	N/A
August 1, 2023 through August 31, 2023	—	N/A	N/A	N/A
September 1, 2023 through September 30, 2023	419,242	$5.66	419,242	$97,625,260
	419,242	$5.66	419,242	$97,625,260

(1) On September 12, 2023, the Company’s board of directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. The remaining dollar value of shares that may be repurchased under the program shown in the table above reflects 0.4 million shares that were received and retired as of September 30, 2023. The remaining 0.4 million shares that were repurchased during the three months ended September 30, 2023 were received and retired in October 2023, and as such, is not reflected in the remaining dollar value of shares that may be repurchased under the program shown in the table above.

During the three months ended September 30, 2023, the Company repurchased approximately 0.8 million shares for $4.8 million, of which 0.4 million shares were received and retired as of September 30, 2023, and all of which were recorded in other accrued expenses as of September 30, 2023. The share repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or otherwise in compliance with Rule 10b5-1, and, to the extent applicable, Rule 10b-18 under the Exchange Act. However, subject to applicable rules and regulations, the extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors as determined by the Company’s management.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Syndeo Program

The information included in this Part II, Item 5 is provided in lieu of filing such information on a Current Report on Form 8-K under Item 2.06 Material Impairments.

To the extent required by Item 2.06 on a Current Report on Form 8-K, information regarding the Syndeo Program as set forth in (i) Part I, Item 1. Financial Information (Note 15 to the unaudited, condensed consolidated financial statements (Restructuring Charges)), under the heading, “Syndeo Program”, and (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading, “Syndeo Program”, in this Quarterly Report on Form 10-Q is incorporated by reference herein.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
10.1	Employment Agreement, dated August 10, 2023, by and among The Beauty Health Company, HydraFacial LLC, and Michael Monahan	8-K	001-39565	10.1	August 9, 2023
10.2†	Separation Agreement, dated August 10, 2023, by and between The Beauty Health Company and Liyuan Woo	8-K	001-39565	10.2	August 9, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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
†    Confidential portions of this exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K, and the Company agrees to furnish to the SEC a copy of any omitted schedule and/or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE BEAUTY HEALTH COMPANY

Date:	November 14, 2023	By:	/s/ Andrew Stanleick
		Name:	Andrew Stanleick
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2023	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)