Form 10-K
period 2023-12-31
Beauty Health Co
filed 2024-03-12
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $728.8 million. Solely for purposes of this disclosure, shares of Class A Common Stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 9, 2024, there were 123,427,416 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

THE BEAUTY HEALTH COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, to the “Company,” “we,” “us,” “our” and similar terms refer to The Beauty Health Company (f/k/a Vesper Acquisition Corp.) and its consolidated subsidiaries. References to “Vesper” refer to Vesper Healthcare Acquisition Corp. prior to the consummation of the Business Combination (as defined below).

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
•the ability to execute our business plan;
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
•the possibility that our business may be adversely affected by other economic, business and/or competitive factors;
•the inability to maintain the Company’s listing on Nasdaq; and
•other risks and uncertainties set forth in the section titled “Risk Factors.”

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
•Our business is dependent on the commercial success of selling our Delivery Systems, particularly Syndeo 3.0 devices. If we are unable to continue to successfully commercialize Syndeo 3.0, our results or operations and financial condition will be materially harmed.
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
•Our success depends, in part, on our retention of key members of our senior management team, whose continued service is not guaranteed, ability to manage the transition of our Chief Executive Officer, and ability to attract and retain qualified personnel.
•Our workforce reductions may cause undesirable consequences and our results of operations may be harmed.
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
•We manufacture and assemble our delivery systems in both California and China, and if these sites were to become compromised or damaged, our ability to continue to manufacture and assemble our products would be negatively affected.
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
•We are subject to risks associated with product failure and/or technological flaws.
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
•Increased scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of customers and suppliers to do business with us.

•New laws, regulations, enforcement trends or changes in existing regulations governing the introduction, marketing and sales of our products to consumers could harm our business.
•New laws, regulations, enforcement trends, or changes in existing regulations could affect the ability of our esthetician providers in certain states to provide our treatments to consumers, any of which could have a material adverse effect on our business, financial condition, and results of operation.
•Our business is subject to extensive and continuing regulatory compliance obligations.
•The use, misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
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
•If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our shares of Class A Common Stock.
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
•We may be subject to securities litigation, which is expensive to defend and could divert management’s attention.

PART I

Item 1. Business.

Company Overview

The Beauty Health Company (the “Company” or “we”) is a global category-creating company focused on delivering skin health experiences that help consumers reinvent their relationship with their skin, bodies, and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. Together, with its powerful global community of estheticians, partners, and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

Our Brands

The following chart reflects our brand portfolio:

Hydrafacial is our flagship brand and cornerstone of our portfolio.

Hydrafacial created the category of hydradermabrasion with its patented delivery system (“Delivery System”) that cleanses, extracts, and hydrates the skin with proprietary solutions and serums. To date, Hydrafacial has a foundation of more than 30,000 Delivery Systems across 90+ countries.

SkinStylus is a pioneer in microneedling with its products that are designed to provide a minimally-invasive microneedling skin treatment to help stimulate collagen and elastin production.
Keravive is a pioneer in scalp health with its products that are designed to cleanse, exfoliate, and hydrate the scalp and hair follicles.

Our Products

Hydrafacial Products

At the core of Hydrafacial’s product offerings are the Syndeo device, the current generation Delivery System (“Syndeo”), and its associated serum solutions and consumables.

Syndeo

Syndeo is designed to connect providers to consumers’ preferences to create more personalized skin care experiences. The hardware and software in Syndeo has been fully updated and includes Wi-Fi connectivity and radio frequency identification. These technologies allow us and providers to collect data on Hydrafacial consumers to ultimately provide a better consumer experience.

Consumables

Consumables consist of single-use tips, solutions, and serums used to provide a Hydrafacial treatment (collectively, “Consumables”). The table below summarizes the Consumables product offerings:

Consumables
Consumables	Description	Replenishment Frequency
Tips	Patented, patterned caps placed on the handpiece of the Delivery System to create pneumatic suction and deliver solutions and serums to the skin.	Minimum of 3 single-use tips used per Hydrafacial treatment.
Solutions	Proprietary formulations of ingredients delivered to the skin at different steps during the Hydrafacial treatment.
4 bottle stock-keeping units (“SKUs”) required to provide a Hydrafacial treatment; the bottles provide for approximately 12-15 treatments.

4 SKUs contain varying strength chemical peel treatments. The provider chooses which strength to use during treatment, and each SKU lasts 1-2 treatments.

Serums	Optional add-on to target specific skin concerns. Offering includes proprietary boosters co-developed via collaborations with various skincare brands.	1-2 treatments per serum vial.

The Hydrafacial Experience

A Hydrafacial treatment is a noninvasive hydradermabrasion process that utilizes a patented Delivery System to cleanse, extract, and hydrate the skin with proprietary solutions and serums. We believe Hydrafacial is accessible and appropriate for consumers across all genders, ages, skin types, and skin tones.

A Hydrafacial treatment results in instantly gratifying, glowing skin and a “gunkie” container that collects dead skin cells and debris that were extracted from the skin. We believe the instant gratification provided by our Hydrafacial treatment generates high consumer and provider affinity for our brand.

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

Hydrafacial Treatment Steps
Step 1: Cleanse	Skin is cleansed through Vortex Fusion Technology, a specially designed tip, and a cleansing solution. The outermost layer of skin is exfoliated with a customized peel that removes dead skin cells.
Step 2: Extract	Extractions and removal of remaining debris is performed with Vortex Fusion Technology, a specialized tip, and proprietary solutions.
Step 3: Hydrate	Vortex Fusion Technology is paired with a specialized tip to deliver and infuse hyaluronic acid and antioxidants to the skin to nourish, hydrate, and protect.

SkinStylus Products

SkinStylus SteriLock Microsystem

The Company has been offering the SkinStylus SteriLock Microsystem since February 2023, after its indirect, wholly-owned subsidiary, Edge Systems Intermediate, LLC, acquired SkinStylus.

The SkinStylus SteriLock Microsystem is a microneedling device where it and its related accessories are intended to be used as a treatment to improve the appearance of (i) surgical or traumatic hypertrophic scars on the abdomen in adults aged 22 years and older, and (ii) facial acne scarring in Fitzpatrick skin types I, II, and III in patients aged 22 years and older. As of the date of this report, the FDA has only cleared the 36-pin cartridge of the SkinStylus SteriLock Microsystem to be used by providers to help treat facial acne scars.

Keravive Products

Keravive

At the core of Keravive’s product offering is the Keravive Peptide Solution that is designed to be delivered to the individual’s scalp using a Delivery System, and a take home spray that is intended to be used once daily at home for 30-days after the individual receives an in-office Keravive treatment to help boost results.

We are evaluating the optimal re-launch strategy for Keravive and believe it will take time before sales of Keravive become a meaningful part of our business.

Product Development Pipeline

Boosters

A key differentiating factor of the Hydrafacial treatment is how we partner with leading skincare brands to co-develop boosters, an optional add-on serum that tailors a Hydrafacial treatment based on a consumer’s skincare concerns.

By leveraging the unique technologies of our partners, we believe our booster strategy allows us to innovate rapidly and cost effectively, staying current with dynamic skincare trends and gaining exposure to new consumers through our partner brands. We currently offer a portfolio of approximately 15 boosters and intend to continue strategically partnering with new brands internationally and locally to offer innovative and tailored booster products to our consumers.

MyBeautyHealth Mobile Application

Launched in November 2023, the MyBeautyHealth mobile application rewards consumers for investing in their skin health. Through the app, consumers can earn loyalty points and unlock exclusive savings with every treatment; log skin concerns and receive personalized treatment plans; and find and connect with local Hydrafacial providers. For Hydrafacial providers, the MyBeautyHealth loyalty program is a value-add that comes at no cost to them, incentivizing their customers to maintain regular treatments.

Growth Strategy in General

We intend to fulfill our vision by employing the following strategy, which we believe will generate a flywheel effect to increase our platform’s momentum:

1.Expand our footprint by selling innovative products and connected experiences to providers and consumers

2.Invest in our providers, especially the trusted esthetician, to help turn them into brand evangelists and advocates providing first-class experiences

3.Nurture direct relationships with our consumers, building brand awareness and driving them to our trusted community of providers

4.Leverage our global infrastructure and a connected technology platform to fuel growth and community engagement

5.Supercharge our platform with targeted acquisitions to complement our portfolio

Our strategy begins with developing a network of providers, brand partners, and retail partners to build a distribution platform for our innovative products and experiences. We intend to utilize our sales force to sell our offering by inviting providers and partners to become a part of our community. We believe that each placement of our offering will grow the platform and increase consumers’ awareness of our Company, ultimately building a recognizable and aspirational brand drawing in consumers. In this process, we will particularly focus on the trusted esthetician.

Historically, companies in the medical aesthetics industry focused on physicians, nurses, front-office staff, and business owners. Notably absent from their focus were the estheticians, highly influential providers who serve as a source of skincare information and recommendations for their clients and patients. We recognized the opportunity to empower estheticians and created programs to elevate their skills, knowledge, and confidence through a continued relationship so they feel supported. As a result, we have open dialogue with our esthetician providers and receive valuable information on consumer preferences and behaviors they see in their practices. These estheticians have since become our most influential ambassadors, driving awareness, recommending our products, and becoming a point of education for our consumers. While they are not our employees or contractors, we believe they provide an important competitive advantage to us, as a well-trained esthetician can provide consumers with a consistent, memorable, first-class experience no matter where a consumer accesses our products and experiences. We believe that this in turn builds loyalty from the consumer to BeautyHealth.

Estheticians are one part of our community that we recognize as powerful. We continue to focus on our other providers, including physicians, nurses, and other partners to build consumer awareness for our brands. By investing in our providers, we believe we are creating a thriving community as they recommend our products and experiences as part of any skincare and wellness routine. In our view, investing our efforts in any part of our community drives utilization amongst consumers, resulting in a potentially potent formula for growth.

Another focus area of our growth strategy is nurturing our relationship with the consumer. As the ultimate end user, the consumer is at the core of our efforts. We have an experienced team who meticulously curate the consumer journey, from lead generation that invites consumers to our community to the user experience of our offerings. We employ a multi-pronged approach to consumer acquisition and engagement, including but not limited to agile marketing activation events, storytelling, gamification, and loyalty. We believe driving increased consumer traffic to our network of providers, retailers, and brand partners will increase the utilization of our products and experiences, further cementing the value proposition we offer to our partners and thereby driving increased purchases from them.

We believe our products and experiences are universal in their appeal across cultures, genders, skin tones, and skin types, making a compelling case for our international expansion. We believe there is significant opportunity in exporting our products and experiences to global markets and applying our strategy abroad to further increase the reach and influence of our platform. Our offering is available globally through a combination of having a direct commercial presence in certain countries, or utilizing a distributor model or hybrid model in other countries.

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

1.Include a differentiated product or service, which can generally be demonstrated with a high Net Promoter Score, which is a customer loyalty and satisfaction measurement;

2.Complement our existing platform and community, leveraging the esthetician; and

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

Business Model

Hydrafacial uses a razor / razor blade business model. The Delivery System, which facilitates the Hydrafacial treatment, is the razor. Delivery Systems are purchased by providers to offer Hydrafacial treatments to their clients and patients. In conjunction with the sale of Delivery Systems, we also sell our Consumables. The Consumables are akin to the razor blades, consisting of single-use tips, solutions, and serums used during a Hydrafacial treatment. Delivery Systems and Consumables can be bought together or separately.

Delivery Systems follow a traditional capital equipment cycle, with the Delivery System lasting providers for years. Oftentimes, providers buy additional Delivery Systems to increase the number of Hydrafacial treatments their business can provide at any given time.

Consumables follow a recurring revenue model as they are purchased on a periodic basis by providers as they exhaust their supplies. The expansion of the number of Delivery Systems providing Hydrafacial treatments, or “install base,” increases the foundation for future recurring revenue by providing a platform for more treatments, driving higher Consumables sales. Additionally, increasing the utilization of the install base should also contribute to higher Consumables revenue. As we optimize our install base, we believe Consumables revenue will ultimately become a larger share of Hydrafacial’s business.

Hydrafacial operates through a direct sales force in over 15 markets, and sells its products globally in other markets utilizing a distributor or hybrid business model. We aim to invest in markets that have a large and growing group of consumers searching for non-invasive beauty health experiences, and invest in initiatives that will increase consumer penetration in these markets.

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

Manufacturing; Sourcing and Material

We outsource the manufacturing of many of our products to multiple contract manufacturers that are primarily located in North America, Europe, and Asia. However, the Delivery Systems are manufactured and assembled in two locations: one being our Long Beach, California manufacturing facility, and the other at our contract manufacturing partner located in China, where our quality assurance team monitors and ensures the integrity of the Delivery Systems and conducts compliance audits.

The components and raw materials used in our products are sourced from a variety of component and raw material suppliers. To provide products to customers in a timely, cost-effective manner, we review existing contract manufacturers and suppliers and evaluate new partners and suppliers periodically with the objectives of improving quality, increasing innovation, accelerating speed-to-market, maintaining supply sufficiency, and reducing costs. As we integrate acquired businesses, distributors, and/or brands, we will continually seek new ways to leverage our production and sourcing capabilities to improve our overall supply chain performance.

We purchase components and raw materials for our products from various third parties and third-party contract manufacturers on a purchase order basis. We also purchase packaging components manufactured to our design specifications. We collaborate with our suppliers and contract manufacturers to ensure that they follow our established product design specifications and quality assurance programs. We also have our suppliers and contract manufacturers go through a vendor qualification and audit process to verify and ensure that they meet our manufacturing standards and expectations. We ensure our partners have the requisite experience to produce our products and develop relationships with them to maintain access to the resources needed to scale. To have control of supply and component pipelines, we own certain tooling and equipment required to manufacture our products.

While we have single supply relationships for certain of our key components, we try to mitigate related risks through various measures. We qualify alternative suppliers and manufacturers when possible, maintain controls and methods to mitigate risk through buffer inventory, implement dual and/or co-sourcing, if needed, and develop contingency plans for responding to disruptions, such as maintaining inventory of single source components or leverage alternative freight modes that can have cost implications. However, in the event we experience war, natural disasters, pandemics, or epidemics, we may encounter challenges with various manufacturing related components and raw material shortages. Notwithstanding the foregoing, we believe that we currently have adequate sources of supply for all our products.

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

Research and Development

Our research and development team works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product line extensions, create new packaging concepts, and improve, redesign, or reformulate existing products. In addition, these research and development personnel work to identify recent trends using market intelligence and consumer needs to bring products to market.

We have increased our focus on innovation in Europe and in Asia, particularly in China, Japan, and South Korea to both support our growth internationally and to satisfy the demand for locally-relevant consumer products.

Quality and Regulatory

Our quality and regulatory team are responsible for registrations, ensuring product safety and reliability, and meeting regulatory compliance for all jurisdictions in which we operate.

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

Our ability to compete successfully depends heavily on ensuring the continued and timely introduction of new and reliable products and services, as well as staying relevant within the market and conforming to beauty and health trends. Principal competitive factors important to us include price, product and service features and offerings, relative price to performance, beauty health trends, marketing and distribution capability, service and support, reliability, and corporate reputation.

We believe our efforts to expand our brand recognition, cultivate our BeautyHealth community, invest in marketing capabilities, and activate consumers across channels will allow us to compete effectively as we expand globally. We are focused on expanding the beauty health category and creating a premier beauty health experience.

Marketing Approach

We deploy a dual marketing model with targeted strategies to engage audiences through a combination of in-real-life and digital experiences and organic and paid tactics. With aided brand awareness at 41% among U.S. aesthetics consumers (Ipsos. Consumers of the aesthetic and professional beauty category (n=1001); Brand Aided Awareness), we are focused on introducing our brand to highly targeted consumer growth markets around the world.

Push and Pull Marketing

Our ability to effectively market our brands is critical to our operational success. Part of our marketing spend is based on a targeted “push and pull” marketing model that engages with both providers and consumers. On the “push” side, we foster our relationships with our providers by investing in them by providing things such as proprietary training programs for estheticians and other providers; marketing and social materials that they can use to help advertise our brands and their own practices; a loyalty program that offers tiered pricing on consumables based on their spend;, and supporting other ongoing engagements.

Over the last few years, we have focused on developing the marketing “pull” side by creating consumer demand by engaging in marketing activities such as location-based experiences such as our GLOWvolution tour, and targeted paid campaigns. We believe developing the marketing “pull” side will be one of the key elements of growth to lead to an increase in recurring revenue from our customers. This focus on business to consumer marketing began with our rebranding of Hydrafacial in 2017, which provided a unique, differentiated identity.

Digital Marketing

We are also continuously innovating in order to help increase our sales by elevating our digital presence, social media presence, and influencer marketing efforts all designed to help build brand equity and consumer engagement. Furthermore, we utilize different methods to customize the consumer experience, including using artificial intelligence-powered tools to help provide personalized advice on selecting and using products.

Customers

The majority of our customers are providers within the professional medical industry (dermatologists, plastic surgeons, and medical spas), esthetician, and beauty retail industry (spas, hotels, and other retailers). We currently sell approximately 68% of our Delivery Systems and Consumables into the professional medical channel in the United States and Canada. No individual customer accounted for 10% or more of our net sales in fiscal 2023. We expect that trend to continue on a global scale. In 2023, revenue derived from markets outside the United States and Canada comprised approximately 46% of total revenue. Going forward, we expect total revenue share from our global markets to be higher than the total revenue we derive from the United States and Canada.

Trademarks, Patents and Domain Names

As of December 31, 2023, we had 120 patents with 69 pending patent applications worldwide to protect Hydrafacial’s current and contemplated technology platform. Our patent portfolio covers key aspects of certain products, systems, and designs, including several issued U.S. patents directed to features of the Hydrafacial MD® liquid-based skin exfoliation system. As of the date of this report, the portfolio includes 9 issued U.S. patents directed to the manifold and console of the Hydrafacial MD® system and skin treatment tips used in the system that will expire in 2026.

We also own and have applied to register numerous trademarks and service marks in the United States and in other countries throughout the world. Some of our trademarks are of material importance. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained. In addition, we have registered and maintain numerous internet domain names.

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

Regulation of Medical Devices

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance and/or approval, adverse event reporting, advertising, promotion, marketing, distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, the De Novo pathway, or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure the device’s safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”); facility registration and product listing; reporting of adverse medical events; and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, post-market surveillance, patient registries, and any additional recommendations set forth in FDA guidance documents.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification application under Section 510(k) of the FDCA before engaging in commercial distribution for the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, some implantable devices, or devices that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices, which are devices legally marketed prior to May 28, 1976, are unclassified but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, the sponsor must submit to the FDA a premarket notification submission demonstrating that the proposed device is as safe and effective as, or “substantially equivalent” to, a legally marketed predicate device. A predicate device is a legally marketed device that was legally marketed prior to May 28, 1976 (pre-amendment device), a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent through the 510(k) process, or a device that was granted marketing authorization via the De Novo classification process under Section 513(f)(2) of the FDCA and not exempt from premarket notification requirements. Once submitted, the FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2024, the standard user fee for a 510(k) premarket notification submission is $21,760, with the fee being $5,440 for small businesses.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously cleared device, the applicant may resubmit another 510(k) clearance application with new data, request a risk-based classification determination for the device in accordance with the De Novo process, which is a route to market for novel medical devices that are low to moderate risk and are not substantially equivalent to a predicate device, request reclassification through reclassification petitions pursuant to 21 U.S.C. § 360c, or submit a PMA application. While the De Novo pathway is available in response to a 510(k) denial, it does not require a 510(k) denial and is available as the initial pathway for approval if appropriate for the device.

After a device receives the 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a new or different intended use, will require a new 510(k) clearance or, depending on the modification, a PMA approval. If the change alters the device in a way that renders the initially approved device unavailable as a predicate and no other predicate exists, the De Novo pathway may be used. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k) or a PMA application before the modified device may be marketed, but the FDA may review such decision and may disagree with a manufacturer’s determination. If the manufacturer markets the modified device without first obtaining what the FDA deems to be the proper approval or clearance, then the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until such marketing authorization has been granted. Also, in these circumstances, the manufacturer may be subject to significant regulatory fines, penalties, or other regulatory actions from the FDA.

Over the last several years, the FDA has proposed reforms to its 510(k) clearance process, and such proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products by limiting the number of devices available for use to demonstrate equivalence as a predicate device. For example, in November 2018, FDA officials announced steps that the FDA intended to take to modernize the 510(k) pathway. Among other things, the FDA announced that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.

In September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

Most recently, in September 2023, the FDA released three draft guidance documents proposing recommendations on best practices for selecting a predicate device, situations in which clinical data may be necessary in a 510(k) submission, and evidentiary expectations for 510(k) submissions for implanted devices. The FDA recommended the use of best practices such as choosing a predicate device that meets or exceeds expected safety and performance, or that does not have unmitigated use-related or design-related safety issues. Further, the FDA recommended that manufacturers describe how the best practices in guidance documents were used to select the predicate device chosen in the 510(k) summary of their new device. Additionally, the FDA outlined situations in which innovation in materials could lead to differences in the technological characteristics of a new device and the predicate device, which may result in the need for clinical data in a 510(k) submission. Updated recommendations for manufacturers of implant devices regarding the design and execution of appropriate performance testing for 510(k) submissions, and the content and labeling information to be included, were also outlined and are expected to be considered in future applications. The FDA also introduced guidance regarding the use and device status of products that utilize artificial intelligence that may be utilized in the marketplace, and relevant considerations for approval, testing, and marketing of these devices. Furthermore, as devices continue to become more interconnected, cybersecurity risks continue to develop and grow exponentially. As a result, the FDA released guidance in September 2023 on the evolving landscape of cybersecurity threats in relation to premarket review and quality systems. The FDA intends to promote consistency, facilitate efficient premarket review, and ensure that devices are sufficiently resilient to cybersecurity threats by establishing recommended design, labeling, and documentation of testing to be included in premarket submissions of relevant devices.

PMA Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. Various actions can result in the pause or reset of the 180-day timeframe, resulting in an extended and lengthy approval process. These actions can include requests for additional information or data to supplement the application, panel reviews if the FDA determines expert panel input would be useful, or any decision by a manufacturer to make an administrative appeal regarding an FDA determination during this process. As mentioned above, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2024 includes a standard application fee of $483,560 or a small business fee of $120,890.

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

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations that govern investigational device labeling and prohibit promotion of the investigational device while specifying an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted; used in supporting or sustaining human life; substantially important in diagnosing, curing, mitigating or treating disease, or otherwise preventing impairment of human health; or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, which may include animal or laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit the clinical trial to proceed under a conditional approval.
Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may impose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements. In some cases, an IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness; study plan; or the rights, safety, or welfare of human subjects.

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

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in an adverse inspection or audit reports such as Form 483 Notices of Inspectional Observations; the shut-down of, or restrictions on, manufacturing operations; recall, market withdrawal, or seizure of marketed products; or other enforcement actions by the FDA or other regulatory agencies. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

Regulation of Cosmetics

The FDCA defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and various regulations. Cosmetics are not subject to pre-market approval by the FDA; however, certain ingredients, such as some types of color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. If a company has not adequately substantiated the safety of its products or ingredients by, for example, performing appropriate toxicological tests or relying on already available toxicological test data, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products.

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

In the United States, the FDA has not promulgated regulations establishing GMPs (as defined below) for cosmetics. However, Congress enacted the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”) on December 29, 2022, which directed the FDA to implement a set of new regulatory requirements that previously were not applicable to cosmetic products. Pursuant to MoCRA, the FDA will subject manufacturers and cosmetic products to requirements such as facility registration and product listing requirements, compliance with certain GMP requirements, adverse event reporting requirements, and other labeling requirements. Some of the requirements became applicable on December 29, 2023, although many of the requirements, such as those relating to labeling, will become applicable in 2024 and 2025. For instance, the FDA is required to promulgate proposed rules regarding GMPs for cosmetics by December 29, 2024, and final regulations by December 29, 2025. Subsequently, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. Until then, the FDA’s existing draft guidance on cosmetic GMPs, most recently updated in June 2013, and other guidance such as the FDA’s Good Manufacturing Practice (GMP) Guidelines/Inspection Checklist from February 2022, will continue to provide guidance and recommendations related to process documentation, recordkeeping, building and facility design, and equipment maintenance and personnel. Compliance with these recommendations can reduce the risk that products will be adulterated or misbranded in violation of the FDCA and its regulations.

In addition to GMP requirements, MoCRA will bring on additional changes and updates to FDA’s cosmetics regulations. For example, cosmetic manufacturing and processing facilities will be required to be registered with FDA, and any products that are marketed after MoCRA’s effective date will need to be listed with FDA. The FDA has extended the effective date for the registration and listing requirements under MoCRA to July 1, 2024. Adulterated or misbranded cosmetic products will be subject to recalls that are mandated by FDA, similar to medical devices. In addition, a responsible person, as defined under FDA regulations, will be required to report any serious adverse events that result from the use of a cosmetic product manufactured, packaged, or distributed by the person, and the records relating to each adverse event report will be required to be kept for six years. Additionally, cosmetic labels will need to identify the responsible person for the purpose of serious adverse event reporting, and cosmetic labels will also need to identify fragrance allergens. The provisions relating to labels become effective on December 29, 2024.

The FDA also recommends that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may request or a manufacturer may independently decide to conduct a recall or market withdrawal of a product or to make changes to its manufacturing processes or product formulations or labels.

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

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”) which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

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

To demonstrate compliance with the essential requirements laid down in Annex I to the EU Medical Devices Directive, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturer’s quality system (the notified body must presume that quality systems which implement the relevant harmonized standards – which is ISO 13485:2016 for Medical Devices Quality Management Systems – conform to these requirements). If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU has now evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

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

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2024 under transitional provisions with a further ‘sell-off’ deadline by May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below. The European Commission further extended the transitional provisions of the EU Medical Devices Regulation through Regulation (EU) 2023/607 on March 15, 2023, whereby manufacturers and notified bodies are given more time to carry out, in accordance with the EU Medical Devices Regulation, the conformity assessment of devices covered by a certificate or declaration of conformity issued in accordance with the EU Medical Devices Directive. Moreover, the “sell-off” deadline in the EU Medical Devices Regulation is deleted which aims to prevent unnecessary disposal of safe devices. The transition period of devices is extended through to December 31, 2027 or December 31, 2028 depending on the device risk classification and certain other conditions being satisfied.

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

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”), must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including user-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or a serious public health threat.

Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device. FSCAs must be communicated by the manufacturer or its legal representative to its customers and/or to the end users of the device through Field Safety Notices. For similar serious incidents that occur with the same device or device type and for which the root cause has been identified or an FSCA implemented or where the incidents are common and well documented, manufacturers may provide periodic summary reports instead of individual serious incident reports.

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

The aforementioned EU rules are generally applicable in the European Economic Area, which consists of the 27 EU Member States plus Norway, Liechtenstein and Iceland.

United Kingdom (“UK”) Regulation of Medical Devices following Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the UK Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their UK Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. All medical devices require in principle a UK Conformity Assessed (“UKCA”) mark but manufacturers can continue to place CE marked medical devices on the UK market during a transitional period. This transitional period was extended through newly introduced legislation effective June 30, 2023, to take account of the new transitional measures taken under the EU Medical Devices Regulation. While CE marking continues to be recognized on the UK market, UKCA marking is not recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. In June 2022, the UK government published its response to the consultation regarding the new UK medical device regulatory framework which seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU AIMD and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The regime is expected to come into force in July 2025, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime.

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

As a consequence, from January 1, 2021, Schedule 34 of the Product Safety and Metrology etc. (Amendment etc.) (EU Exit) Regulations 2019 (the “UK Cosmetics Regulation”), applies to cosmetic products placed on the market in Great Britain, which includes England, Scotland and Wales. Cosmetic products placed on the market in Northern Ireland are still covered by the EU Cosmetics Regulation. However, to date, there are no significant differences between the frameworks of the UK Cosmetics Regulation and the EU Cosmetics Regulation. The main difference currently is that the UK Government has established a cosmetic product notification service to replace the EU’s CPNP in Great Britain, and that serious undesirable effects (“SUEs”) now should be notified on the new UK SUE form.

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

We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies across various aspects of our business. During fiscal 2023, we continued to invest in hardware, software, education and support structures to create engaging and collaborative work environments across our facilities, in both virtual and hybrid settings. We also continued to invest in new marketing and provider and consumer engagement capabilities globally with a focus on innovative digital experiences across our omnichannel landscape. Our strategy over the next few years includes continuing to build a strong and secure technology infrastructure to adapt to evolving business dynamics, which includes the expansion of our omnichannel capabilities, upgrading our existing hardware and software to be more streamlined, and the utilization of data-driven analytics to optimize our supply and demand planning.

Data Privacy and Security

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners.

In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. Various U.S. laws assess penalties on a “per violation” basis and some include a private right of action. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the EU General Data Protection Regulation (“GDPR”) and United Kingdom GDPR (“UK GDPR”) imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Against this backdrop, we also recognize that the personal information collected in the course of our business is important to providing our products and strategically important to meeting our customer’s expectations. Because of this, we are committed to processing personal information pursuant to applicable laws. We also endeavor to have our employees, agents, contractors, suppliers, and other third parties that we work with comply with our procedures set out in our data protection policies.

We continue to maintain and enhance our data collection and use practices as a part of our information technology infrastructure to align with our long-term strategy. We also regularly review our practices against our regulatory requirements to remain current with the changing landscape of the collection, use, disclosure, and protection of health-related and other personal information.

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

Social

Data Privacy and Security

We value consumer privacy and have implemented certain policies and procedures that are designed to protect the data we collect. Our website includes our privacy policy, which describes how we use and disclose the data we collect, and provides information for controlling personal data, including opting-out, accessing, updating, or deleting it.

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

Corporate Governance

We are committed to ensuring strong corporate governance practices on behalf of our stockholders and other stakeholders. We believe strong corporate governance provides the foundation for financial integrity and stockholder confidence. Our Board of Directors is responsible for the oversight of risks facing the Company, and our management is responsible for the day-to-day management of risk. Our Board of Directors, as a whole, oversees our strategic and business risk, including risks related to financial reporting, compensation practices, ESG, and product developments.

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

Human Capital Resources

Employees

We have built a team of industry professionals focused on beauty health. As of December 31, 2023, and as a result of our reduction in workforce that we announced in November 2023, we employed approximately 881 employees, of whom approximately 85% were salaried, with the remainder being compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Employees	% of Total Workforce
United States of America (1)	494	56%
Asia-Pacific (“APAC”)	182	21%
Europe, Middle East, and Africa (“EMEA”)	156	18%
Canada & Latin America	49	5%
Total	881	100%
__________
(1)    As of December 31, 2023, 210 of these employees were based in our Long Beach, California headquarters.

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

Workplace Practices and Policies

The Company is an equal opportunity employer committed to inclusion and diversity and to providing a workplace free of harassment and discrimination.

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

As of December 31, 2023, a breakdown of our workforce is as follows:

Employee Population	Race/Ethnicity		Gender
	% Minority (1)	% White	% Female	% Male
U.S. Workforce	54%	45%	67%	33%
U.S. Managers & Above	48%	49%	71%	29%
U.S. Officers	36%	59%	45%	55%
__________
(1)     In the United States, 52% of employees identified as Black or African American, Hispanic or Latino, American Indian, Alaska Native, Asian American, Native Hawaiian, or other Pacific Islander.

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

Our robust benefit programs, which vary by country, include basic and supplemental health and insurance benefits, health savings and flexible spending accounts, access to a personal health advocate, family leave, life and disability insurance, employee assistance programs, physical, mental and financial well-being programs, a U.S. employee stock purchase plan, retirement savings plans, and pet insurance, to name a few.

Workplace Health and Safety

Maintenance of a safe, healthy work environment is a basic policy of our Company. The backbone of our Safety & Health program is the accountability of line management, who are informed and guided by supporting staff. Our policy is to maintain the safety and healthfulness of the workplace for all employees, contractors, and visitors to reduce the probability and magnitude of injuries, illnesses, and financial loss.

Our program requirements and statement of basic policy represent the essential elements of our Safety & Health program. These requirements define minimum standards that apply, in a program and physical sense, to every employee and every workplace in which our people are employed. These requirements establish a frame of reference for assessing our progress in achieving important program objectives. Such progress will be monitored, but with the understanding that, in some of our facilities, subject to the influence of prevailing local practices and limited capabilities, certain requirements represent longer-range commitments that cannot be fully implemented in the short term.

Changes and additions to the program requirements will take place as needed through legal consultation to ensure the maintenance of a Safety & Health program that reflects the commitment and best interests of all at the Company. The establishment and maintenance of a safe environment is the shared responsibility between the employer and employees at all levels of the organization. To this end, every reasonable effort will be made in achieving the goal of accident prevention and health preservation.

The Company has developed and implemented a comprehensive Injury and Illness Prevention Program. The goal of this program is to protect employees, agency employees, contractors, and visitors by providing an active safety program for the prevention of injuries, accidents, and illnesses. The Company has a designated environmental, health, and safety (“EHS”) department to provide a clear focal point for the safety program. The EHS department has appointed “Department Safety

Coordinators” to implement and maintain the program at each location. The Department Safety Coordinators are the Department Heads of the Company and are an integral part of the Safety Awareness Team.

About Us

The Beauty Health Company (f.k.a. Vesper Healthcare Acquisition Corp.) was incorporated in the State of Delaware on July 8, 2020. On May 4, 2021, we consummated the previously announced business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of HydraFacial LLC, (f.k.a. Edge Systems LLC) (“Hydrafacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into Hydrafacial, with Hydrafacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Hydrafacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the registrant owns 100% of the outstanding common stock of Hydrafacial and each share of common stock and preferred stock of Hydrafacial was cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, we own 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination, we own, directly or indirectly, 100% of the stock of Hydrafacial and its subsidiaries and the stockholders of Hydrafacial as of immediately prior to the effective time of the First Merger (the “Hydrafacial Stockholders”) hold a portion of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”).

On May 6, 2021, we began trading under the ticker symbol, “SKIN”, on Nasdaq.

Available Information

Our internet address is www.beautyhealth.com. At our investor relations website, www.investors.beautyhealth.com, we make available free of charge a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such reports with, or furnish those reports to, the Securities and Exchange Commission at www.sec.gov. Further, corporate governance information, including our corporate governance guidelines, board committee charters, and code of conduct, are also available on our investor relations website at: www.investors.beautyhealth.com/corporate-governance/documents-and-charters.

The information contained on or made available through our website or any of the websites referred to above are not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K or in any other report or document we file with or furnish to the Securities and Exchange Commission. Further, references to the URLs for these websites are intended to be inactive textual references only.

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

Our business and our ability to generate revenue largely depends on our ability to successfully commercialize and sell our Delivery Systems, particularly Syndeo 3.0 devices. Our ability to generate revenue depends on our ability to manufacture and sell high quality, reliable Delivery Systems and execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, our Delivery Systems, particularly the Syndeo 3.0. If our Delivery Systems are not accepted and adopted by our customers, if our customers experience significant performance interruptions or if our Syndeo 3.0 devices do not meet our performance standards, or if we experience an RMA rate for Syndeo 3.0 devices significantly above historical averages, our revenue and results of operations will be materially and adversely affected.

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

We use a razor/razor blade business model. We sell our Vortex-Fusion Delivery System (the razor) to providers who then offer Hydrafacial treatments to their clients. We separately sell the Consumables (the razor blades), which consist of single-use tips, solutions, and serums used during a Hydrafacial treatment. Delivery Systems and Consumables can be bought together or separately, although the Delivery System is intended to be used solely with our solutions and serums. Notwithstanding this fact, we are aware of incidents where providers, who initially purchased authentic bottles of solutions and serums from us to be used with our Delivery System, have then subsequently refilled such bottles once they became depleted with unauthentic, and often times, less expensive solutions and serums from other companies, the quality and safety of which has not been evaluated by us. This practice not only results in lower net sales of our solutions and serums to us, but could also damage our image, reputation and/or the value of our brands, where the Hydrafacial treatment is diminished as a result of the use of these unauthentic products, and the provider’s client has been misled to believe such products are our authentic products. There could be further risk to our reputation if the solutions and serums passed off as Hydrafacial solutions and serums cause a negative or adverse reaction in such provider’s client.

Demand for our products may not increase as rapidly as we anticipate due to a variety of factors including a weakness in general economic conditions and resistance to non-traditional treatment methods.

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook could adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dermatology or internal medicine offices and in medical spa facilities and spa facilities, a reduction in consumer spending on elective, non-urgent or higher value treatments, such as those offered by our providers, or a reduction in the demand for aesthetic services generally, each of which could have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling aesthetic technologies and doctors or estheticians may postpone investments in capital equipment, such as our delivery systems. Increased market acceptance of all of our products and treatments will depend in part upon the recommendations of medical and aesthetics professionals, as well as other factors including effectiveness, safety, ease of use, reliability, aesthetics and price compared to competing products and treatment methods.

We may experience declines in average selling prices of our products which may decrease our net revenues.

We provide volume-based discount programs to customers and may offer additional products purchased at a discounted price. In addition, we sell a number of products at different list prices that also differ based on regions and or country. Our average selling prices could be adversely affected: if we change our volume-based discount programs; if we introduce any price reductions or consumer rebate programs; if we expand our discount programs or participation in these programs increases; if our critical accounting estimates materially differ from actual behavior or results; or if our geographic, channel, or product mix shifts to lower priced products or to products that have a higher percentage of deferred revenue. Additionally, in response to a pandemic or any resurgence of such pandemic, as a result of a new variant or otherwise, we may find the need to discount the prices of our products to facilitate sales in uncertain times. Were any of the foregoing to occur, our net revenues, gross profit, gross margin and net income may be reduced.

Risks related to our growth and profitability

We may not be able to successfully implement our growth strategy.

Our future growth, profitability and cash flows depend upon our ability to successfully implement our business strategy, which, in turn, is dependent upon a number of key initiatives, including our ability to:
•drive demand in the brand;
•invest in our providers and digital capabilities;
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
• differences in legal and regulatory requirements among different geographical territories;
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

To the extent that we pay the consideration for any acquisitions or investments in cash, it would reduce the amount of cash available to us for other purposes. Acquisitions or investments could also result in dilutive issuances of our equity securities or the incurrence of debt, contingent liabilities, amortization expenses, increased interest expenses or impairment charges against goodwill on our Consolidated Balance Sheets, any of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any contemplated or future acquisition will occur.

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

We have yet to establish any history of profitable operations. We reported a loss from operations of $130.9 million during the year ended December 31, 2023. We expect to incur additional operating losses for the foreseeable future. Furthermore, our strategic plan will require a significant investment in product development, sales, marketing and administrative programs, which may not result in the accelerated revenue growth that we anticipate. As a result, there can be no assurance that we will ever generate substantial revenues or achieve or sustain profitability.

Risks related to our business operations

A disruption in our operations could materially and adversely affect our business.

As a company engaged in distribution on a global scale, our operations, including those of our third-party suppliers, brokers and delivery service providers, are subject to the risks inherent in such activities, including industrial accidents, supply chain disruptions, macroeconomic issues, environmental events, strikes and other labor disputes, disruptions in information systems, product quality control, safety, licensing requirements and other regulatory issues, changes in laws and regulatory requirements, as well as natural disasters, pandemics (such as the COVID-19 pandemic), border disputes, political crises, such as acts of terrorism, war and other political instability, including the current conflicts between Russia and Ukraine and between Israel and Hamas, and other external factors over which we and our third-party suppliers, brokers and delivery service providers may have no control.

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

Our success depends, in part, on our retention of key members of our senior management team, whose continued service is not guaranteed, ability to manage the transition of our Chief Executive Officer, and ability to attract and retain qualified personnel.

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

Andrew Stanleick, our former Chief Executive Officer, was terminated from his position as Chief Executive Officer of the Company without cause, and as a member of our Board of Directors, effective as of November 19, 2023. Mr. Stanleick agreed to remain available to assist our Company as an advisor through December 31, 2023. Marla Beck was appointed as our Interim Chief Executive Officer, effective as of November 20, 2023, for a 6-month term. Although Ms. Beck has held a number of senior management positions and directorships and has extensive multi-channel marketing, branding, and deep digital experience, she had not served as the chief executive officer of a U.S. publicly traded company before joining our Company in that role. Our future performance will depend, in part, on the successful performance of Ms. Beck as our Interim Chief Executive Officer and our ability to identify, attract, and hire a suitable replacement for our Chief Executive Officer in a timely fashion. Furthermore, if we do not successfully manage our chief executive officer transition, it could be viewed negatively by our customers, employees or investors and could have an adverse impact on our business.

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

Our workforce reductions may cause undesirable consequences and our results of operations may be harmed.

The reduction in workforce, which was part of our business transformation program (the “Transformation Program”) that we announced in September 2023 may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, employee attrition beyond what we had intended in implementing the Transformation Program, a reduction in morale among our remaining employees, greater-than-anticipated costs incurred in connection with implementing the Transformation Program, and the risk that we may not achieve the benefits from the Transformation Program to the extent or as quickly as we anticipate, all of which may have a material adverse effect on our business, results of operations or financial condition. The initiatives of our Transformation Program could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, we may discover that the workforce reduction and other Transformation Program efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses.

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

We manufacture and assemble our delivery systems in both California and China, and if these sites were to become compromised or damaged, our ability to continue to manufacture and assemble our products would be negatively affected.

One of our sites in California manufactures and assembles our delivery systems. Another site in California fills the majority of our consumable products and these items are kitted at the first site. Our contract manufacturing partner in China manufactures and assembles our delivery systems as well. If any of these sites were shut down or damaged by natural disaster, fire, social unrest, government regulation or other causes, our operations would be negatively impacted. In that situation, our ability to manufacture our products would be impaired and our ability to distribute to and service our customers would be impaired, which could materially and adversely affect our business, financial condition and results of operations and possibly our reputation.
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
•    the effect of consolidation or weakness in the retail industry or at certain providers, including store and spa closures and the resulting uncertainty; and
•    changes in federal, state, local, or foreign regulations that affect the scope of practice of our providers.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits.

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of two such banking institutions, Silicon Valley Bank (“SVB”) on March 10, 2023 and Signature Bank (“Signature Bank”) on March 12, 2023, we did not have any accounts with SVB or Signature Bank, and therefore, did not experience any direct risk of loss. Any material loss, individually or in the aggregate, from a similarly failed banking relationship above FDIC insurance limits that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

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

Exchange rate fluctuations may affect the costs we incur in our operations. The main currencies to which we are exposed are the British pound, the EU euro, and the Chinese Renminbi. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

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

Our e-commerce operations are important to our business. Our e-commerce websites serve as effective extensions of our marketing strategies by introducing potential new consumers to our brand, product offerings, providers and enhanced content. Due to the importance of our e-commerce operations, we are vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks in a timely manner could reduce e-commerce sales and damage our brand’s reputation. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them.

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

We are subject to risks associated with product failure and/or technology flaws.

Components used in our products are complex in design, and our products may contain undetected errors or result in failures when first introduced or when new versions are released. Despite product testing efforts and testing by current and potential customers, it is possible that errors will be found in a new product or enhancement after commercial shipments have commenced. The occurrence of product defects and/or technological flaws could result in negative publicity, delays in product introduction, the diversion of resources to remedy defects, loss of or delay in industry acceptance and adoption or claims by customers against us, and could cause us to incur warranty obligations and additional costs, any one of which could adversely affect our business. Furthermore, the failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations, and harm to our reputation and brand.

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

We have in place certain technical and organizational measures designed to maintain the security of critical proprietary, personal, employee, provider and financial data. Despite implementation of such measures, our information technology systems, as well as those of our service providers and of third parties with which we have relationships, could still be vulnerable to failure or damage from computer viruses and other malware (e.g., ransomware), unauthorized access or other cybersecurity attacks, natural disasters (including hurricanes and earthquakes), terrorism, war, fire, and telecommunication or electrical failures. We and our service providers may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, disrupting our business operations or communications infrastructure through denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our e-commerce websites or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and these attacks are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for extended periods. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, avoid detection, and remove or obfuscate forensic evidence. Even though we do not believe that we have experienced any significant security incident to date, we cannot guarantee that our security measures will be sufficient to prevent a material breach or compromise in the future. In addition, certain regulatory agencies such as the FDA require compliance with certain regulatory standards for cybersecurity and submission of certain information regarding cybersecurity measures during premarket reviews. Failure to comply with requirements relating to cybersecurity measures could jeopardize our product clearance or authorization from such agencies or subject us to other government agency enforcement action.

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

We may also be subject to new laws governing the privacy of consumer health data, including information concerning individual health conditions and treatment. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for obtaining consumer consent), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states, including California, are considering and may adopt similar laws.

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
•    increased expense of developing, testing and making localized versions of our products;
•    difficulties in hiring and retaining employees;
•    differing employment practices and laws and labor disruptions;
•    pandemics, such as the COVID-19 pandemic, and natural disasters;
•    difficulties in managing international operations, including any travel restrictions imposed on us or our customers, such as those imposed in response to the COVID-19 pandemic;
•    fluctuations in currency exchange rates;
•    foreign exchange controls that could make it difficult to repatriate earnings and cash;
•    increased or more stringent import and export controls, license requirements and restrictions;
•    difficulties in controlling production volume and quality of the manufacturing process;
•    acts of terrorism and acts of war, including the current conflicts between Russia and Ukraine and between Israel and Hamas;
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

•    risks of non-compliance by our employees, contractors, or partners or agents with, and burdens of complying with, a wide variety of extraterritorial, regional and local laws, including competition laws and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act 2010 (the “UKBA”), in spite of our policies and procedures designed to promote compliance with these laws;
•    the impact of government-led initiatives to encourage the purchase or support of domestic vendors, which can affect the willingness of customers to purchase products from, or collaborate to promote interoperability of products with, companies whose headquarters or primary operations are not domestic;
•    an inability to obtain or maintain adequate intellectual property protection for our brand and products;
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

Consumer spending on beauty health products and services is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Europe or any of the other jurisdictions in which we do significant business, or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses a risk to our business. A decrease in consumer spending or in consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. In addition, rising interest rates due to the U.S. Federal Reserve’s tightening of monetary policy in order to combat inflation could increase our costs. These economic conditions could cause some of our providers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

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

Further, since the United Kingdom is no longer part of the EU, its data protection regulatory regime will be independent of the EU. From January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. In addition, the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the EU remain unclear and have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.

We have growing operations in China, which exposes us to risks inherent in doing business in that country.

We currently source components in China and do not have substantial alternatives to those suppliers. We also use manufacturers located in China to help manufacture, package, and label our Delivery Systems and Consumables and utilize warehouse services provided by our third-party distributors in China. With the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if our labor costs, or the labor costs of our suppliers, continue to increase significantly. In addition, our suppliers may be unable to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. Furthermore, pursuant to Chinese labor laws, employers in China are subject to various requirements when signing labor contracts, including paying remuneration, determining the term of employees’ probation and unilaterally terminating labor contracts. These labor laws and related regulations impose liabilities on employers and may significantly increase the costs of workforce reductions. If we decide to change or reduce our workforce, these labor laws could limit or restrict our ability to make such changes in a timely, favorable and effective manner. Moreover, the Chinese government may impose additional regulations regarding ingredients and composition and these regulations may affect our products. The government may regulate or apply a substantially different set of requirements to our products than anticipated, in which case we may need to invest a significant amount of resources and time before we can commercialize our products in the country. Any of these events may materially and adversely affect our business, financial condition and results of operations.

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

There has been an increase in regulatory activity and activism in the United States and abroad, and the regulatory landscape is becoming more complex with increasingly strict requirements. If this trend continues, we may find it necessary to alter some of the ways we have traditionally manufactured and marketed our products in order to stay in compliance with a changing regulatory landscape, and this could add to the costs of our operations and have an adverse impact on our business. To the extent federal, state, local or foreign regulatory changes regarding the scope of practice of estheticians, licensing, distribution, consumer protection, or the ingredients, claims or safety of our products occurs in the future, they could require us to obtain additional licenses and registrations, reformulate or discontinue certain of our products, revise the product packaging or labeling, adjust operations and systems, or affect our ability to sell our products to certain customer groups in particular states and/or territories, any of which could result in, among other things, increased costs, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable regulations, including those for medical devices, could result in enforcement action by the FDA or other regulatory authorities within or outside the United States, including state and local regulatory authorities, with actions including but not limited to warning letters or untitled letters, fines; injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of product; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution, all of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

For example, Congress enacted MoCRA on December 29, 2022, which directed FDA to implement a set of new regulatory requirements that previously were not applicable to cosmetic products. Pursuant to MoCRA, FDA will subject the manufacturers and cosmetic products to requirements such as facility registration and product listing requirements, compliance with certain GMP requirements, adverse event reporting requirements, and other labeling requirements. Some of the requirements became applicable on December 29, 2023, although many of the requirements, such as those relating to labeling, will become applicable in 2024 and 2025. Moreover, depending on how we market the products, they could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs or as medical device accessories, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the premarket, post market and manufacturing requirements applicable to drugs and medical devices. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug or medical device products but we are unable to comply with the applicable requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our products and any related interruption in the marketing and sale of these products by any regulatory agencies, such as the FDA, could damage our reputation and image in the marketplace.

In recent years, the FDA has issued warning letters to several cosmetic companies alleging improper claims regarding their cosmetic products. If the FDA determines that we have disseminated inappropriate drug claims for our products intended to be sold as cosmetics, we could receive a warning or untitled letter or other FDA enforcement action, be required to modify our product claims, or take other actions to satisfy the FDA, which may include product recalls. In addition, plaintiffs’ lawyers have filed class action lawsuits against cosmetic companies after receipt of these types of FDA warning letters. There can be no assurance that we will not be subject to state and federal government actions or class action lawsuits, which could harm our business, financial condition, and results of operations.

The EU does not currently require pre-market approval for cosmetic products, but all products to be marketed in the EU must be registered in the CPNP before being placed on the market. In addition, there is a ban on animal testing for cosmetic purposes and finished cosmetic products or ingredients which were tested on animals may not be marketed in the EU. A product will be considered a drug if it is intended to or presented as treating or preventing a disease or restoring, correcting or modifying significantly physiological functions by a pharmacological, immunological or metabolic action. Similarly to the United States, the statutory and regulatory requirements applicable to drugs and medical devices are extensive and require significant resources and time to ensure compliance.

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

New laws, regulations, enforcement trends, or changes in existing regulations could affect the ability of our esthetician providers in certain states to provide our treatments to consumers, any of which could have a material adverse effect on our business, financial condition, and results of operation.

Currently, licensed estheticians are allowed to provide Hydrafacial treatments to customers whether or not they are supervised by a physician. Changes in regulations or enforcement trends regarding the scope of practice of estheticians could limit the ability of estheticians to provide Hydrafacial treatments or require estheticians to obtain additional training and certifications to provide Hydrafacial treatments. Any such regulatory changes could affect our ability to sell our products to certain customer groups in particular states and/or territories, which could result in decreased sales, and therefore could have a material adverse effect on our business, financial condition, and results of operation.

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

Our products are subject to extensive regulation by the applicable regulatory authorities where our products are or will be sold prior to their marketing for commercial use. In the United States, medical device products are subject to extensive regulation by the FDA and include requirements related to developing, testing, establishment registration and device listing, manufacturing, labeling, sale, marketing, advertising, promotion, distribution, import, export, shipping, inspections and audits, record keeping, recalls and field safety corrective actions and post-market surveillance, including reporting of certain events. Delivery Systems are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device, while our boosters and serums are marketed as cosmetics.

Before a new medical device, or a new use of, or claim for, an existing medical device product can be marketed in the United States, it must first receive marketing authorization from the FDA unless it is exempt from such requirements. The FDA marketing authorizations for medical devices include a clearance of a premarket notification under Section 510(k) of the FDCA (or a 510(k) clearance), or premarket approval of a Premarket Approval application. Alternatively, some devices may be exempt from 510(k) clearance, receive enforcement discretion from the FDA or may receive marketing authorization through the De Novo classification pathway. Authorization processes can be expensive and lengthy. The FDA’s 510(k) clearance process usually takes from three to 12 months, but it can take longer. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is submitted to the FDA. The De Novo classification pathway, when available, has a 150 day timeline for review. Our future products and enhancements or changes to products may require new 510(k) clearance, premarket approval, authorization from the FDA or listing with the FDA, as well as state licenses as may be applicable to the manufacturing or distribution of medical devices. The currently marketed medical devices are marketed pursuant to 510(k) clearances we have obtained or are exempt from the requirement to obtain such clearance or other form of marketing authorization.

Medical devices may be marketed only for the indications for which they are approved or cleared, or for which they are classified as exempt from such premarket requirements. If the FDA disagrees with us concerning the scope or applicability of a clearance or exemption with respect to a device or its marketing, we may be required to change its promotional and/or labeling materials and/or stop marketing that device and may need to pursue additional authorizations or conduct product recalls, corrections, or removals. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, existing products in a timely fashion, or at all and may be found by the FDA to be in violation of these authorities. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices.

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

The FDA or the applicable foreign regulatory bodies and notified bodies can delay, limit,or deny clearance, approval, or certification of a device for many reasons. In addition, the FDA or applicable foreign regulatory bodies may change their clearance, approval, and certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, clearance, or certification of future products under development or impact our ability to modify currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements that could delay our ability to obtain new clearances, increase the costs of compliance or restrict our ability to maintain our current clearances.

Additionally, regulatory clearances, approvals, or certifications to market a product can contain limitations on the indications for use of such product. Product clearances, approvals and certifications can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance, approval, or certification. FDA and foreign regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies or notified bodies will not adversely affect our operations. We and our manufacturers may be inspected or audited by the FDA or other regulatory bodies and notified bodies from time to time to determine whether we or our manufacturers are in compliance with applicable laws. A determination that we are in violation of FDA or other applicable foreign laws and regulations or any of our product clearances, approvals or certifications could lead to warning letters or untitled letters; fines, injunctions, or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution.

Our facilities are subject to regulation under the FDCA and FDA implementing regulations governing the manufacture of our products. If we fail to comply with federal, state and foreign regulations, our manufacturing operations could be halted, and our business would suffer.

Our facilities are subject to regulation under the FDCA and FDA implementing regulations. With respect to our medical device products, we are required to demonstrate and maintain compliance with the FDA’s current Good Manufacturing Practices, referred to as the Quality System Regulation. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of medical device products. The FDA enforces the QSR through periodic announced or unannounced inspections. Because we are subject to the QSR, we are subject to such inspections. Any failure by us to take satisfactory corrective action in response to an adverse inspection could result in enforcement actions against us, including warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution. Any of these actions could significantly and negatively impact the supply of our products and could cause our sales and business to suffer. In addition, we are subject to standards imposed on our activities outside of the United States. A failure to comply with applicable regulations governing the manufacture of our products could have a material adverse effect on our business, financial condition, and results of operations.

The use, misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

The use, misuse, or off-label use of our products may harm our reputation or the image of our products in the marketplace, result in injuries that lead to product liability suits, which could be costly to the business, or result in legal sanctions if we are deemed or alleged to have engaged in the promotion of such off-label uses – i.e., off-label promotion.

Our medical device products are either exempt from marketing authorization requirements or are subject to the 510(k) clearance process or certification outside the United States. We may only use labeling, including promotional materials, that are consistent with the specific indication(s) for use included in the FDA exemption regulation, 510(k) clearance or certification, or in the case of our cosmetic products, that are consistent with the kinds of claims that are permitted to be used for cosmetics under the FDCA, and as applicable to the specific product. If the FDA or other authorities determine that our promotional or training materials constitute the unlawful promotion of an off-label use, they could request that we modify our training or promotional materials and/or subject us to warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution.

In addition, there may be increased risk of regulatory enforcement if we or our sales force markets our products for off-label use, or physicians, estheticians, or others attempt to use our products off-label. The FDA and other foreign authorities do not restrict or regulate a physician’s or other licensed professional’s use of a medical product within the scope of practice of medicine or other licensed activity, and we cannot prevent the use of our products off-label. The use of our products for indications other than those for which our products have been cleared by the FDA or certified by a notified body, or that are permitted under the scope of any regulation establishing an exemption from 510(k) clearance, may not have the intended effect, which could harm our reputation in the marketplace. Physicians, a/estheticians, and others may also misuse our products or use improper techniques if they are not adequately trained in the particular use, potentially leading to injury and an increased risk of product liability claims. Product liability claims are expensive to defend and could divert management’s attention from the primary business and result in substantial damage awards against us. Any of these events could harm our business, results of operations and financial condition.

Government regulations and private party actions relating to the marketing and advertising of our products and services may restrict, inhibit, or delay our ability to sell our products and harm our business, financial condition and results of operations.

Government authorities regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely from market to market, and there is no assurance that the efforts that we undertake to support our claims will be deemed adequate for any particular product or claim. A significant area of risk for such activities relates to improper or unsubstantiated claims about our products and their use or safety. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, the FDA, the FTC or other regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims or stop selling certain products, all of which could harm our business, financial condition and results of operations. Any regulatory action or penalty could lead to private party actions, or private parties could seek to challenge our claims even in the absence of formal regulatory actions, which could harm our business, financial condition, and results of operations.

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

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA or foreign regulatory authorities when, among other things, we receive or become aware of certain information reasonably suggesting that our products may have caused or contributed to serious injuries or may have malfunctioned in certain ways. The timing of the obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report within the prescribed timeframe adverse events of which we become aware. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or foreign regulatory authorities could take action, including warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution.

The FDA and foreign regulatory authorities have the authority to require the recall or recommend the market withdrawal, as applicable, of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Companies may also choose to voluntarily recall a product if any material deficiency or regulatory violation is discovered. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new approvals, clearances or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution.

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

The ability of the FDA, other government agencies and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be cleared or approved or certified medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, over the past decade, the United States government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical and non-critical activities.

Separately, in response to the COVID-19 pandemic, the FDA had significantly curtailed and limited its inspection of both foreign and domestic facilities. Furthermore, regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if new or existing global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In addition, in the EU, notified bodies must be officially designated to certify products and services in accordance with the EU Medical Devices Regulation. While several notified bodies have been designated the COVID-19 pandemic has significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our shares of Class A Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. As a “large accelerated filer”, we are responsible for establishing and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Although our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and our management is required to report on our internal controls over financial reporting under Section 404, any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of Class A Common Stock.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

We are subject to a variety of laws and regulations in the United States and abroad governing the collection, use, access to, confidentiality and security of personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, information privacy and security laws and consumer protection laws and regulations may apply to our operations. For example, the California Consumer Privacy Act (“CCPA”) creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, and also establishes significant penalties for noncompliance. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) passed in California in 2020. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In order to comply, we must inform consumers of their right to opt-out of the sale of their personal information, display a “Do Not Sell” link, and timely and efficiently comply by opt-out requests. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and may impose significant costs that are likely to increase over time.

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

In addition, significant changes to the regulatory requirements for cosmetic products are scheduled in the next several years. On December 29, 2022, Congress enacted MoCRA that adds significant new regulatory requirements to cosmetic products. Some of the requirements became applicable on December 29, 2023, although many of the requirements, such as those relating to labeling, will become applicable in 2024 and 2025. For example, cosmetic manufacturing and processing facilities will need to be registered with FDA, and products will need to be listed with FDA. Adulterated or misbranded cosmetic products will be subject to recalls that are mandated by FDA, similar to medical devices. In addition, a responsible person will be required to report any serious adverse events that result from the use of a cosmetic product manufactured, packaged, or distributed by the associated entity, and the records relating to each adverse event report will be required to be kept for six years. Notably, MoCRA requires FDA to promulgate proposed rules for Good Manufacturing Practices for cosmetic products by December 29, 2024, and final rules by December 29, 2025. Subsequently, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. Additionally, cosmetic labels will need to identify the responsible person for the purpose of serious adverse event reporting, and cosmetic labels will also need to identify fragrance allergens. We, as the manufacturer, and our products, will become subject to these requirements, and will need to expend capital to ensure that our manufacturing practices and labeling processes are compliant. Additionally, we may need to hire additional personnel to implement the adverse event reporting procedures and to ensure compliance with these new requirements. There may be certain challenges to compliance with these requirements and failure to comply may result in enforcement actions from FDA and other regulatory agencies that could disrupt our business operations.

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

We are, and may in the future become, party to litigation, regulatory proceedings, or other disputes. In general, claims made by or against us in disputes and other legal or regulatory proceedings can be expensive and time-consuming to bring or defend against, requiring us to expend significant resources and divert the efforts and attention of our management and other personnel from our business operations. These potential claims include, but are not limited to, personal injury claims, class action lawsuits, intellectual property claims, employment litigation, securities litigation, and regulatory investigations and causes of action relating to our financial reporting, claims about our business and operations, and/or the advertising and promotional claims about our products. Any adverse determination against us in these proceedings, or even the allegations contained in these claims, regardless of whether they are ultimately found to be without merit, may also result in settlements, injunctions or damages that could have a material adverse effect on our business, financial condition and results of operations.

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

Anti-takeover provisions of Delaware law and our Second Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay and discourage takeover attempts that stockholders may consider to be favorable.

Certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult or impossible for a third-party to acquire control of us or effect a change in our Board of Directors and management. These provisions include:

• the classification of our Board of Directors into three classes, with one class elected each year to serve for a term of three years;
• prohibiting cumulative voting in the election of directors;
• the ability of our Board of Directors to issue preferred stock without stockholder approval;
• the ability to remove a director only for cause and only with the vote of the holders of a majority of our voting stock;
• a special meeting of stockholders may only be called by our chairman of our Board of Directors, Chief Executive Officer, or upon a resolution adopted by an affirmative vote of a majority of the Board of Directors, and not by our stockholders;
• prohibiting stockholder action by written consent; and
• our stockholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholder proposals on the agenda for consideration at any meeting of our stockholders.

We may incur substantial costs and receive adverse outcomes in litigation, regulatory investigations, and other legal matters in connection with alleged violations of securities laws and regulations.

Our business, financial condition, and results of operations could be materially adversely affected by unfavorable results in pending or future litigations, regulatory investigations, and other legal matters related to violations or perceived violations of applicable securities laws and regulations by the Company or its affiliates.

We may become subject to SEC investigations or legal proceedings in the future. The ultimate resolution of such investigations and lawsuits cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. We cannot predict the outcome of any particular proceeding, or whether any SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management.

Litigation matters and regulatory investigations, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, and may materially adversely affect our reputation and demand for our products. We cannot predict with certainty the eventual outcome of pending or future legal matters. An adverse outcome of litigation or legal matters could result in us being responsible for significant damages. Any of these negative effects resulting from litigation, regulatory investigations, and other legal matters could materially adversely affect our business, financial condition, and results of operations.

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

As of March 9, 2024, there were 123,427,416 shares of our Class A Common Stock outstanding. In addition, the potential conversion of the Notes into shares of our Class A Common Stock represents the issuance of approximately 21,252,983 shares of our Class A Common Stock. The potential issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect both the price of our Class A Common Stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares of our Class A Common Stock could cause the supply of our Class A Common Stock available for purchase in the market to exceed the purchase demand for our Class A Common Stock. Such supply in excess of demand could cause the market price of our Class A Common Stock to decline.

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

We may be subject to securities litigation, which is expensive to defend and could divert management’s attention.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. If the market value of our securities experience adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer. Any adverse determination in litigation could also subject us to significant liabilities.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have an enterprise-wide information security program designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we utilize various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a reasonably timely manner. These include, but are not limited to, internal reporting and tools for monitoring and detecting cybersecurity threats. We also use third party security tools to help identify, assess, mitigate, and remediate cybersecurity threats; however, we cannot guarantee that any third-party tools that we utilize will be successful in all circumstances, and whether such tools are appropriate for their level of risk.

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We review and test our information technology system on an as-needed basis (and at least on an annual basis) and also utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our Audit Committee and, from time to time, our Board of Directors.

Our information technology systems are equipped to detect directed and non-directed attacks such as viruses and malware that can lead to interruptions and delays in the sale and service of our Delivery Systems and Consumables, general business operations, as well as loss, misuse of data, or theft of intellectual property, confidential information, and personal information (of third parties, employees, providers, and end consumers). However, as of the date of this report, these incidents have not had a material impact on our systems or business operations. Any significant disruption to our business operations or access to our systems could lead to a decline in operational effectiveness, result in a loss of our providers, and adversely affect our business and results of operation. In addition, a penetration of our systems or a third party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation, and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. For more information about the cybersecurity risks that we face, see the risk factor entitled, “We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted” in Part I, Item 1A Risk Factors in this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity program.

Management participates in discussions and updates the Audit Committee, as necessary, regarding any material cybersecurity incident as well as incidents with lesser potential impact. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on our cyber risk program on an as-needed basis. Members of our Board of Directors receive presentations on cybersecurity topics from our Chief Information Security Officer, internal staff, or external experts as part of the Board of Directors’ continuing education on topics that impact public companies.

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team (and team personnel who support our information security program) has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity third party vendors and consultants. In addition, our team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence and other information obtained from governmental, public or private sources, including external vendors and consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment. The team is led by our Vice President - Software, Engineering, and IT, who also currently serves as our Interim Chief Information and Security Officer, and has over 24 years of industry experience leading IT for organizations of similar sizes. Team personnel who support our information security program have relevant educational and industry experience, including holding similar positions at previous large companies and government entities.

Item 2. Properties.

Our principal executive offices are located in Long Beach, California, where we lease approximately 23,000 square feet of office space. We also occupy corporate offices, warehouses and/or experience centers across the United States, Europe, Asia, Latin America and Australia.

We lease a 105,000 square foot warehouse that serves as our distribution center, manufacturing facility, and production facility in Long Beach, California, under a lease that expires in November 2024. In February 2024, the Company entered into a two-year lease extension for its Long Beach facility. Outside of the United States, we also lease several small office spaces in China, Australia, Japan, Spain, France, Germany, the United Kingdom, and Mexico for sales and marketing employees in those markets.

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

Holders
As of March 9, 2024, there were 51 holders of record of our Class A Common Stock. The actual number of stockholders of our Class A Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares of Class A Stock are held in street name by banks, brokers and other nominees.

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

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
We are authorized by the Board of Directors to repurchase shares of our Class A Common Stock from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or accelerated share repurchase programs depending on market conditions and other factors. The following table presents information related to our purchases of the Company's Class A Common Stock during the quarter ended December 31, 2023:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under Publicly Announced Plan or Program (1)
October 1, 2023 through October 31, 2023	1,311,315	$5.83	1,311,315	$89,974,044
November 1, 2023 through November 30, 2023	6,704,261	$2.22	6,704,261	$75,094,120
December 1, 2023 through December 31, 2023	1,915,931	$2.74	1,915,931	$69,844,738
	9,931,507	$2.80	9,931,507	$69,844,738

(1) On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock.

During the quarter ended December 31, 2023, the Company repurchased approximately 9.9 million shares for $27.8 million, excluding taxes. The share repurchase program does not obligate the Company to repurchase any specific number of shares, and may be suspended or discontinued at any time. Under the share repurchase plan, shares may be repurchased through a variety of methods including, but not limited to, open market transactions, privately negotiated transactions, transactions structured through investment banking institutions, or otherwise in compliance with Rule 10b5-1, and, to the extent applicable, Rule 10b-18 under the Exchange Act. However, subject to applicable rules and regulations, the extent to which the Company repurchases shares, and the timing of such repurchases, will depend upon a variety of factors as determined by the Company’s management.

Performance Graph
The graph above shows the total stockholder return of an investment of $100 cash on November 20, 2020 (the date our Class A Common Stock began trading on Nasdaq) through December 31, 2023 for (1) our Class A Common Stock, (2) Standard & Poor’s (“S&P”) 500 Index, and (3) the S&P Consumer Discretionary Select Sector Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report on Form 10-K, and can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed on March 1, 2023 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Business and Macroeconomic Conditions

We continued to execute against our plan to expand our footprint by selling and placing Delivery Systems worldwide, drive Consumables, invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Consumables include serums, solutions, tips, and other consumables. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry;
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions; and
•Issues related to older models of Syndeo and our actions to remediate such issues

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

As a result of the decision to market and sell Syndeo 3.0 devices exclusively, the Company has designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down of $19.6 million during the year ended December 31, 2023. The Company incurred costs of $24.6 million during the year ended December 31, 2023, associated with the cost to upgrade or replace Syndeo 1.0 or 2.0 devices during the year. As of December 31, 2023, the Company accrued additional costs of $21.0 million, primarily for the estimated cost to remediate, upgrade or exchange the remaining Syndeo 1.0 and 2.0 builds, which is expected to be completed during the first half of 2024. Any returning devices with a Syndeo 1.0 or 2.0 device build are expected to be responsibly destroyed. Syndeo inventory write-down and Syndeo Program charges were recognized in cost of sales for the year ended December 31, 2023.

Business Transformation Program and Other Restructuring Actions

The Company has recognized restructuring charges of $7.2 million primarily related to reductions in workforce of approximately 100 employees and consulting expenses for the year ended December 31, 2023 for the first phase of the Company’s business transformation plan and other restructuring actions. Outstanding liabilities for consulting expenses was $2.4 million as of the year ended December 31, 2023. Outstanding liabilities for reductions in force were immaterial as of the year ended December 31, 2023. Gross cost savings as a result of restructuring actions taken as of the year ended December 31, 2023 are expected to be approximately $15 million. In the second phase (“Phase 2”), of the Business Transformation Program, the Company expects cost savings to be driven by optimizing manufacturing operations and reduced operating spend. While the Company believes there are long-term savings to be achieved, as of the date of the issuance of these financial statements, Phase 2 of the restructuring program is not finalized, and the Company is re-evaluating the expected timing and savings.

Gross cost savings from 2023 restructuring actions are expected to be offset in 2024 to support short-term business needs such as the Company’s Syndeo program and investments intended to position the Company for future operational efficiencies. Investments include the enhancement of information system infrastructure, such as the Company’s customer relationship management tools and the automation of management reporting, and investment into inventory operations in response to the Company’s material weakness over inventory.

Components of our Results of Operations

Net Sales

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

Cost of Sales

Hydrafacial’s cost of sales consists of product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory.

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

Interest Expense

Interest expense primarily consists of interest accrued on the Company’s Convertible Senior Notes and amortization of debt issuance costs relating to the Notes. The Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated for the portion of the Notes which are repurchased, redeemed, or converted.

Interest Income

Interest income consists of interest earned from investments in money market funds that the Company classifies as cash equivalents. Interest income as a percentage of revenue will fluctuate period to period along with fluctuations in interest rates, which is not related to normal business operations.

Change in Fair Value of Warrant Liabilities

The Company’s Public and Private Placement Warrants are accounted for as liabilities in the Consolidated Balance Sheets and measured at fair value at inception and on a recurring basis. The value of the Private Placement Warrants was determined using a Monte Carlo simulation model. Changes in fair value of warrant liabilities as a percentage of revenue will fluctuate period to period along with fluctuations in fair value, which is not related to normal business operations.

Foreign Currency Transaction (Gain) Loss, Net

Foreign currency transaction gains and losses are generated by intercompany balances and transactions denominated in other currencies other than the functional currency of the entity. Foreign currency gains and losses as a percentage of revenue will fluctuate period to period along with fluctuations in exchange rates, which is not related to normal business operations.

Income Tax (Benefit) Provision

The provision for income taxes consists primarily of income taxes related to federal, state and foreign jurisdictions in which we conduct business.

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the years ended December 31, 2023 and December 31, 2022 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages may not foot due to rounding.

Comparison of Year Ended December 31, 2023 to Year Ended December 31, 2022

	Year Ended December 31,
(Dollars in millions)	2023	% of Net Sales	2022	% of Net Sales
Net sales	$398.0	100.0%	$365.9	100.0%
Cost of sales	242.9	61.0	117.1	32.0
Gross profit	155.1	39.0	248.8	68.0
Operating expenses
Selling and marketing	144.5	36.3	160.1	43.8
Research and development	10.1	2.5	8.4	2.3
General and administrative	131.4	33.0	106.1	29.0
Total operating expenses	286.0	71.9	274.6	75.1
Loss from operations	(130.9)	(32.9)	(25.8)	(7.1)
Interest expense	13.6	3.4	13.4	3.7
Interest income	(23.2)	(5.8)	(9.2)	(2.5)
Other (income) expense, net	(5.2)	(1.3)	1.7	0.5
Change in fair value of warrant liabilities	(11.9)	(3.0)	(78.3)	(21.4)
Foreign currency transaction (gain) loss, net	(2.4)	(0.6)	1.3	0.4
(Loss) income before provision for income taxes	(101.9)	(25.6)	45.3	12.4
Income tax (benefit) expense	(1.8)	(0.4)	1.1	0.3
Net (loss) income	$(100.1)	(25.2)%	$44.2	12.1%
Net Sales

	Year Ended December 31,		Change
(Dollars in millions)	2023	2022	Amount	%
Net sales
Delivery Systems	$206.6	$206.2	$0.4	0.2%
Consumables	191.4	159.6	31.7	19.9%
Total net sales	$398.0	$365.9	$32.1	8.8%
Percentage of net sales
Delivery Systems	51.9%	56.4%
Consumables	48.1%	43.6%
Total	100.0%	100.0%

Total net sales for the year ended December 31, 2023 increased $32.1 million, or 8.8%, compared to the year ended December 31, 2022. Delivery Systems net sales for the year ended December 31, 2023 increased $0.4 million, or 0.2%, compared to the year ended December 31, 2022. Increased net sales of Delivery Systems in APAC and EMEA were nearly offset by decreases in the Americas, which was impacted by provider experience challenges with Syndeo creating lower than expected demand. The prior year net sales of Delivery Systems in the Americas included the impact of the launch of Syndeo, which included trade-up net sales. Consumables sales for the year ended December 31, 2023 increased $31.7 million, or 19.9%, compared to the year ended December 31, 2022. The increase in Consumables sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the year ended December 31, 2023.

Cost of Sales, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
(Dollars in millions)	2023	2022	Amount	%
Cost of sales	$242.9	$117.1	$125.8	107.4%
Gross profit	$155.1	$248.8	$(93.7)	(37.7)%
Gross margin	39.0%	68.0%

Cost of sales increased by 107.4% primarily driven by $65.2 million of inventory write-downs and charges associated with the Syndeo Program, $18.3 million in charges for discontinued, excess, or obsolete inventory identified during the year ended December 31, 2023, $7.8 million in charges for contract losses, and higher product costs. Gross margin decreased from 68.0% to 39.0% during the year ended December 31, 2023, primarily due to reserves and charges associated with the Syndeo Program, higher charges related to other discontinued, excess, and obsolete product costs, and higher product costs.

Operating Expenses

Selling and Marketing

	Year Ended December 31,		Change
(Dollars in millions)	2023	2022	Amount	%
Selling and marketing	$144.5	$160.1	$(15.6)	(9.7)%
As a percentage of net sales	36.3%	43.8%

Selling and marketing expense for the year ended December 31, 2023 decreased $15.6 million, or 9.7%, compared to the year ended December 31, 2022. The decrease was primarily driven by lower sales commission expense, lower training and travel expense, lower marketing and advertising expense, and lower personnel related compensation expense, primarily driven by lower share-based compensation expense.

Research and Development

	Year Ended December 31,		Change
(Dollars in millions)	2023	2022	Amount	%
Research and development	$10.1	$8.4	$1.7	19.6%
As a percentage of net sales	2.5%	2.3%

Research and development expense for the year ended December 31, 2023 increased $1.7 million, or 19.6%, compared to the year ended December 31, 2022. The increase was primarily driven by higher personnel related compensation expense which includes higher annual cash incentives and higher share-based compensation expense.

General and Administrative

	Year Ended December 31,		Change
(Dollars in millions)	2023	2022	Amount	%
General and administrative	$131.4	$106.1	$25.3	23.9%
As a percentage of net sales	33.0%	29.0%

General and administrative expense for the year ended December 31, 2023 increased $25.3 million, or 23.9%, compared to the year ended December 31, 2022. The increase was primarily driven by higher personnel related compensation, an increase in depreciation and amortization expense, incremental bad debt expense, and higher software and professional fee expenses. Higher personnel related compensation includes higher annual cash incentives and severance, partially offset by lower share-based compensation expense. Increased depreciation and amortization expense include the amortization resulting from acquisitions made in 2023 and accelerated depreciation resulting from the decrease in useful lives for certain property and equipment.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other (Income) Expense, Net

	Year Ended December 31,		Change
(Dollars in millions)	2023	2022	Amount	%
Interest income	$(23.2)	$(9.2)	$(14.0)	152.6%
Change in fair value of warrant liabilities	$(11.9)	$(78.3)	$66.4	N/M
Other (income) expense, net	$(5.2)	$1.7	$(6.9)	N/M

Interest income for the year ended December 31, 2023 increased $14.0 million compared to the year ended December 31, 2022 due to higher interest earned on our investment in money market funds and $0.5 million received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

During the year ended December 31, 2023, the Company recognized income of $11.9 million related to the change in the fair value of the warrant liabilities, a decrease of $66.4 million, as compared to income of $78.3 million during the year ended December 31, 2022, driven by the fluctuation of the Company’s stock price.

During the year ended December 31, 2023, the Company recognized other income of $5.2 million primarily related to payments received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes (as defined below), and (iv) net proceeds received from the exercise of Public and Private Placement Warrants. As of December 31, 2023, we had cash and cash equivalents of approximately $523.0 million. A revolving credit facility of $50 million is also available to us as a source of capital. As of December 31, 2023, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

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

Capital expenditures for the year ending December 31, 2023 were $3.8 million. Based on our sources of capital, management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next 12 months. However, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, the continuing market acceptance of the Company’s products and services, expansion, and overall economic conditions.

The Company may also evaluate opportunities to repurchase and retire debt. In January 2024, the Company redeemed $75.0 million principal amount of our Notes at a weighted-average redemption price equal to 77% of the principal amount for $57.8 million.

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

Convertible Senior Notes

On September 14, 2021, we issued $750 million aggregate principal amount of 1.25% Convertible Senior Notes due 2026 in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The Notes were issued pursuant to, and are governed by, an indenture, dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, which began on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock. We used $90.2 million of the net proceeds from the sale of the Notes to fund the cost of entering into capped call transactions (described below). The net proceeds from the issuance of the Notes were approximately $638.7 million, net of capped call transaction costs of $90.2 million and debt issuance costs totaling $21.3 million. See Note 9 – Long-term Debt, to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Known Trends or Uncertainties

The majority of our customers operate within the medical industry (dermatologists and plastic surgeons), esthetician, and beauty retail industry. Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in our industry during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industry continue to occur, those events could adversely impact our revenues and earnings going forward.

In addition, we continue to face macro-economic challenges such as the possibility of recession or financial market instability, and the impact of any governmental actions on the economy. These factors may adversely impact consumer, business, and government spending as well as customers' ability to pay for our products and services on an ongoing basis.

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

Syndeo Program Costs

The Company has accrued $21.0 million as of December 31, 2023 for the estimated cost for its remediation plan to upgrade or exchange customer Syndeo devices to meet the Syndeo 3.0 device standard which is expected to be substantially complete by June 30, 2024.

Business Transformation Program and Other Restructuring Actions

The Company has recognized restructuring charges of $7.2 million primarily related to reductions in workforce and consulting expenses for the year ended December 31, 2023 for the first phase of the Company’s business transformation plan and other restructuring actions. Outstanding liabilities for consulting expenses was $2.4 million as of the year ended December 31, 2023. Outstanding liabilities for reductions in force were immaterial as of the year ended December 31, 2023.

Stock Repurchase Program

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. During the year ended December 31, 2023, the Company repurchased approximately 10.4 million shares for $30.2 million, excluding taxes.

Debt Repurchase

In January 2024, the Company redeemed $75.0 million principal amount of our Notes at a weighted-average redemption price equal to 77% for $57.8 million.

Discontinuation of Trade-up Program in 2024

The Company has historically accepted Delivery Systems in trade-up transactions with the intent to refurbish and resale such Delivery Systems received from the customer. The Company recognized revenue based on the estimated fair value of such Delivery Systems for the fiscal years ended 2023 and 2022 of approximately $17 million and $9 million, respectively. While the Company still expects to resell Delivery Systems previously received in trade-up transactions, starting in 2024, the Company will discontinue the use of trade-up transactions and the ensuing revenue recognition for noncash consideration.
Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments as of December 31, 2023. In regards to future capital expenditures, we intend to use cash-on-hand and cash from operations to help satisfy future requirements.

	Payments Due by Fiscal Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 years	3-5 Years	More than 5 Years
Notes (1)	$750.0	$—	$750.0	$—	$—
Interest on Notes (1)	28.1	9.4	18.8	—	—
Operating leases	15.1	4.8	3.9	2.3	4.2
Purchase of inventory, service, and other	73.7	73.3	0.4	—	—
Total contractual obligations	$866.9	$87.5	$773.1	$2.3	$4.2

(1)    The Notes will mature on October 1, 2026 and are due either in cash or shares of the Company’s Class A Common Stock. From and after April 1, 2026, noteholders may convert their Notes into shares of Class A Common Stock until the close of business on the second scheduled trading day immediately before the maturity date. In January 2024, the Company redeemed $75.0 million principal amount of our Notes at a weighted-average redemption price equal to 77% for $57.8 million. The remaining payments on the Notes and the interest on the Notes will be lower than as indicated in the table above.

Cash Flow

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Year Ended December 31,
(Dollars in millions)	2023	2022
Cash and cash equivalents at beginning of period	$568.2	$901.9
Operating activities:
Net (loss) income	(100.1)	44.2
Non-cash adjustments	98.5	(5.6)
Changes in working capital	23.4	(145.3)
Net cash provided by (used for) operating activities	21.8	(106.6)
Net cash used for investing activities	(31.5)	(18.9)
Net cash used for financing activities	(37.4)	(205.2)
Net change in cash and cash equivalents	(47.2)	(330.7)
Effect of foreign currency translation	2.0	(3.0)
Cash and cash equivalents at end of period	$523.0	$568.2

Operating Activities

Net cash provided by operating activities were $21.8 million in 2023, as compared to net cash used for operating activities of $106.6 million in 2022. The change in cash was primarily related to lower working capital usage, and the net impact of current year net loss and other non-cash adjustments. The net loss, non-cash adjustments, and change in inventories and other accrued expenses include the impact of the Syndeo Program charges. The prior year net income and non-cash adjustments include the impact of $78.3 million gain resulting from the change in fair value of the Company’s warrants.

Investing Activities

Net cash used for investing activities were $31.5 million in 2023, as compared to $18.9 million in 2022. The increase in cash used for investing activities was primarily related to the cash payment associated with the asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $18.5 million.

Financing Activities

Net cash used for financing activities were $37.4 million in 2023, as compared to $205.2 million in 2022. The change in cash was primarily related to higher share repurchases in the prior year.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses, and related disclosures. We re-evaluate our estimates on an on-going basis. Our estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results may differ from these estimates and could differ based upon other assumptions or conditions. The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those noted below.

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

Subjective Estimates and Judgements: The determination of the reduction of the transaction price for noncash consideration received related to the Company’s trade-in program requires that we make certain estimates and assumptions that affect the timing and amounts of revenue recognized. We estimate the noncash consideration based on the Company’s historical experience of reselling refurbished Delivery Systems. As a result, the noncash consideration represents the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort. The Company recognized revenue based on the estimated fair value of such Delivery Systems for the fiscal years ended 2023 and 2022 of approximately $17 million and $9 million, respectively.

Impact if Actual Results Differ from Estimates and Judgements: If the actual selling price of the refurbished Delivery Systems are lower or higher than the estimated reselling price, the difference would result in an increase or decrease in gross profit in the periods the refurbished Delivery Systems are sold. As of December 31, 2023, the Company had approximately 1,400 units at an estimated value of approximately $21 million. A 10% change in the value of noncash consideration would result in an approximate $2 million change in the Company’s estimate.

Goodwill and Intangible Assets

Management’s Policy: Intangible assets are composed of developed technology, customer relationships, trademarks, and capitalized software. At initial recognition, intangible assets acquired in a business combination are recognized at their fair value as of the date of acquisition. Following initial recognition, intangible assets are carried at cost less accumulated amortization and impairment losses, if any, and are amortized on a straight-line basis over the estimated useful life of the asset. Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized but is evaluated for impairment annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

Subjective Estimates and Judgements: We assess the impairment of intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If necessary, we will use an industry accepted valuation model to estimate the fair value. The fair value calculation requires significant judgments in determining the assets’ fair value, such as estimated cash flows, weighted-average cost of capital, comparable market multiples for the industry segment, royalty rates, when applicable, as well as market conditions. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. If these assumptions differ materially from future results, we may record impairment charges in the future.

Impact if Actual Results Differ from Estimates and Judgements: Changes in qualitative factors assessed, changes to assumptions used in the impairment test, selection and weighting of the various fair value techniques, and downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and intangible assets and could result in impairment losses which could have a material impact on our financial condition and earnings.

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

Subjective Estimates and Judgements: Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized. Significant judgement is required to determine if a valuation allowance is needed. As of December 31, 2023, we incurred cumulative pre-tax losses, and as a result, we do not rely on our projections as a source of income that would give us the ability to realize our deferred tax assets. In order to determine the realizability of our deferred income tax assets, we have pointed to the reversal of our taxable temporary differences as a source of income that will result in the realization of our deferred income tax assets.

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

Impact if Actual Results Differ from Estimates and Judgments: Although management believes that the judgments and estimates used are reasonable, should actual factors and conditions differ materially from those considered by management, the actual realization of the net deferred tax asset and tax positions taken could differ materially from the amounts recorded in the financial statements. If we are not able to realize all or part of our net deferred tax asset in the future or if a tax position is overturned by a taxing authority, an adjustment to the deferred tax asset valuation allowance would be charged to income tax expense in the period the determination is made which could have a material impact on our earnings.

Warrant Liabilities

Management’s Policy: We classify the Public and Private Placement Warrants (“Warrant liabilities”) as liabilities on our Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. The Warrant liabilities were initially recorded at fair value on the date of the Business Combination and at each reporting date thereafter. There were no Public Warrants outstanding as of December 31, 2023. The value of the Private Placement Warrants was determined at year end using the Monte Carlo simulation model. Changes in the fair value of these instruments are recognized within the Consolidated Statements of Comprehensive Income Loss.

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

Syndeo Program Reserves

Management’s Policy: The Company accrues for the estimated cost for its remediation plan to upgrade or exchange customer Syndeo devices to meet the Syndeo 3.0 device standard. The cost of the remediation program has been recognized in cost of sales, and is based on the Company’s estimates of the cost to upgrade or exchange customer devices.

Subjective Estimates and Judgements: The accrued cost includes significant judgments regarding customer response rates, the assumed method of remediation, and the cost of remediation, which include considerations such as the material and labor costs of upgrades and the manufacturing and logistics costs for replacement devices. As of December 31, 2023, the Company has accrued $21.0 million for the estimated cost for its remediation plan to upgrade or exchange Syndeo devices.

Impact if Actual Results Differ from Estimates and Judgments: Changes around assumptions and estimates used can result in an increase or decrease in the Company’s estimate: An assumed 10% change in the cost of remediation would result in approximately $2 million change in the Company’s estimate.

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. Based on investment positions as of December 31, 2023, a hypothetical 100 basis point increase in interest rates across all maturities would result in approximately $5 million increase in the fair market value of the portfolio.

Our debt obligations related to the Notes are long-term in nature with fixed interest rates.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the China Renminbi, British pound sterling, Euro, and Australian dollar. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies (e.g., unfavorable movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries) will negatively affect our revenue and net operating results as expressed in U.S. dollars. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets, liabilities, and commitments denominated in currencies other than the functional currencies at the balance sheet date, it would have resulted in an adverse effect on income before income taxes of approximately $8 million as of December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beauty Health Company and its subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Syndeo Program Reserve — Refer to Note 18 to the financial statements

Critical Audit Matter Description

The Company has accrued $21 million as of December 31, 2023, for the estimated cost for its remediation plan to upgrade or replace customer Syndeo 1.0 or 2.0 devices to meet the Syndeo 3.0 device standard. The cost of the remediation program is based upon a number of estimates, including the customer response rate, the assumed method of remediation, and the cost of remediation, which include considerations such as the material and labor costs of upgrades and the manufacturing and logistics costs for replacement devices.

Given the significant judgments made by management in estimating the Syndeo Program Reserve, performing audit procedures to evaluate the reasonableness of the assumptions and estimates used by management required a high degree of auditor judgment and an increased extent of effort in evaluating the audit evidence obtained.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the Company's Syndeo Program Reserve included the following, among others:

•We tested the effectiveness of the controls over management’s methodology and assumptions used in the Syndeo Program Reserve.

•We tested the completeness and accuracy of the underlying data, including the total devices subject to the program, actual customer participation to-date activity, including the method of remediation, and the costs used in the computation of management’s estimate.

•We obtained information from Company personnel who are responsible for monitoring the status of Syndeo Program Reserve with customers to assess the reasonableness of assumptions used in the calculations.

•We evaluated the Company’s ability to estimate by comparing actual results to previous estimates and judgments made by management.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2024

We have served as the Company's auditor since 2020.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$523,025	$568,197
Accounts receivable, net of allowances for estimated credit losses of $6,604 and $2,929 at December 31, 2023 and December 31, 2022, respectively	54,697	76,494
Inventories	91,321	109,656
Income tax receivable	332	1,280
Prepaid expenses and other current assets	28,877	27,648
Total current assets	698,252	783,275
Property and equipment, net	14,226	18,184
Right-of-use assets, net	12,120	15,637
Intangible assets, net	62,123	46,386
Goodwill	125,818	124,593
Deferred income tax assets, net	531	815
Other assets	16,043	14,193
TOTAL ASSETS	$929,113	$1,003,083
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,768	$28,467
Accrued payroll-related expenses	22,028	21,677
Syndeo Program reserves	21,009	—
Lease liabilities, current	4,598	4,958
Income tax payable	2,759	1,429
Other accrued expenses	19,846	15,183
Total current liabilities	115,008	71,714
Lease liabilities, non-current	9,319	12,689
Deferred income tax liabilities, net	702	2,011
Warrant liabilities	3,555	15,473
Convertible senior notes, net	738,372	734,143
Other long-term liabilities	2,767	—
Total liabilities	869,723	836,030
Commitments (Note 14)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 122,899,002 and 132,214,695 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	12	14
Additional paid-in capital	541,281	550,320
Accumulated other comprehensive loss	(3,036)	(4,530)
Accumulated deficit	(478,867)	(378,751)
Total stockholders’ equity	59,390	167,053
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$929,113	$1,003,083

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$397,991	$365,876	$260,086
Cost of sales	242,878	117,097	81,548
Gross profit	155,113	248,779	178,538
Operating expenses:
Selling and marketing	144,496	160,076	111,583
Research and development	10,102	8,444	8,195
General and administrative	131,432	106,100	98,688
Total operating expenses	286,030	274,620	218,466
Loss from operations	(130,917)	(25,841)	(39,928)
Interest expense	13,649	13,392	11,777
Interest income	(23,173)	(9,175)	(39)
Other (income) expense, net	(5,200)	1,650	4,489
Change in fair value of warrant liabilities	(11,919)	(78,343)	277,315
Change in fair value of earn-out shares	—	—	47,100
Foreign currency transaction (gain) loss, net	(2,385)	1,296	69
(Loss) income before provision for income taxes	(101,889)	45,339	(380,639)
Income tax (benefit) expense	(1,773)	1,115	(1,875)
Net (loss) income	(100,116)	44,224	(378,764)
Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,494	(3,273)	(1,499)
Comprehensive (loss) income	$(98,622)	$40,951	$(380,263)
Net (loss) income per share
Basic	$(0.76)	$0.30	$(3.71)
Diluted	$(0.76)	$(0.23)	$(3.71)
Weighted average common shares outstanding
Basic	131,680,605	147,554,090	102,114,949
Diluted	131,680,605	148,506,312	102,114,949

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)

	Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2020	35,501,743	$4	$13,952	$(554)	$242	$(44,211)	$(30,567)
Net loss	—	—	—	—	—	(378,764)	(378,764)
Issuance of Class A Common Stock in connection with business acquisitions	590,099	—	9,341	—	—	—	9,341
Issuance of earn-out shares	7,500,000	1	136,574	—	—	—	136,575
Issuance of Class A Common Stock pursuant to equity compensation plan	30,963	—	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(6,812)	—	—	—	—	—	—
Reverse recapitalization transaction, net	89,898,170	9	182,397	554	—	—	182,960
Purchase of capped calls related to Convertible Senior Notes	—	—	(90,150)	—	—	—	(90,150)
Issuance of Class A Common Stock in connection with the Warrant Redemptions	17,083,884	2	457,718	—	—	—	457,720
Share-based compensation	—	—	12,418	—	—	—	12,418
Foreign currency translation adjustment	—	—	—	—	(1,499)	—	(1,499)
BALANCE, December 31, 2021	150,598,047	$16	$722,250	$—	$(1,257)	$(422,975)	$298,034
Net income	—	—	—	—	—	44,224	44,224
Issuance of Class A Common Stock in connection with asset acquisition	28,733	—	500	—	—	—	500
Issuance of Class A Common Stock pursuant to equity compensation plan	409,565	—	—	—	—	—	—
Repurchase and retirement of Class A Common Stock	(18,759,243)	(2)	(159,998)	—	—	—	(160,000)
Equity forward contract in connection with accelerated share repurchase	—	—	(40,000)	—	—	—	(40,000)
Shares withheld for tax withholdings on vested stock awards	(62,407)	—	(927)	—	—	—	(927)
Share-based compensation	—	—	28,495	—	—	—	28,495
Foreign currency translation adjustment	—	—	—	—	(3,273)	—	(3,273)
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$—	$(4,530)	$(378,751)	$167,053

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)
(in thousands, except for share amounts)

	Common Stock		Additional Paid-in Capital	Note Receivable from Stockholder	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$—	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	—	(100,116)	(100,116)
Issuance of Class A Common Stock in connection with asset acquisition	109,625	—	1,310	—	—	—	1,310
Issuance of Class A Common Stock pursuant to equity compensation plan	1,039,176	—	—	—	—	—	—
Issuance of Class A Common Stock relating to employee stock purchase plan	241,342	—	3,036	—	—	—	3,036
Shares withheld for tax withholdings on vested stock awards	(355,087)	—	(3,234)	—	—	—	(3,234)
Accelerated share repurchase payment	—	—	(2,240)	—	—	—	(2,240)
Repurchase and retirement of Class A Common Stock	(10,350,749)	(2)	(30,455)	—	—	—	(30,457)
Share-based compensation	—	—	22,544	—	—	—	22,544
Foreign currency translation adjustment	—	—	—	—	1,494	—	1,494
BALANCE, December 31, 2023	122,899,002	$12	$541,281	$—	$(3,036)	$(478,867)	$59,390

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(100,116)	$44,224	$(378,764)
Adjustments to reconcile net (loss) income to net cash from operating activities
Share-based compensation	22,544	28,495	12,418
Amortization of intangible assets	20,907	14,852	13,297
Depreciation of property and equipment	11,332	7,164	4,486
Amortization of other assets	2,436	857	147
Amortization of debt issuance costs	4,229	4,229	4,061
Syndeo inventory write-down	19,568	—	—
Inventory write-down	18,272	5,144	1,134
Provision for estimated credit losses	5,153	1,622	854
Change in fair value adjustment of warrant liabilities	(11,919)	(78,343)	277,315
Change in fair value adjustment of earn-out shares	—	—	47,100
Other, net	5,988	10,423	5,733
Changes in operating assets and liabilities:
Accounts receivable	16,520	(32,025)	(31,013)
Inventories	(22,617)	(84,363)	(7,288)
Income taxes receivable	(3,666)	3,871	35
Prepaid expenses and other current assets	(3,285)	(17,718)	(5,067)
Accounts payable	15,783	(262)	10,523
Accrued payroll and other expenses	26,936	(3,357)	24,784
Income taxes payable	1,282	665	(594)
Other, net	(7,597)	(12,078)	(7,522)
Net cash provided by (used for) operating activities	21,750	(106,600)	(28,361)
Cash flows used in investing activities:
Cash paid for intangible assets	(9,224)	(6,547)	(4,415)
Cash paid for property and equipment	(3,825)	(10,847)	(11,201)
Cash paid for asset acquisitions	(18,458)	(1,475)	—
Cash paid for business acquisition	—	—	(22,896)
Other, net	—	—	781
Net cash used for investing activities	(31,507)	(18,869)	(37,731)
Cash flows from financing activities:
Repurchases of Class A Common Shares	(30,155)	(160,000)	—
Payment of accelerated share repurchases	(2,240)	—	—
Payment of tax withholdings on vested stock awards	(3,234)	(927)	—
Payment of contingent consideration related to acquisitions	(1,819)	—	—
Proceeds from issuance of convertible senior notes	—	—	750,000
Purchase of capped calls related to convertible senior notes	—	—	(90,150)
Proceeds from exercise of warrants	—	—	188,378
Proceeds from revolving facility	—	—	5,000
Repayment of revolving facility	—	—	(5,000)
The accompanying notes are an integral part of these consolidated financial statements

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Payment of debt issuance costs	—	—	(21,341)
Repayment of term loan	—	—	(225,486)
Proceed from Business Combination	—	—	357,634
Advanced payment for equity forward contract	—	(40,000)	—
Other, net	—	(4,315)	—
Net cash (used for) provided by financing activities	(37,448)	(205,242)	959,035
Net change in cash and cash equivalents	(47,205)	(330,711)	892,943
Effect of foreign currency translation on cash	2,033	(2,978)	(543)
Cash and cash equivalents, beginning of period	568,197	901,886	9,486
Cash and cash equivalents, end of period	$523,025	$568,197	$901,886

Supplemental disclosures of cash flow information and non-cash investing and financing activities:
Cash paid for interest	$9,375	$9,818	$10,249
Class A Common Stock issued for asset acquisition	1,310	500	—
Cash paid (received) for income taxes	2,269	(1,339)	1,700
Issuance of earn-out shares	—	—	136,575
Trade receivables due from seller	—	—	6,623
Notes payable to seller	—	—	2,153
Contingent consideration	—	—	783
Issuance of Class A Common Stock in connection with business acquisitions	—	—	9,341

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Business

The Beauty Health Company (the “Company”) is a global category-creating company focused on delivering skin health experiences that help consumers reinvent their relationship with their skin, bodies, and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in microneedling; and Keravive in scalp health. Together, with its powerful global community of estheticians, partners, and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

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

Basis of Presentation

The Consolidated Financial Statements in this Annual Report on Form 10-K are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the Company’s consolidated domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated.

Subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during the six months ended June 30, 2023, the Company identified prior period misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements to correct for these misstatements. These misstatements impacted the fiscal years 2020 to 2022.

The revision of the previously issued consolidated financial statements is presented in the accompanying consolidated financial statements and related disclosures. For further detail, refer to Note 19 – Revision for Immaterial Misstatements.

Certain prior period amounts have been reclassified to conform to the current period presentation, including previously reported inventories in the consolidated statement of cash flows which were disclosed net of $5.1 million and $1.1 million inventory write-down for the years ended December 31, 2022 and December 31, 2021, respectively. We reclassified the inventory write-down in the prior period to conform to the current period presentation of inventory write-down as an adjustment to reconcile net income to net cash from operating activities. This reclassification had no effect on the previously reported net cash used for operating activities.

Note 2 — Summary of Significant Accounting Policies

Business Combination

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

Accounts Receivable

Accounts receivable primarily arise out of product purchases by customers and from various distribution channels. Typical payment terms provide that customers pay within less than a year of the invoice. The allowance for estimated credit losses represents management's best estimate of probable credit losses in accounts receivable. The allowance is based upon a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the specific customer’s ability to pay its obligation and any other forward-looking data regarding customers’ ability to pay which may be available, and other qualitative factors. Receivables are written off against the allowance when management believes that the amount receivable will not be recovered.

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

During the quarter ended December 31, 2023, the Company determined with respect to Syndeo devices, to market and sell Syndeo 3.0 devices exclusively, and as such, the Company designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down of $19.6 million during the year ended December 31, 2023. Refer to Note 18 – Restructuring Charges for further detail.

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

The key estimates and factors used in the valuation models would include revenue growth rates and profit margins based on our internal forecasts, our specific weighted-average cost of capital used to discount future cash flows, and comparable market multiples for the industry segment, when applicable, as well as our historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments and could cause the fair values of the reporting units to fall below their respective carrying values, resulting in a non-cash impairment charge. Such charge could have a material effect on the consolidated financial statements.

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

Leased Property and Equipment

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate to determine the present value of lease payments as the rate implicit in the lease is generally not readily determinable. The Company excludes right-of-use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet,and combines lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance expenses, property taxes, property insurance, and management fees. The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal and termination options. Operating lease costs are recognized on a straight-line basis over the lease term.

Impairment of Long-lived Assets

Long-lived assets, including intangible assets with finite lives and right-of-use assets, are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined.

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

On November 3, 2021 all of the Public Warrants that were outstanding were redeemed (the “Redemption Date”). As of December 31, 2023 and 2022, no Public Warrants were outstanding and approximately 7 million Private Placement Warrants remain outstanding. As of December 31, 2023 and 2022, the Private Placement Warrants are measured at fair value using a Monte Carlo simulation model because these warrants are not subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The Private Placement Warrants are classified as a Level 3 financial instruments as of December 31, 2023 and 2022. The Private Placement Warrants expire five years after the Business Combination.
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

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company accounts for the Notes under Accounting Standards Codification (“ASC”) ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity (“ASU 2020-06”), which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes as a long-term liability at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the Notes as a current, rather than a long-term liability. Refer to Note 9—Long-term Debt for further detail.

Capped Call Transactions

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes, and generally reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company may make in excess of the principal amount of the converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the capped call transactions. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance on indexation and equity classification, and recognized the contract by recording an entry to additional paid-in capital (“APIC”) in stockholders’ equity in its Consolidated Balance Sheets. The Company also determined that the capped call option contracts meet the definition of a derivative under ASC 815 — Derivatives and Hedging (“ASC 815”), but are not required to be accounted for as a derivative as they meet the scope exception outlined in ASC 815. The capped call options are recorded in APIC and not remeasured.

Issuance Costs

Issuance costs related to our Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other direct costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes using the effective interest method. Refer to Note 9 – Long-term Debt for further detail.

Revenue Recognition

Net sales consist of the sale of products to retail and wholesale customers through e-commerce and distributor sales. The Company generates revenue through manufacturing and selling its patented hydradermabrasion delivery systems (“Delivery Systems”). In conjunction with the sale of Delivery Systems, the Company also sells single-use tips, solutions, and serums used to provide a Hydrafacial treatment (collectively “Consumables”). Original Consumables are sold solely and exclusively by the Company (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

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

Revenue is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for the sale of its products which is determined based upon the sales price per the invoice or contract and the estimated fair market value of any non-cash consideration, if applicable. Discounts applied to invoices are not associated with future purchases and solely relate to the product invoiced. As a result, the invoice and transaction price are recorded net of any discounts.

The Company’s sales terms for its Delivery Systems generally allow for the right of return within 30 days, subject to a restocking fee. Estimates for variable consideration, which relate to sales returns associated with Delivery Systems, are based on the expected amount the Company will be entitled to receive, subject to constraint, and is recorded as a reduction against net sales. Sales returns are estimated based on historical sales and returns data and have not significantly impacted net sales because sales returns are not material.

Depending on the type of Delivery System that was purchased, the Company offers its customers with a one-year or two-year standard type warranty that provides the customer with the assurance that its Delivery Systems will function as intended. During the fourth quarter of 2023, the Company announced a one year extension of warranty for certain Syndeo systems from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. The warranty reserve is assessed periodically, and the reserve is adjusted as necessary based on a review of historical warranty experience as well as the length and actual terms of the warranties. Total warranty reserve was approximately $6 million and $2 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023, approximately $4 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Consolidated Balance Sheets. As of December 31, 2022, approximately $2 million was included in other accrued expenses on the Consolidated Balance Sheets.

The Company also has a loyalty program that allows members to receive points based on qualifying Consumable purchases that may be redeemed as a discount on future consumable purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in other accrued expenses on the Consolidated Balance Sheets was approximately $1 million as of December 31, 2023 and 2022.

In addition, during the fiscal years 2023 and 2022 the Company provided certain customers with the option to trade-in their existing Delivery System and apply the fair value of their old Delivery System towards the transaction price of a Syndeo device, the Company’s current generation Delivery System (“Syndeo”). The Company determined that the trade-in is viewed as a marketing offer due to the fact that it does not constitute the Company’s customary business practice and was not offered at contract inception. Therefore, the trade-in is accounted for under ASC 606 and represents a type of noncash consideration, which the Company measures at its estimated fair value. The estimated fair value represents the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort. The estimated selling price is determined based on the Company’s historical experience of reselling refurbished Delivery Systems. The Company recognized revenue based on the estimated fair value of such Delivery Systems for the fiscal years ended 2023 and 2022 of approximately $17 million and $9 million, respectively.

Payment terms vary by customer but typically provide for the customer to pay within less than a year; however, the Company provides options for qualified customers through third party financing companies, generally without recourse to the Company, or through internal financing to pay for Delivery Systems over 12 monthly installments or less. Under certain limited arrangements, which are not material, the customer’s receivable balance is with recourse whereby we are responsible for repaying the financing company should the customer default. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions. The Company does not evaluate contracts of one year or less for the existence of a significant financing component.

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

Advertising costs are expensed in the period in which they are incurred. Total advertising costs were $2.3 million, $3.8 million and $3.2 million for the years ending December 31, 2023, 2022, and 2021 respectively.

Research and Development Expense

Research and development expense primarily consists of personnel-related expenses, tooling and prototype materials, technology investments, and other expenses incurred in connection with the development of new products and internal technologies.

General and Administrative Expense

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

Interest Expense

Interest expense primarily consists of interest accrued on the Company’s Notes and amortization of debt issuance costs relating to the Notes. The Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated for the portion of the Notes which are repurchased, redeemed, or converted.

Interest Income

Interest income consists of interest earned from investments in money market funds that the Company classifies as cash equivalents.

Change in Fair Value of Warrant Liabilities

In accordance with ASC 815-40 – Contracts in Entity's Own Equity, the Company’s Public and Private Placement Warrants are accounted for as liabilities in the Consolidated Balance Sheets and measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Company’s Consolidated Statements of Comprehensive Income (Loss). There were no Public Warrants outstanding as of December 31, 2023 and 2022. The value of the Private Placement Warrants was determined at year end using the Monte Carlo simulation model. Changes around share price volatility and assumptions and inputs used in the Monte Carlo model can result in an increase or decrease in fair value which can substantially impact the outstanding liability and the change in fair value of warrant liabilities. Changes in fair value of warrant liabilities as a percentage of revenue will fluctuate period to period along with fluctuations in fair value, which is not related to normal business operations.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, it determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

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

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. If any, the Company recognizes interest and penalties on unrecognized tax benefits in income tax expense.

Foreign Currency

The Company’s reporting currency is the U.S. Dollars. The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the exchange rate in effect on the balance sheet date. Net revenue and expenses are translated at the average rate in effect during the period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders' equity.

Transactions between the parent company and its foreign subsidiaries are denominated in U.S. Dollars or in local currency. Accordingly, amounts are remeasured on the balance sheet date and recorded as a foreign currency transaction gain or loss in the Consolidated Statements of Comprehensive Income (Loss).

Foreign currency transaction gains and losses are generated by intercompany balances and transactions denominated in other currencies other than the functional currency of the entity.

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

Stock-based Compensation

The Company accounts for stock-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s common stock, the risk-free rate of interest and the dividend yield on the Company’s common stock. The fair value of the Company’s restricted stock units is the closing price of the Company’s common stock on the grant date. The fair value of the Company’s performance-based restricted stock units is estimated using a Monte Carlo simulation model. The consolidated financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards in the Consolidated Statements of Comprehensive Income (Loss) based on the department to which the recipient reports. The Company’s policy is to account for forfeitures in period that they occur.

Earnings per Share

Earnings per share is calculated using the weighted-average number of common and exchangeable shares outstanding during the period. Exchangeable shares are the equivalent of common shares in all material respects. Diluted earnings per share is calculated by dividing net income available to stockholders for the period by the diluted weighted-average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, performance-based restricted stock units, and restricted stock units using the treasury stock method and the "if-converted" method related to the Notes.

Fair Value of Financial Instruments

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

New Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Note 3 — Business Combinations

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

Note 4 — Revenue

The Company manages its business on the basis of one operating segment and one reportable segment. As a result, the chief operating decision maker, who is the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Net Sales
Delivery Systems	$206,630	$206,235	$139,464
Consumables	191,361	159,641	120,622
Total net sales	$397,991	$365,876	$260,086

Net sales by geographic region were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Americas	$227,709	$243,243	$169,426
Asia-Pacific	82,193	54,306	43,701
Europe, the Middle East and Africa	88,089	68,327	46,959
Total net sales	$397,991	$365,876	$260,086

No single customer accounted for 10% or more of consolidated net sales during the years ended December 31, 2023, 2022, and 2021.

As of December 31, 2023, the Company had no customers that accounted for 10% or more of the Company’s accounts receivable balance. As of December 31, 2022, the Company had one customer that accounted for 12% of the Company’s accounts receivable balance.

The changes in allowance for estimated credit losses are as follows:

(in thousands)	Year Ended December 31, 2023
Beginning balance	$2,929
Provision for estimated credit losses	5,153
Write-offs, recoveries of previous write-offs, and foreign currency translation impact	(1,478)
Ending balance	$6,604

Note 5 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$24,406	$38,373
Finished goods	66,915	71,283
Total inventories	$91,321	$109,656

As a result of the Company’s decision, with respect to Syndeo devices, to market and sell Syndeo 3.0 devices exclusively, the Company has designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down of $19.6 million during the year ended December 31, 2023. Refer to Note 18 – Restructuring Charges for further detail. The Company also identified $18.3 million in discontinued, excess, or obsolete inventory during the year ended December 31, 2023.

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
Accrued compensation and payroll taxes	$10,458	$5,511
Accrued sales commissions	7,565	10,523
Accrued benefits	4,005	5,643
Total accrued payroll-related expenses	$22,028	$21,677

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
Sales and VAT tax payables	$4,971	$4,904
Royalty liabilities	3,914	2,348
Accrued interest	2,344	2,344
Note payable due seller	—	1,819
Other	8,617	3,768
Total other accrued expenses	$19,846	$15,183

Long-lived assets, which includes property and equipment, net and right-of-use assets, net, by geographic region were as follows for the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
U.S.	$13,937	$19,974
United Kingdom	4,174	3,577
China	3,398	4,620
Rest of World	4,837	5,650
Total long-lived assets	$26,346	$33,821

As of December 31, 2023 and 2022, the Company has approximately $15 million and $6 million, respectively, of non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture or assemble final products for the Company, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company purchases components directly from suppliers and do not reflect the sale of these components to the manufacturing vendors in net sales.

Note 6 — Leases

Operating right-of-use assets and lease liabilities as of December 31, 2023 and December 31, 2022 comprises the following:

(in thousands)	December 31, 2023	December 31, 2022
Right-of-use assets, net	$12,120	$15,637

Lease liabilities, current	$4,598	$4,958
Lease liabilities, non-current	9,319	12,689
Total lease liabilities	$13,917	$17,647

Operating lease costs for the years ended December 31, 2023, 2022, and 2021 were $5.2 million, $5.0 million, and $3.3 million, respectively. Short-term lease cost and variable lease costs were immaterial for the years ended December 31, 2023, 2022, and 2021.

The following table summarizes future operating lease payments as of December 31, 2023:

(in thousands)	Future Minimum Payments
2024	$4,816
2025	2,110
2026	1,744
2027	1,228
2028	1,056
Thereafter	4,162
Total	15,116
Less: Imputed Interest	(1,199)
Present value of net lease payments	$13,917

The following table includes supplemental operating lease information:

	Year Ended December 31,
Supplemental Cash Flow Information (dollars in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$5,419	$2,981	$3,041
Lease liabilities arising from new right-of-use assets	$1,181	$4,476	$5,707
Weighted average remaining lease term (in years)	6.1	6.0	6.3
Weighted average discount rate	3.18%	2.98%	2.75%

Finance lease balances are not material and are included in property and equipment and other accrued expenses on the Consolidated Balance Sheets.

Note 7 — Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	December 31, 2023	December 31, 2022
Furniture and fixtures	2-7	$5,903	$5,364
Computers and equipment	3-5	5,479	4,901
Machinery and equipment	2-5	8,597	6,427
Autos and trucks	5	242	161
Tooling	5	887	638
Leasehold improvements	Shorter of remaining lease term or estimated useful life	12,323	11,812
Construction in progress		748	1,375
Total property and equipment		34,179	30,678
Less: accumulated depreciation and amortization		(19,953)	(12,494)
Property and equipment, net		$14,226	$18,184

Note 8 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning balance	$124,593	$123,694	$98,531
Measurement period adjustments	—	2,154	26,600
Foreign currency translation impact	1,225	(1,255)	(1,437)
Ending balance	$125,818	$124,593	$123,694

The Company performed its annual impairment test and determined that goodwill was not impaired since the reporting unit's fair value exceeded its carrying value.

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(64,453)	$27,176	3 - 10
Customer relationships	18,809	(11,317)	7,492	5 - 10
Capitalized software	18,423	(4,078)	14,345	3 - 5
Trademarks	11,521	(5,367)	6,154	15
Non-compete agreement	5,878	(1,530)	4,348	3
Patents	3,132	(524)	2,608	3 - 19
Total intangible assets	$149,392	$(87,269)	$62,123

Acquisition of Esthetic Medical, Inc. and Anacapa Aesthetics LLC
In February 2023, Edge Systems Intermediate, LLC, an indirect, wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Esthetic Medical, Inc. (“EMI”) in exchange for (i) a cash payment of $11.8 million and (ii) 109,625 shares of Class A Common Stock of the Company ($1.3 million). In addition, Dr. Lawrence Groop (the “Seller”) is entitled to receive up to an additional $3.2 million in contingent consideration based upon the achievement of certain conditions defined in the purchase agreement, of which $1.9 million was considered probable as of the acquisition date. Applicable tax guidance was used to apply the simultaneous equation method to incrementally assign $4.6 million to the book value of the intangible asset in excess of the purchase price. The Company accounted for this transaction as an asset acquisition and allocated substantially all of the purchase price and the tax basis difference totaling $19.9 million to intangible assets, primarily related to developed technology.

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

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2022 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$73,188	$(54,422)	$18,766	3 - 8
Customer relationships	18,089	(7,602)	10,487	5 - 10
Trademarks	10,907	(4,119)	6,788	15
Capitalized software	9,620	(1,507)	8,113	3 - 5
Non-compete agreement	776	(395)	381	3
Patents	2,226	(375)	1,851	3 - 19
Total intangible assets	$114,806	$(68,420)	$46,386

Acquisition of The Personalized Beauty Company, Inc. (“Mxt”)
On April 12, 2022, the Company, through its indirect, wholly-owned subsidiary, Edge Systems Intermediate, LLC, acquired The Personalized Beauty Company, Inc., a Delaware corporation d.b.a. Mxt. Consideration paid in the aggregate was $1.5 million plus equity consideration of $0.5 million or 28,733 shares of the Company’s Class A Common Stock. Depending on the achievement of certain revenue milestones, the former Mxt shareholders are entitled to receive up to $30 million of earn-out payments. The estimated fair value of the earn-out was not material as of the acquisition date and as of December 31, 2022.

The Company accounted for this transaction as an asset acquisition based on an evaluation of the U.S. GAAP guidance for business combinations and concluded that the Company acquired developed technology of $1.9 million and inventory of $0.1 million. The Company concluded that the developed technology acquired from Mxt comprised substantially all of the fair value of the gross assets acquired and that the assets acquired did not meet the definition of a business under the guidance for business combinations. During the year ended December 31, 2023, Mxt was sold, resulting in a loss on sale of $2.8 million.

The estimated future amortization expense for the next five years is as follows:

(in thousands)	Amortization Expense
2024	$19,698
2025	10,356
2026	9,029
2027	6,703
2028	4,526
Thereafter	11,811
$62,123

The Company tests its amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. As of December 31, 2023 and 2022, the Company’s amortizable intangible assets were not impaired.
Note 9 — Long-term Debt

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

Borrowings under the Credit Agreement are secured by certain collateral of the loan parties and are guaranteed by all of the Company’s domestic subsidiaries, each of whom will derive substantial benefit from the revolving credit facility. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of December 31, 2023 the Company was in compliance with all restricted and financial covenants of the Credit Agreement.

The leverage ratio also determines pricing under the Credit Agreement. At the Borrower’s option, borrowings under the revolving credit facility accrue interest at a rate equal to either Term SOFR Rate or a specified base rate plus an applicable margin. The applicable margin is linked to the leverage ratio. The margins range from 1.50% to 2.00% per annum for Term SOFR Rate loans and 0.50% to 1.00% per annum for base rate loans. The revolving credit facility is subject to a commitment fee payable on the unused revolving credit facility commitments ranging from 0.25% to 0.35%, depending on the Borrower’s leverage ratio. As of December 31, 2023 the Company’s unused commitment rate was 0.25%. The Borrower is also required to pay certain fees to the administrative agent and letter of credit issuers under the revolving credit facility. During the term of the revolving credit facility, the Borrower may borrow, repay and re-borrow amounts available under the revolving credit facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.

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

As of December 31, 2023 the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750 million in principal amount of its 1.25% Convertible Senior Notes due 2026. The Notes were issued pursuant to, and are governed by, the Indenture between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

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

The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. The initial conversion rate is 31.4859 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The conversion price as of December 31, 2023 was $31.76 per share of common stock.

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

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to convert a Note upon the exercise of the conversion right with respect to such Note, subject to a three business-day cure period; (iv) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (v) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for money borrowed of at least $45.0 million; (vii) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $45.0 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished and (viii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

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

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to “Convertible senior notes, net” in the Company’s Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $4.2 million, $4.2 million, and $1.3 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
1.25% Convertible Notes due 2026	$750,000	$750,000
Unamortized debt issuance costs	(11,628)	(15,857)
Net carrying value	$738,372	$734,143

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

Business Combination

In connection with the Closing of the Business Combination, all of Hydrafacial’s existing debt under its credit facilities were repaid and its credit facilities were extinguished. The related write-off of the deferred financing costs totaled $2.3 million and prepayment penalties totaled $2.0 million for the year ended December 31, 2021. Both are included in the Other (income) expense, net on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Deferred financing costs expense for the year ended December 31, 2022 amounted to $0.5 million for the existing debt prior to the Closing of the Business Combination while the amortization of issuance costs for the Notes amounted to $1.3 million for the year ended December 31, 2021.

Debt Repurchase

In January 2024, the Company redeemed $75.0 million principal amount of our Notes at a weighted-average redemption price equal to 77% for $57.8 million.

Note 10 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$458,676	$—	$—	$458,676
International treasuries	$—	$3,777	$—	$3,777
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$3,555	$3,555

	As of December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents:
Money market funds	$513,009	$—	$—	$513,009
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$15,473	$15,473

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of December 31, 2023, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

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

On October 4, 2021, the Company issued a press release stating that it would redeem all of the Public Warrants that remained outstanding on November 3, 2021, for a redemption price of $0.10 per Public Warrant. On November 3, 2021, all 16.2 million outstanding Public Warrants were either exercised for cash or on a cashless basis or were redeemed. These outstanding Public Warrants that were exercised comprised 15.3 million Public Warrants issued in connection with the Vesper initial public offering and an additional 0.9 million warrants that became Public Warrants due to the sale of Private Placement Warrants. Approximately 16.1 million Public Warrants were exercised for cash at an exercise price of $11.50 per share of Class A Common Stock, 74,104 Public Warrants were exercised on a cashless basis in exchange for an aggregate of 26,732 shares of Class A Common Stock, and 75,016 warrants were redeemed for $0.10 per warrant, in each case in accordance with the terms of the Warrant Agreement. In 2021, total cash proceeds generated from exercises of the Public Warrants were $185.4 million. In addition, 0.3 million Private Placement Warrants were exercised in 2021 for total cash proceeds of $3.0 million. Accordingly, as of December 31, 2023 and 2022, there were no Public Warrants outstanding.

As of December 31, 2023 and 2022, the Company had approximately 7 million Private Placement Warrants outstanding, for which the fair value was determined using a Monte Carlo simulation model.

Long-Term Debt

As of December 31, 2023 and 2022, the estimated fair value of the Notes were approximately $558 million and $567 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 31, 2023 and 2022. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 11 — Income Taxes

The Inflation Reduction Act, signed into law on August 16, 2022, provides tax incentives for certain industries and imposes a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on stock buybacks. The Company is subjected to the new excise tax on certain stock buybacks that occur after December 31, 2023. The Company does not anticipate a material impact from the Inflation Reduction Act on the Company's consolidated financial statements.

The following table presents domestic and foreign components of (loss) income before income taxes as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Domestic	$(104,161)	$42,080	$(378,831)
Foreign	2,272	3,259	(1,808)
(Loss) income before taxes	$(101,889)	$45,339	$(380,639)

The federal, state and foreign components of the income tax (benefit) expense are summarized as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Current:
Federal	$34	$407	$(727)
State	216	306	513
Foreign	3,793	2,189	1,735
Total current income tax expense	4,043	2,902	1,521
Deferred:
Federal	(4,137)	(257)	(2,952)
State	(633)	(166)	(80)
Foreign	(1,046)	(1,364)	(364)
Total deferred tax benefit	(5,816)	(1,787)	(3,396)
Total income tax (benefit) expense	$(1,773)	$1,115	$(1,875)

The effective tax rate of the provision for income tax differs from the federal statutory rate as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023		2022		2021
Federal statutory income tax rate	$(21,398)	21.0%	$9,521	21.0%	$(79,935)	21.0%
State taxes, net of federal benefit	(3,083)	3.0	(1,041)	(2.3)	(1,041)	0.3
Officer compensation	844	(0.8)	2,323	5.1	486	(0.1)
Change in fair value of warrants	(2,503)	2.5	(16,452)	(36.3)	58,236	(15.3)
Change in fair value of earn-out shares	—	—	—	—	9,891	(2.6)
Transaction costs	—	—	(32)	(0.1)	3,312	(0.9)
Share-based compensation	2,922	(2.9)	—	—	—	—
Foreign rate differential	338	(0.3)	(10)	—	475	(0.1)
R&D credit	(824)	0.8	(900)	(2.0)	(152)	—
Permanent differences	2,183	(2.1)	—	—	—	—
Change in valuation allowance	18,400	(18.1)	6,242	13.8	4,755	(1.2)
Other	1,348	(1.3)	1,464	3.2	2,098	(0.6)
Income tax (benefit) expense	$(1,773)	1.7%	$1,115	2.4%	$(1,875)	0.5%

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

(in thousands)	December 31, 2023	December 31, 2022
Deferred income tax assets
State taxes	$23	$55
Accrued expenses	5,807	1,608
Inventories	4,944	4,772
Accounts receivable	1,563	625
Section 163(j) limitation	6,031	4,782
Net operating loss carryforwards	12,379	3,680
Share-based compensation	4,032	5,072
Lease liabilities	3,191	4,469
Capitalized research	5,305	1,730
Other	1,611	685
Total deferred income tax assets	44,886	27,478

Deferred income tax liabilities
Goodwill and intangibles	(6,713)	(5,582)
Prepaid expenses	(434)	(435)
Right-of-use assets	(2,506)	(3,966)
Property and equipment	(2,165)	(3,852)
Total deferred tax liabilities	(11,818)	(13,835)
Valuation allowance	(33,239)	(14,839)
Net deferred income tax liabilities	$(171)	$(1,196)

The Company’s net deferred tax liability as presented in the consolidated balance sheets consists of the following items as of the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Deferred income tax assets	$531	$815
Deferred income tax liabilities	(702)	(2,011)
Net deferred income tax liabilities	$(171)	$(1,196)

The Company has established a valuation allowance against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets. The valuation allowance increased $18.4 million in 2023 from 2022 primarily due to recognizing valuation allowances against deferred tax assets of certain state and foreign net operating loss carryforwards and federal and state interest carryforwards.

If the Company were to release the valuation allowance upon management determining that it is more likely than not the deferred tax assets could be recognized, $33.2 million of income tax benefit would be recorded to continuing operations.

At December 31, 2023, the Company had gross federal, state and foreign net operating loss carryforwards of $42.6 million, $57.3 million and $1.8 million, respectively. The state losses expire beginning in 2030 and the foreign losses beginning in 2028.

As of December 31, 2023 and December 31, 2022, the Company had recorded gross unrecognized tax benefits of $1.1 million and $0.7 million, respectively. All of the unrecognized tax benefits as of December 31, 2023, if recognized, would not materially impact the effective tax rate. As of December 31, 2023, there were no unrecognized tax benefits that the Company expects would change significantly over the next twelve months. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. The Company has not recognized any interest or penalties because of losses.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Unrecognized tax benefits at beginning of period	$674	$210
Increases for tax positions in prior periods	230	260
Decreases for tax positions in prior periods	(112)	(36)
Increases for tax positions in current period	312	240
Total unrecognized tax benefits	$1,104	$674

The Company is subject to taxation and files income tax returns in the United States federal jurisdiction and many state and foreign jurisdictions. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions. The Company’s tax returns remain open for examination in the United States for years 2020 through 2022. Its foreign subsidiaries are generally subject to examination three years following the year in which the tax obligation originated. The years subject to audit may be extended if the entity substantially understates corporate income tax.

APB 23 (codified as FASB ASC 740-10-25-3) allows an exception to the general rule that a U.S. multinational company must accrue U.S. taxes on foreign earnings of its controlled non-U.S. subsidiaries. Under this exception, a U.S. multinational company is not required to accrue U.S. taxes on foreign earnings that are indefinitely reinvested in its foreign subsidiaries. The Company will continue to indefinitely reinvest earnings from its foreign subsidiaries, which are not significant.

During the year ended December 31, 2023, the Company received $5.4 million for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act, of which $4.9 million was recorded in other (income) expense, net and $0.5 million was recorded in interest income on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Note 12 — Employee Benefit Plan

The Company sponsors a defined contribution 401(k) plan that all regular domestic employees are eligible to participate in after one month of service. Contributions to the 401(k) plan include voluntary contributions by eligible employees and employer matching contributions by the Company.

Certain international employees participate in other defined contribution retirement plans with varying vesting and contribution provisions.

Defined contributions expense was $3.0 million, $2.2 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 13 — Equity-Based Compensation

The Beauty Health Company 2021 Incentive Award Plan (the “2021 Plan”) became effective upon the consummation of the Business Combination. Pursuant to the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash based awards to eligible service providers. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to awards granted under the 2021 Plan is the sum of (i) 14,839,640 and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares equal to 4% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Company’s Board of Directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure. The maximum number of shares that may be granted with respect to incentive stock options (“ISOs”) under the 2021 Plan is 7,500,000. At December 31, 2023, approximately 15 million shares of the Company’s Class A Common Stock were reserved for the issuance of awards under the 2021 Plan.

Stock Options

The following table summarizes the Company’s stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2023	5,601,770	$15.21	8.34	$—
Granted	—	—
Exercised	(31,000)	12.85
Forfeited	(1,431,038)	17.34
Expired	(407,312)	18.97
Outstanding - December 31, 2023	3,732,420	14.00	6.73	—
Vested and Exercisable - December 31, 2023	2,071,735	13.94	6.20	—
Options vested and expected to vest - December 31, 2023	3,732,420	$14.00	6.73	$—

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2022 and 2021 was $12.23 and $7.84, respectively. At December 31, 2023, aggregate unrecognized compensation cost for unvested stock options was $8.6 million recognized over a weighted average period of 1.4 years. The stock options granted generally vest over a four year period.

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

The fair value of PSU awards is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation subject to the performance conditions of the underlying PSUs with the following assumptions:

Input	2023 Grants	2022 Grants	2021 Grants
Risk-free interest rate	3.5%	1.5% - 4.2%	0.5% - 0.7%
Expected volatility of the Company’s Class A Common Stock	74.9%	57.7% - 66.0%	55.0%
The following table summarizes the Company’s equity award activity for the year ended December 31, 2023:

			Weighted Average Grant Date Fair Value
	RSUs	PSUs	RSUs	PSUs
Outstanding - January 1, 2023	2,580,152	2,500,126	$14.47	$9.34
Granted	5,572,679	402,518	8.58	17.54
Vested	(1,007,176)	—	12.57	—
Forfeited	(1,902,975)	(1,596,086)	13.35	11.58
Outstanding - December 31, 2023	5,242,680	1,306,558	$8.77	$9.13

The fair value of equity awards that vested, determined based on their respective fair values at vesting date, during the years ended December 31, 2023, 2022, and 2021 was $9.7 million, $2.7 million, and $0.7 million, respectively. All of the outstanding equity awards are expected to vest.

At December 31, 2023, the aggregate unrecognized compensation cost for unvested RSUs and PSUs was $33.1 million and $5.8 million, respectively, recognized over a weighted average period of 1.9 years and 1.1 years, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company maintains the ESPP for employees located in the United States, which became effective upon the consummation of the Business Combination. The aggregate number of shares of the Company’s Class A Common Stock initially reserved for issuance pursuant to rights granted under the ESPP was 2,000,000. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (1) one percent (1%) of the shares outstanding on the final day of the immediately preceding calendar year, and (2) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2023, approximately 4 million shares were reserved for the future issuance under the ESPP.
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
Share-based compensation expense was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cost of sales	$1,513	$839	405
Selling and marketing	7,962	9,363	3,547
Research and development	1,425	602	195
General and administrative	11,644	17,691	8,271
Total share-based compensation	$22,544	$28,495	$12,418

Note 14 — Commitments and Contingencies

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

Additionally, on December 22, 2020, Hydrafacial filed a complaint (the “Texas Complaint”) against Ageless in the United States District Court for the Southern District of Texas, Houston Division, captioned Edge Systems LLC v. Ageless Serums LLC, Case No. 4:20-cv 04335 (the “Texas Case”), alleging infringement of six of Hydrafacial’s patents. Hydrafacial sought monetary damages and injunctive relief from Ageless in the Texas Case.

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

On September 18, 2023, Ageless filed the Debtor’s Third Amended Subchapter V Plan of Reorganization (the “Plan”). The Plan incorporated the material terms of the settlement that Hydrafacial and Ageless reached at the mediation. Under the Plan, Ageless was required to pay to Hydrafacial $0.1 million on or before October 15, 2023 and tender thirteen (13) subsequent quarterly payments, each consisting of $0.1 million, for a total of $1.4 million. Ageless also agreed to various sales and marketing conditions that restrict Ageless from selling to Hydrafacial’s customers that use its service mark to provide hydradermabrasion treatments. Ageless agreed to other covenants that are contained in Article VIII of the Plan. The Plan also includes mutual releases between Hydrafacial and Ageless. The Plan includes remedies for Hydrafacial’s benefit in the event that Ageless defaults on any of its material obligations under the Plan.

The Houston Bankruptcy Court considered confirmation of the Plan at a hearing held on September 22, 2023, and Hydrafacial expressed its support of the Plan at the hearing. The Houston Bankruptcy Court entered the Findings of Fact, Conclusions of Law, and Order Confirming Debtor’s Third Amended Plan of Reorganization on September 22, 2023. The Plan contains various conditions precedent to the effectiveness of the Plan that are contained in Article X of the Plan. The Plan required Hydrafacial to dismiss the California Case and the Texas Case within ten (10) days of the occurrence of the effective date of the Plan.

On October 13, 2023, Ageless tendered its initial payment of $0.1 million to Hydrafacial pursuant to the terms and conditions of the Plan. On February 2, 2024, all claims, counterclaims, and defenses in the California Case and the Texas Case were dismissed with prejudice.

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

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current president and chief executive officer, Andrew Stanleick, its former chief financial officer, Liyuan Woo, and its current chief financial officer, Michael Monahan. The complaint, styled, Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Healthy Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (First Claim), and violation of Section 20(a) of the Exchange Act against the individual defendants (Second Claim). The complaint alleges that, between May 10, 2022 and November 13, 2023, defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint includes a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jue filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. The court is currently deciding the motions for appointment of lead counsel and lead plaintiff.. Within ten days of entry of the order appointing lead plaintiff and approving lead counsel, the court-appointed lead plaintiff and defendants shall confer and submit a proposed schedule for the filing of an amended complaint and defendants’ response(s) thereto. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Securities Class Action.

Derivative Action

On February 8, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former president and chief executive officer, Andrew Stanleick; its former chief financial officer, Liyuan Woo, and current members of the Company’s Board of Directors: Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Margie Elstein, derivatively on behalf of The Beauty Health Company v. Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle C. Kerrick, Brian Miller, Doug Schillinger Andrew Stanleick, and Liyuan Woo, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Derivative Action”), asserts a single claim for breach of fiduciary duty against the individual defendants based on the alleged disclosure of knowingly false information and/or the alleged failure to respond to red flags relating to Hydrafacial’s business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The plaintiff-stockholder further maintains that no demand was made upon the Company’s board prior to the initiation of the Derivative Action based on allegations that a majority of the board was not disinterested or independent with respect to the fiduciary duty claim, such that demand should be excused as futile. The relief sought in the complaint includes a finding of demand futility, a finding that the individual defendants are liable for breaching their fiduciary duties (as current/former officers and directors), and an award of compensatory damages for harm suffered by the Company and its stockholders for harm allegedly sustained as a result of the alleged fiduciary duty violation. The Derivative Action has been assigned to Vice Chancellor Lori Will.

The Company believes that the claims asserted in the Derivative Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Derivative Action.

Contractual Obligations and Other Commercial Commitments

As of December 31, 2023, the Company has $73.7 million of non-cancelable contractual obligations and other commercial commitments related to the purchase of inventory, service, other items, of which the majority will be paid within the next twelve months.

Note 15 — Related-Party Transactions
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

Amended and Restated Management Services Agreement

Hydrafacial entered into a Management Services Agreement, dated December 1, 2016, with Linden Capital Partners III LP (“Linden Capital Partners III”) and DW Management Services, L.L.C. (“DW Management Services”) pursuant to which the parties received quarterly monitoring fees of the greater of (a) $125,000 and (b) 1.25% of Last Twelve Months EBITDA multiplied by the quotient of (x) the aggregate capital invested by the investors of DW Healthcare Partners IV (B), L.P. (“DWHP Investors”) into LCP and/or its subsidiaries as of such date, divided by (y) the sum of (i) the aggregate capital invested by the DWHP Investors into LCP and/or its subsidiaries, plus (ii) the aggregate capital invested by Linden Capital Partners III into LCP and/or its subsidiaries as of the date of payment. In addition, the management services agreement provided for other fees in relation to services that may be provided in connection with equity and/or debt financing, acquisition of any other business, company, product line or enterprise, or divestiture of any division, business, and product or material assets. The fees varied between 1% and 2% of the related transaction amount. Linden Capital Partners III also received a transaction fee upon the consummation of the Business Combination.

In connection with the consummation of the Business Combination, on May 4, 2021, the Company, its subsidiary, Edge Systems LLC, and Linden Capital III LLC, the general partner of Linden Manager III LP (the “Linden Manager”) entered into an Amended and Restated Management Services Agreement (the “Linden Management Services Agreement”) pursuant to which the Linden Manager may continue to provide advisory services at the request of the Company related to mergers and acquisitions for one year following the Business Combination. As consideration for such services, the Company would pay a fee, equal to 1% of enterprise value of the target acquired, to the Linden Manager upon the consummation of any such transaction (the “1% Fee”). The Company had also agreed to reimburse Linden Manager for certain expenses in connection with such advisory services. However, pursuant to the Linden Management Services Agreement, the Company’s obligation to pay the 1% Fee expired twelve months after the consummation of the Business Combination on May 4, 2022.

Hydrafacial recorded approximately $0.2 million of charges related to management services fees for the year ended December 31, 2021. There were no management fees during the years ended December 31, 2022 and 2023. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss). In relation to the consummation of the Business Combination, $21.0 million in transaction fees was paid to the Former Parent during the year ended December 31, 2021. These amounts are included in General and administrative expenses on the Company’s Consolidated Statements of Comprehensive Income (Loss).

Note 16 — Stockholders’ Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 122,899,002 and 132,214,695, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

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

Common Stock Repurchases

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Under this share repurchase program, for the year ended December 31, 2023, the Company repurchased and retired 10.4 million shares for $30.2 million excluding taxes.

On September 26, 2022, the Company’s Board of Directors approved a common stock repurchase program pursuant to which the Company may repurchase up to $200.0 million of its outstanding shares of Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or accelerated share repurchase programs. The Company entered into two accelerated share repurchase agreements on September 27, 2022 and November 9, 2022, respectively, with a financial institution to repurchase a total of $200.0 million of Class A Common Stock. Under the September 27, 2022 accelerated share repurchase agreement, the Company repurchased and retired 9.3 million shares for $100.0 million. Under the November 9, 2022 accelerated share repurchase agreement, the Company made a payment of $100.0 million and received initial deliveries of 9.5 million shares, which were also retired, which represented 80% of the payment amount divided by the Company’s closing stock price on that date. During the three months ended June 30, 2023, the Company paid $2.2 million as the final settlement of the November 9, 2022 accelerated share repurchase agreement, which was based upon the average daily volume weighted average price of the Company’s Class A Common Stock during the repurchase period, less an agreed upon discount. The accelerated share repurchase agreements are accounted for as a repurchases and retirements of shares and as equity forward contracts indexed to the Company’s Class A Common Stock. The equity forward contracts are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity. The par value of the initial shares received is recorded as a reduction to the Company’s Class A Common Stock and the excess of par value is recognized as a reduction to additional paid in capital. The equity forward stock purchase contracts are classified as equity instruments and are recognized as a reduction to additional paid in capital.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Note 17 — Net Income (Loss) Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Net (loss) income available to common stockholders - basic	$(100,116)	$44,224	$(378,764)
Less: Income on Private placement warrants	—	(78,343)	—
Net loss available to common stockholders - diluted	$(100,116)	$(34,119)	$(378,764)

Weighted average common shares outstanding - basic	131,680,605	147,554,090	102,114,949
Effect of dilutive shares:
Private placement warrants	—	952,222	—
Weighted average common shares outstanding - diluted	131,680,605	148,506,312	102,114,949

Basic net (loss) income per share:	$(0.76)	$0.30	$(3.71)
Diluted net (loss) per share	$(0.76)	$(0.23)	$(3.71)

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive or requisite performance conditions were not met:

	Year Ended December 31,
	2023	2022	2021
Convertible Notes	23,614,425	23,614,425	23,614,425
RSUs	5,242,680	2,580,152	380,775
PSUs	1,306,558	2,500,126	975,000
Stock Options	3,732,420	5,601,770	6,785,020
In addition, the potential final settlement of shares related to the November 9, 2022 accelerated share repurchase agreement was excluded from the calculation of the weighted average diluted shares outstanding for the year ended December 31, 2022 as the effect would have been anti-dilutive. For the years ended December 31, 2023 and 2021, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.

Note 18 — Restructuring Charges

Syndeo Program

The Company launched Syndeo in March 2022, the first new Delivery System model in five years. Subsequent to launch, many customers with Syndeo 1.0 and Syndeo 2.0 builds began to experience frequent treatment interruptions and unacceptable device conditions. In addition to issues such as distractive noise and difficult bottle insertion, a significant issue was low flow and clogs in the system, due to recommended maintenance requiring overly rigorous levels to prevent serum build-up inside the system’s fluidics manifold. Throughout 2022 and the first half of 2023, the Company made several enhancements to each version of the Syndeo in an effort to address and remediate these issues, but despite these efforts, performance interruptions that negatively impacted customer productivity and satisfaction continued to persist.

In July 2023 the Company developed Syndeo 3.0 and has noted a significant improvement in user experience and a substantial decline in initial return rates, primarily due to hardware and software enhancements that automate and force effective rinse cycles and manifold cleaning with an air blast procedure that reduce build-up and clogging as well as improvements in the connector to the handpiece to facilitate user cleaning. During the third quarter of 2023, the Company announced its Syndeo Enhancement Program (the “Syndeo Program”) to upgrade devices to Syndeo 3.0 build standards via field service.

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

With respect to Syndeo devices, as a result of the decision to market and sell Syndeo 3.0 devices exclusively, the Company has designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down in cost of sales of $19.6 million during the year ended December 31, 2023.

The following table summarizes the Syndeo Program charges and usage:

(in thousands)	Year Ended December 31, 2023
Program charges	$45,638
Program usage	(24,629)
Ending balance	$21,009

Syndeo inventory write-down and Syndeo Program charges were recognized in cost of sales for the year ended December 31, 2023.

Business Transformation Program and Other Restructuring Actions

The Company has recognized restructuring charges of $7.2 million primarily related to reductions in workforce and consulting expenses for the year ended December 31, 2023 for the first phase of the Company’s business transformation plan and other restructuring actions. Outstanding liabilities for consulting expenses was $2.4 million as of the year ended December 31, 2023. Outstanding liabilities for employee reductions in force were immaterial as of the year ended December 31, 2023. In the second phase (“Phase 2”), of the Business Transformation Program, the Company expects cost savings to be driven by optimizing manufacturing operations and reduced operating spend. While the Company believes there are long-term savings to be achieved, as of the date of the issuance of these financial statements, Phase 2 of the restructuring program is not finalized, and the Company is re-evaluating the expected timing and savings.

Note 19 — Revision for Immaterial Misstatements

As disclosed in Note 1 – Description of Business, subsequent to the issuance of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, during the six months ended June 30, 2023, the Company identified misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements to correct for these misstatements. The revision to the accompanying Consolidated Balance Sheets, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Cash Flows and related disclosures in Note 5 – Balance Sheet Components and Note 17 – Net Income (Loss) Attributable to Common Stockholders are detailed in the tables below.

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

	Year Ended December 31, 2021
Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Cost of sales	$78,259	$3,289	$81,548
Gross profit	$181,827	$(3,289)	$178,538
Loss from operations	$(36,639)	$(3,289)	$(39,928)
Loss before provision for income taxes	$(377,350)	$(3,289)	$(380,639)
Income tax benefit	$(2,242)	$367	$(1,875)
Net loss	$(375,108)	$(3,656)	$(378,764)
Comprehensive loss	$(376,607)	$(3,656)	$(380,263)
Net loss per share - Basic	$(3.67)	$(0.04)	$(3.71)
Net loss per share - Diluted	$(3.67)	$(0.04)	$(3.71)

	Year Ended December 31, 2021
Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net loss	$(375,108)	$(3,656)	$(378,764)
Change in operating assets and liabilities:
Inventories	$(10,577)	$3,289	$(7,288)
Prepaid expenses and other current assets	$(5,434)	367	$(5,067)

	As of December 31, 2022
Consolidated Balance Sheet (in thousands)	As Previously Reported	Adjustment	As Revised
Inventories	$116,430	$(6,774)	$109,656
Prepaid expenses and other current assets	$26,698	$950	$27,648
Total current assets	$789,099	$(5,824)	$783,275
TOTAL ASSETS	$1,008,907	$(5,824)	$1,003,083
Accounts payable	$30,335	$(1,868)	$28,467
Income tax payable	$962	$467	$1,429
Total current liabilities	$73,115	$(1,401)	$71,714
TOTAL LIABILITIES	$837,431	$(1,401)	$836,030
Accumulated deficit	$(374,328)	$(4,423)	$(378,751)
Total stockholders' equity	$171,476	$(4,423)	$167,053
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,008,907	$(5,824)	$1,003,083

	Year Ended December 31, 2022
Consolidated Statement of Comprehensive Income (Loss) (in thousands)	As Previously Reported	Adjustment	As Revised
Cost of sales	$115,536	$1,561	$117,097
Gross profit	$250,340	$(1,561)	$248,779
Loss from operations	$(24,280)	$(1,561)	$(25,841)
Foreign currency transaction loss, net	$3,164	$(1,868)	$1,296
Income before provision for income taxes	$45,032	$307	$45,339
Income tax expense	$648	$467	$1,115
Net income	$44,384	$(160)	$44,224
Comprehensive income	$41,111	$(160)	$40,951

	Year Ended December 31, 2022
Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net income	$44,384	$(160)	$44,224
Change in operating assets and liabilities:
Inventories	$(87,241)	$2,878	$(84,363)
Prepaid expenses and other current assets	$(16,401)	$(1,317)	$(17,718)
Accounts payable	$1,606	$(1,868)	$(262)
Income taxes payable	$198	$467	$665

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective due to a material weakness in internal control over financial reporting related to the Company's inventory process described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the Company’s assessment, management has identified a material weakness in our internal control over financial reporting, due to the Company’s lack of sufficient resources within inventory operations with an appropriate level of accounting knowledge, training, and experience which resulted in the ineffective design and operating effectiveness of controls over the accounting for inventory. As a result, the Company’s accounting department was not provided with complete and adequate support, documentation, and information to effectively analyze and record accounting matters timely and account for the financial statement effects of the areas impacted. This resulted in inadequate controls over 1) physical existence of inventory, 2) excess and obsolete inventory, and 3) inventory pricing and purchase arrangements, including non-trade vendor receivables and potential disputes with vendors. The material weakness did not result in any material misstatements to our consolidated financial statements as of December 31, 2023 or in previous periods.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Remediation Plan for Material Weakness

The Company, with oversight from our Audit Committee, is in the process of developing and implementing its remediation plan specific to the material weakness, which is expected to include the addition of personnel within inventory operations and the enhancement of certain inventory processes and use of information systems. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time, and management has concluded, through testing, that the related controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Beauty Health Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated March 12, 2024, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

The Company lacks sufficient resources within inventory operations, with an appropriate level of accounting knowledge, training and experience which resulted in the ineffective design and operating effectiveness of controls over the accounting for inventory. As a result, the accounting department was not provided with complete and adequate support, documentation, and information to effectively analyze and record accounting matters timely and account for the financial statement effects of the areas impacted. This resulted in inadequate controls over 1) physical existence of inventory 2) excess and obsolete inventory and 3) inventory pricing and purchase arrangements, including non-trade vendor receivables and potential disputes with vendors.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2024

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end December 31, 2023, in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), under the captions “Proposal 1: Election of Three Class III Directors”, “Directors and Nominees”, “Corporate Governance — Board Committees — Audit Committee,”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2024 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table”, “2023 Director Compensation”, “Corporate Governance - Compensation committee interlocks and insider participation,”, “Compensation Committee Report”, and “CEO Pay Ratio Disclosure”, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2024 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2024 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance - Affirmative Determinations Regarding Director and Nominee Independence”, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2024 Proxy Statement under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm”, and is incorporated herein by reference.

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

(a)(3) Exhibits

List of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

(b) Exhibits

The following exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Annual Report on Form 10-K.

Certain of the agreements filed as exhibits to this Annual Report on Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•may apply standards of materiality that differ from those of a reasonable investor; and

•were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
2.2†	Stock Purchase Agreement by and among Dr. Lawrence Groop, Kristin Groop, Esthetic Education, LLC, and Edge Systems Intermediate, LLC, dated as of February 27, 2023	8-K	001-39565	2.1	February 28, 2023

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 1, 2022
10.1	Amended and Restated Registration Rights Agreement dated as of May 4, 2021, by and among the Company, BLS Investor Group LLC and the stockholders of LCP Edge Intermediate, Inc.	8-K	001-39565	10.2	May 10, 2021
10.2	Investor Rights Agreement dated as of May 4, 2021, by and between the Company and LCP Edge Holdco, LLC	8-K	001-39565	10.3	May 10, 2021
10.3#	The Beauty Health Company 2021 Incentive Award Plan	8-K	001-39565	10.1	April 30, 2021
10.4#	The Beauty Health Company 2021 Employee Stock Purchase Plan	8-K	001-39565	10.2	April 30, 2021
10.5#	The Beauty Health Company Executive Severance Plan	8-K	001-39565	10.12	May 10, 2021
10.6#	First Amendment to The Beauty Health Company Executive Severance Plan	8-K	001-39565	10.1	April 14, 2023
10.7#	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.8	Amended and Restated Credit Agreement, dates as of November 14, 2022, among The Beauty Health Company, as borrower, the other loan parties thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	001-39565	10.1	November 15, 2022
10.9	Master Confirmation - Uncollared Accelerated Share Repurchase, dates as of September 27, 2022, between JPMorgan Chase Bank, National Association and The Beauty Health Company	8-K	001-39565	10.1	September 27, 2022
10.10#	Offer Letter, dated November 13, 2023, by and between The Beauty Health Company and Marla Beck	8-K	001-39565	10.1	November 13, 2023
10.11#	Employment Agreement, dated August 10, 2023, by and among The Beauty Health Company, HydraFacial LLC, and Michael Monahan	8-K	001-39565	10.1	August 9, 2023
10.12#	Promotion Offer Letter with Brad Hauser, dated April 7, 2023	8-K	001-39565	10.1	April 19, 2023
10.13#	Form of Restricted Stock Unit Agreement	8-K	001-39565	10.1	December 1, 2023
10.14†	Separation Agreement, dated December 8, 2023, by and between The Beauty Health Company and Andrew Stanleick	8-K/A	001-39565	10.1	December 14, 2023

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.15†	Separation Agreement, dated August 10, 2023, by and between The Beauty Health Company and Liyuan Woo	8-K	001-39565	10.2	August 9, 2023
21.1	Subsidiaries of The Beauty Health Company					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	The Beauty Health Company Amended and Restated Clawback Policy					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	March 12, 2024	By:	/s/ Marla Beck
		Name:	Marla Beck
		Title:	Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

Each person whose individual signature appears below hereby authorizes, constitutes, and appoints Marla Beck and Michael Monahan, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead, in any and all capacities, to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Marla Beck	Chief Executive Officer and Director	March 12, 2024
Marla Beck	(Principal Executive Officer)

/s/ Michael Monahan	Chief Financial Officer	March 12, 2024
Michael Monahan	(Principal Financial and Accounting Officer)

/s/ Brenton L. Saunders	Chairman	March 12, 2024
Brenton L. Saunders

/s/ Michael D. Capellas	Director	March 12, 2024
Michael D. Capellas

/s/ Julius Few	Director	March 12, 2024
Julius Few

/s/ Desiree Gruber	Director	March 12, 2024
Desiree Gruber

/s/ Michelle Kerrick	Director	March 12, 2024
Michelle Kerrick

/s/ Brian Miller	Director	March 12, 2024
Brian Miller

/s/ Doug Schillinger	Director	March 12, 2024
Doug Schillinger