Form 10-Q
period 2024-03-31
Beauty Health Co
filed 2024-05-09
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 6, 2024, there were 123,632,222 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$444,634	$523,025
Accounts receivable, net of allowances for estimated credit losses of $7,228 and $6,604 at March 31, 2024 and December 31, 2023, respectively	47,666	54,697
Inventories	95,721	91,321
Income tax receivable	1,204	332
Prepaid expenses and other current assets	25,599	28,877
Total current assets	614,824	698,252
Property and equipment, net	12,048	14,226
Right-of-use assets, net	16,383	12,120
Intangible assets, net	58,405	62,123
Goodwill	125,365	125,818
Deferred income tax assets, net	1,932	531
Other assets	15,784	16,043
TOTAL ASSETS	$844,741	$929,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,312	$44,768
Accrued payroll-related expenses	15,456	22,028
Syndeo Program reserves	8,314	21,009
Lease liabilities, current	4,648	4,598
Income tax payable	3,443	2,759
Other accrued expenses	24,395	19,846
Total current liabilities	93,568	115,008
Lease liabilities, non-current	13,688	9,319
Deferred income tax liabilities, net	1,068	702
Warrant liabilities	5,019	3,555
Convertible senior notes, net	665,486	738,372
Other long-term liabilities	2,617	2,767
Total liabilities	781,446	869,723
Commitments (Note 10)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 123,453,419 and 122,899,002 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	546,912	541,281
Accumulated other comprehensive loss	(4,083)	(3,036)
Accumulated deficit	(479,546)	(478,867)
Total stockholders’ equity	63,295	59,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$844,741	$929,113
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$81,403	$86,278
Cost of sales	33,042	32,174
Gross profit	48,361	54,104
Operating expenses:
Selling and marketing	33,684	38,699
Research and development	2,807	2,336
General and administrative	28,861	30,379
Total operating expenses	65,352	71,414
Loss from operations	(16,991)	(17,310)
Interest expense	3,029	3,417
Interest income	(5,356)	(4,315)
Other income, net	(16,087)	(418)
Change in fair value of warrant liabilities	1,464	9,076
Foreign currency transaction loss (gain), net	1,297	(1,149)
Loss before provision for income taxes	(1,338)	(23,921)
Income tax benefit	(659)	(3,662)
Net loss	$(679)	$(20,259)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,047)	888
Comprehensive loss	$(1,726)	$(19,371)
Net loss per share
Basic	$(0.01)	$(0.15)
Diluted	$(0.10)	$(0.15)
Weighted average common shares outstanding
Basic	123,120,426	132,420,762
Diluted	144,477,208	132,420,762
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	(20,259)	(20,259)
Issuance of Common Stock pursuant to equity compensation plan	473,049	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(170,415)	—	(2,195)	—	—	(2,195)
Issuance of Common Stock relating to employee stock purchase plan	—	—	2,034	—	—	2,034
Share-based compensation	—	—	3,577	—	—	3,577
Common Stock relating to asset acquisition	109,625	—	1,310	—	—	1,310
Foreign currency translation adjustment	—	—	—	888	—	888
BALANCE, March 31, 2023	132,626,954	$14	$555,046	$(3,642)	$(399,010)	$152,408

BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(679)	(679)
Issuance of Common Stock pursuant to equity compensation plan	843,950	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(289,533)	—	(1,005)	—	—	(1,005)
Share-based compensation	—	—	6,636	—	—	6,636
Foreign currency translation adjustment	—	—	—	(1,047)	—	(1,047)
BALANCE, March 31, 2024	123,453,419	$12	$546,912	$(4,083)	$(479,546)	$63,295

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(679)	$(20,259)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	6,636	3,577
Amortization of intangible assets	4,985	3,874
Depreciation of property and equipment	2,773	1,834
Amortization of other assets	890	548
Amortization of debt issuance costs	951	1,058
Inventory write-down	5,479	3,337
Provision for estimated credit losses	656	1,093
Change in fair value of warrant liabilities	1,464	9,076
Gain on repurchase of convertible senior notes, net	(16,087)	—
Deferred income taxes	(1,030)	(279)
Other, net	3,108	(515)
Changes in operating assets and liabilities:
Accounts receivable	5,879	4,793
Inventories	(11,081)	(13,905)
Prepaid expenses, other current assets, and income tax receivable	1,936	(1,325)
Accounts payable, accrued expenses, and income tax payable	(20,786)	(3,829)
Other, net	(1,948)	(2,088)
Net cash used for operating activities	(16,854)	(13,010)
Cash flows from investing activities:
Cash paid for intangible assets	(1,458)	(2,450)
Cash paid for property and equipment	(344)	(2,319)
Cash paid for asset acquisitions	—	(16,915)
Net cash used for investing activities	(1,802)	(21,684)
Cash flows from financing activities:
Repurchase of convertible senior notes	(57,750)	—
Payment of tax withholdings on vested stock awards	(868)	(2,195)
Net cash used for financing activities	(58,618)	(2,195)
Net change in cash, cash equivalents, and restricted cash	(77,274)	(36,889)
Effect of foreign currency translation on cash	(1,117)	974
Cash, cash equivalents, and restricted cash beginning of period	523,025	568,197
Cash, cash equivalents, and restricted cash end of period	$444,634	$532,282

The accompanying notes are an integral part of these unaudited financial statements

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, during the quarter ended June 30, 2023, the Company identified prior period misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued unaudited consolidated financial statements to correct for these misstatements.

The revision of the previously issued unaudited consolidated financial statements is presented in the accompanying unaudited consolidated financial statements and related disclosures. For further detail, refer to Note 16 – Revision for Immaterial Misstatements.

Note 2 — Revenue

The Company generates revenue through manufacturing and selling its patented hydradermabrasion delivery systems (“Delivery Systems”). In conjunction with the sale of Delivery Systems, the Company also sells single-use tips, solutions, and serums used to provide a Hydrafacial treatment that cleanses, extracts, and hydrates the skin (collectively “Consumables”). Original Consumables are sold solely and exclusively by the Company (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

The Company manages its business on the basis of one operating segment and one reportable segment. As a result, the chief operating decision maker, who is the Chief Executive Officer, reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources and evaluating financial performance.

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net Sales
Delivery Systems	$35,783	$45,353
Consumables	45,620	40,925
Total net sales	$81,403	$86,278

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Americas	$50,326	$52,978
Asia-Pacific (“APAC”)	11,972	13,620
Europe, the Middle East and Africa (“EMEA”)	19,105	19,680
Total net sales	$81,403	$86,278

Note 3 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$23,793	$24,406
Finished goods	71,928	66,915
Total inventories	$95,721	$91,321

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Accrued compensation and payroll taxes	$7,296	$10,458
Accrued sales commissions	5,572	7,565
Accrued benefits	2,588	4,005
Total accrued payroll-related expenses	$15,456	$22,028

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Sales and VAT tax payables	$4,328	$4,971
Accrued interest	4,219	2,344
Royalty liabilities	3,783	3,914
Other	12,065	8,617
Total other accrued expenses	$24,395	$19,846

As of March 31, 2024 and December 31, 2023, the Company has approximately $12 million and $15 million, respectively, of non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture or assemble final products for the Company, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company purchases components directly from suppliers and do not reflect the sale of these components to the manufacturing vendors in net sales.

As of March 31, 2024 and December 31, 2023, total warranty reserve was approximately $7 million and $6 million, respectively. As of March 31, 2024, approximately $5 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2023, approximately $4 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Consolidated Balance Sheets.

As of March 31, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards.

Note 4 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$363,070	$—	$—	$363,070
International treasuries	$—	$3,740	$—	$3,740
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$5,019	$5,019

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$458,676	$—	$—	$458,676
International treasuries	$—	$3,777	$—	$3,777
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$3,555	$3,555

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC. As of March 31, 2024 and December 31, 2023, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation.

Note 5 — Property and Equipment, net

Property and equipment consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	March 31, 2024	December 31, 2023
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$12,399	$12,323
Machinery and equipment	2-5	8,683	8,597
Furniture and fixtures	2-7	5,942	5,903
Computers and equipment	3-5	5,530	5,479
Tooling	5	887	887
Autos and trucks	5	199	242
Construction in progress		765	748
Total property and equipment		34,405	34,179
Less: accumulated depreciation and amortization		(22,357)	(19,953)
Property and equipment, net		$12,048	$14,226

Note 6 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2024 is as follows (in thousands):

December 31, 2023	$125,818
Foreign currency translation impact	(453)
March 31, 2024	$125,365

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of March 31, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(67,186)	$24,443	3 - 10
Capitalized software	19,782	(4,899)	14,883	3 - 5
Customer relationships	18,620	(12,060)	6,560	5 - 10
Trademarks	11,568	(5,571)	5,997	15
Non-compete agreement	5,863	(1,834)	4,029	3
Patents	3,068	(575)	2,493	3 - 19
Total intangible assets	$150,530	$(92,125)	$58,405

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(64,453)	$27,176	3 - 10
Capitalized software	18,423	(4,078)	14,345	3 - 5
Customer relationships	18,809	(11,317)	7,492	5 - 10
Trademarks	11,521	(5,367)	6,154	15
Non-compete agreement	5,878	(1,530)	4,348	3
Patents	3,132	(524)	2,608	3 - 19
Total intangible assets	$149,392	$(87,269)	$62,123

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

Note 7 — Long-term Debt

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial, a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provides for a $50 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50 million, subject to receipt of lender commitments and certain conditions precedent. As of March 31, 2024, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of March 31, 2024, the Company was in compliance with all restricted and financial covenants of the Credit Agreement.

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

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
1.25% Convertible Notes due 2026	$675,000	$750,000
Unamortized debt issuance costs	(9,514)	(11,628)
Net carrying value	$665,486	$738,372

In January 2024, the Company repurchased $75.0 million principal amount of its Notes at a weighted-average price equal to 77% for $57.8 million resulting in a net gain of $16.1 million, which includes $1.2 million of unamortized debt issuance costs related to the repurchase. The net gain is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Additionally, in April 2024, the Company repurchased $98.3 million principal amount of its Notes at a weighted-average price equal to 84% for $82.4 million. In the month of May, through May 8, 2024, the Company repurchased $19.0 million principal amount of its Notes at a weighted-average price equal to 84% for $15.9 million.

As of March 31, 2024 and December 31, 2023, the estimated fair value of the Notes was approximately $554 million and $558 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 31, 2024 and December 31, 2023, and are classified as Level 2 within the fair value hierarchy.

Capped Call Transactions

On September 9, 2021, in connection with the pricing of the offering of Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with Bank of Montreal, Credit Suisse Capital LLC, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (collectively, the “Option Counterparties”). In addition, on September 10, 2021, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $47.94, which represents a premium of 100% over the last reported sale price of the Company’s common stock on September 9, 2021. The cost of the Capped Call Transactions was $90.2 million.

The Capped Call Transactions are separate transactions, each between the Company and the applicable Option Counterparty, and are not part of the terms of the Notes and do not affect any holder’s rights under the Notes or the Indenture. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

Note 8 — Income Taxes

The income tax benefit for the three months ended March 31, 2024 is $0.7 million. The income tax benefit for the three months ended March 31, 2023 was $3.7 million.

The effective tax rate for the three months ended March 31, 2024 is 49.3%. The effective tax rate for the three months ended March 31, 2023 was 15.3%. The effective tax rate differs from the federal statutory rate of 21% due primarily to a full valuation allowance against the Company’s U.S. deferred tax assets, foreign jurisdictions that are taxed at different rates, state taxes, and the impact of discrete items that may occur in any given year but which are not consistent from year to year.

The Company has established a valuation allowance in the U.S. against a portion of its remaining deferred tax assets because it is more likely than not that certain deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considers numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets.

The Company applies Accounting Standards Codification 740 – Income Taxes, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $0.3 million and $1.1 million as of March 31, 2024 and December 31, 2023, respectively.

Note 9 — Share-Based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 "Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Equity-Based Compensation" in the Company’s 2023 Annual Report on Form 10-K. Under the Beauty Health Company 2021 Incentive Award Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash-based awards to eligible service providers. Additionally, the Company maintains the Employee Stock Purchase Plan for employees located in the United States, whereby eligible employees can have up to 10% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s Class A Common Stock at certain purchase dates.

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of sales	$(404)	$293
Selling and marketing	2,424	1,804
Research and development	676	(2)
General and administrative	3,940	1,482
Total share-based compensation	$6,636	$3,577

As of March 31, 2024, total unrecognized compensation expense related to unvested share-based compensation totaled $36.7 million and is expected to be recognized over a weighted-average period of 1.5 years.

Note 10 — Commitments and Contingencies

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

On September 18, 2023, Ageless filed the Debtor’s Third Amended Subchapter V Plan of Reorganization (the “Plan”). The Plan incorporated the material terms of the settlement that Hydrafacial and Ageless reached at the mediation. Under the Plan, Ageless was required to pay to Hydrafacial $0.1 million on or before October 15, 2023 and tender thirteen (13) subsequent quarterly payments, each consisting of $0.1 million, for a total of $1.4 million. Ageless also agreed to various sales and marketing conditions that restrict Ageless from selling to Hydrafacial’s customers that use Hydrafacial’s service mark to provide hydradermabrasion treatments. Ageless agreed to other covenants that are contained in Article VIII of the Plan. The Plan also includes mutual releases between Hydrafacial and Ageless. The Plan includes remedies for Hydrafacial’s benefit in the event that Ageless defaults on any of its material obligations under the Plan.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On May 8, 2024, the parties met and conferred to discuss a proposed schedule for the filing of a consolidated, amended complaint and defendants’ response(s) thereto. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Securities Class Action.

Derivative Action - Margie Elstein

On February 8, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former president and chief executive officer, Andrew Stanleick; its former chief financial officer, Liyuan Woo, and current members of the Company’s board of directors (the “Board of Directors”): Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Margie Elstein, derivatively on behalf of The Beauty Health Company v. Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle C. Kerrick, Brian Miller, Doug Schillinger Andrew Stanleick, and Liyuan Woo, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Elstein Derivative Action”), asserts a single claim for breach of fiduciary duty against the individual defendants based on the alleged disclosure of knowingly false information and/or the alleged failure to respond to red flags relating to Hydrafacial’s business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The plaintiff-stockholder further maintains that no demand was made upon the Company’s Board of Directors prior to the initiation of the Elstein Derivative Action based on allegations that a majority of the Board of Directors was not disinterested or independent with respect to the fiduciary duty claim, such that demand should be excused as futile. The relief sought in the complaint includes a finding of demand futility, a finding that the individual defendants are liable for breaching their fiduciary duties (as current/former officers and directors), and an award of compensatory damages for harm suffered by the Company and its stockholders for harm allegedly sustained as a result of the alleged fiduciary duty violation. The Elstein Derivative Action has been assigned to Vice Chancellor Lori Will.

The Company believes that the claims asserted in the Elstein Derivative Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Elstein Derivative Action.

Derivative Action - Richard Montague

On May 1, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former president and chief executive officer, Andrew Stanleick; its former chief financial officer, Liyuan Woo, and current members of the Company’s Board of Directors: Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, the Company as the nominal defendant. The complaint, styled Richard Montague, derivatively on behalf of The Beauty Health Company v. Andrew Stanleick, Liyuan Woo, Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle C. Kerrick, Brian Miller, and Doug Schillinger, C.A. No. 2024-0463-LWW (Del. Ch) (the “Montague Derivative Action”), asserts claims for (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) aiding and abetting against the individual defendants based on allegations that the individual defendants made materially false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations, and prospects, specifically relating to the Syndeo 1.0 and 2.0 devices. The relief sought in the Montague Derivative Action includes (a) awarding damages for harm suffered by the Company allegedly sustained as a result of the individual defendants’ alleged breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment, (b) awarding damages for harm suffered by the Company allegedly sustained as a result of the Company’s directors’ alleged aiding and abetting of breaching their fiduciary duties, (c) directing the Company to reform and improve its corporate governance and internal procedures, to comply with its existing governance obligations and all applicable laws, and to protect its investors from a recurrence of the alleged damaging events, and (d) awarding the plaintiff-stockholder the costs and disbursements of the Montague Derivative Action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.

The Company believes that the claims asserted in the Montague Derivative Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Montague Derivative Action.

Securities and Exchange Commission (the “SEC”) Subpoena

The Division of Enforcement of the SEC has issued a subpoena in connection with a formal order of investigation of the Company seeking documents and information from us. The Company is in the process of responding to the subpoena and intends to fully cooperate with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time.

Note 11 — Related-Party Transactions
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

Note 12 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 123,453,419 and 122,899,002, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Common Stock Repurchases

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Under this share repurchase program, for the year ended December 31, 2023, the Company repurchased and retired 10.4 million shares for $30.2 million excluding taxes. During the three months ended March 31, 2024, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Note 13 — Net Loss Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Net loss available to common stockholders - basic	$(679)	$(20,259)
Adjustments related to Convertible Notes (1)	(13,072)	—
Net loss available to common stockholders - diluted	$(13,751)	$(20,259)

Weighted average common shares outstanding - basic	123,120,426	132,420,762
Effect of dilutive shares:
Convertible Notes	21,356,782	—
Weighted average common shares outstanding - diluted	144,477,208	132,420,762

Basic net loss per share:	$(0.01)	$(0.15)
Diluted net loss per share:	$(0.10)	$(0.15)
(1) For the three months ended March 31, 2024, the adjustments related to Convertible Notes include the net gain on repurchase offset by interest expense and amortization of debt issuance costs related to our Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Convertible Notes	—	23,614,425
Restricted Stock Units	4,133,118	3,855,757
Stock Options	3,671,120	4,852,995
Performance-based Restricted Stock Units	1,179,487	1,997,512
For the three months ended March 31, 2024 and 2023, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per common share because their effect would be antidilutive.

Note 14 — New Accounting Pronouncements

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

Note 15 — Syndeo Program

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

As of December 31, 2023, the Company accrued costs of $21.0 million, primarily for the estimated cost to remediate, upgrade or exchange the remaining Syndeo 1.0 and 2.0 builds.

The following table summarizes the Syndeo Program charges and usage for the three months ended March 31, 2024 (in thousands):

Program liability as of December 31, 2023	$21,009
Usage	(12,695)
Program liability as of March 31, 2024	$8,314

Note 16 — Revision for Immaterial Misstatements

As disclosed in Note 1 – Description of Business, subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023, during the quarter ended June 30, 2023, the Company identified misstatements related to the elimination of intercompany balances and right of return assets. Although the Company concluded that these misstatements were not material, either individually or in the aggregate, the Company elected to revise its previously issued consolidated financial statements to correct for these misstatements. The revision to the accompanying unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows and related disclosures in Note 13 – Net Loss Attributable to Common Stockholders are detailed in the tables below.

As of December 31, 2022 and March 31, 2023, accumulated deficit was overstated $2.8 million and $4.7 million, respectively, and as such, previously reported stockholders’ equity of $164.3 million and $147.7 million was revised to $167.1 million and $152.4 million, respectively. There were no other changes to the unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit) that have not otherwise been reflected in the unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) as detailed in the tables below.

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Comprehensive Income (Loss) (in thousands, except per share amounts)	As Previously Reported	Adjustment	As Revised
Foreign currency transaction loss (gain), net	$877	$(2,026)	$(1,149)
Loss before provision for income taxes	$(25,947)	$2,026	$(23,921)
Net loss	$(22,285)	$2,026	$(20,259)
Comprehensive loss	$(21,397)	$2,026	$(19,371)
Net loss per share - Basic	$(0.17)	$0.02	$(0.15)
Net loss per share - Diluted	$(0.17)	$0.02	$(0.15)

	Three Months Ended March 31, 2023
Condensed Consolidated Statement of Cash Flows (in thousands)	As Previously Reported	Adjustment	As Revised
Net loss	$(22,285)	$2,026	$(20,259)
Adjustments to reconcile net loss to net cash from operating activities:
Other, net	$1,511	$(2,026)	$(515)
Change in operating assets and liabilities:
Inventories	$(15,771)	$1,866	$(13,905)
Prepaid expenses, other current assets, and income tax receivable	$(203)	$(1,122)	$(1,325)
Accounts payable, accrued expenses, and income tax payable	$(3,085)	$(744)	$(3,829)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (“the Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors of this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “Annual Report on Form 10-K”).

Important factors, among others, that may affect actual results or outcomes include the inability to recognize the anticipated benefits of the business combination consummated on May 4, 2021 pursuant to a certain Agreement and Plan of Merger entered into by and among the Company and other parties (the “Business Combination”); costs related to the Business Combination; the Company’s availability of cash for debt service and exposure to risk of default under debt obligations; the Company’s ability to manage growth; the Company’s ability to execute its business plan; potential litigation involving the Company; changes in applicable laws or regulations; and the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Unless the context otherwise requires, references to the “Company”, “Hydrafacial”, “we”, “us”, and “our” in this section are intended to mean the business and operations of The Beauty Health Company and its consolidated subsidiaries.

Company Overview

The Beauty Health Company is a global category-creating company delivering skin health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in microneedling; and Keravive in scalp health. Together, with its powerful global community of estheticians, partners and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

Business and Macroeconomic Conditions

During the three months ended March 31, 2024, we continued to execute against our plan to expand our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, drive consumables, which consist of single-use tips, solutions, serums and other consumables used to provide a hydrafacial treatment that cleanses, extracts, and hydrates the skin (collectively “Consumables”), invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry;
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions; and

•Ongoing issues related to new and older models of Hydrafacial’s current generation Delivery System, Syndeo (“Syndeo”), and our actions to remediate such ongoing issues. The Company has continued to execute replacements under the Syndeo Program and continues to address customer cases under warranty. The Company has accrued approximately $8 million as part of its Syndeo Program and approximately $7 million for its warranty reserve as of March 31, 2024 based on the Company’s estimated cost to replace older Syndeo models and address incidences for delivery systems under warranty.

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

Comparison of Three Months Ended March 31, 2024 to Three Months Ended March 31, 2023

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended March 31, 2024 and March 31, 2023 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended March 31,
(in millions)	2024	% of Net Sales	2023	% of Net Sales
Net sales	$81.4	100.0%	$86.3	100.0%
Cost of sales	33.0	40.6	32.2	37.3
Gross profit	48.4	59.4	54.1	62.7
Operating expenses
Selling and marketing	33.7	41.4	38.7	44.9
Research and development	2.8	3.4	2.3	2.7
General and administrative	28.9	35.5	30.4	35.2
Total operating expenses	65.4	80.3	71.4	82.8
Loss from operations	(17.0)	(20.9)	(17.3)	(20.1)
Interest expense	3.0	3.7	3.4	4.0
Interest income	(5.4)	(6.6)	(4.3)	(5.0)
Other income, net	(16.1)	(19.8)	(0.4)	(0.5)
Change in fair value of warrant liabilities	1.5	1.8	9.1	10.5
Foreign currency transaction loss (gain), net	1.3	1.6	(1.1)	(1.3)
Loss before provision for income tax	(1.3)	(1.6)	(23.9)	(27.7)
Income tax benefit	(0.7)	(0.8)	(3.7)	(4.2)
Net loss	$(0.7)	(0.8)%	$(20.3)	(23.5)%

Net Sales

	Three Months Ended March 31,		Change
(in millions)	2024	2023	Amount	%
Net sales
Delivery Systems	$35.8	$45.4	$(9.6)	(21.1)%
Consumables	45.6	40.9	4.7	11.5
Total net sales	$81.4	$86.3	$(4.9)	(5.7)%

Percentage of net sales
Delivery Systems	44.0%	52.6%
Consumables	56.0%	47.4%
Total	100.0%	100.0%
Total net sales for the three months ended March 31, 2024 decreased $4.9 million, or 5.7%, compared to the three months ended March 31, 2023. Delivery System net sales for the three months ended March 31, 2024 decreased $9.6 million, or 21.1%, compared to the three months ended March 31, 2023, with decreases across all regions. Delivery Systems net sales were impacted as the Company works to strengthen customer confidence in Syndeo.
Consumables net sales for the three months ended March 31, 2024 increased $4.7 million, or 11.5%, compared to the three months ended March 31, 2023. The increase in Consumables net sales was primarily attributable to increased placements of delivery systems and the adjoining consumption of consumables during the three months ended March 31, 2024.
Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
(in millions)	2024	2023	Amount	%
Cost of sales	$33.0	$32.2	$0.9	2.7%
Gross profit	$48.4	$54.1	$(5.7)	(10.6)%
Gross margin	59.4%	62.7%
Cost of sales for the three months ended March 31, 2024 increased $0.9 million, which was impacted by higher indirect product costs and inventory related charges. Gross profit decreased from $54.1 million during the three months ended March 31, 2023 to $48.4 million during the three months ended March 31, 2024, which was impacted by higher indirect product costs and inventory related charges.
Operating Expenses

Selling and Marketing

	Three Months Ended March 31,		Change
(in millions)	2024	2023	Amount	%
Selling and marketing	$33.7	$38.7	$(5.0)	(13.0)%
As a percentage of net sales	41.4%	44.9%
Selling and marketing expense for the three months ended March 31, 2024 decreased $5.0 million, or 13.0%, compared to the three months ended March 31, 2023. The decrease is primarily driven by lower personnel-related expenses, including sales commission expense and lower marketing spend.
Research and Development

	Three Months Ended March 31,		Change
(in millions)	2024	2023	Amount	%
Research and development	$2.8	$2.3	$0.5	20.2%
As a percentage of net sales	3.4%	2.7%
Research and development expense for the three months ended March 31, 2024 increased $0.5 million, or 20.2%, compared to the three months ended March 31, 2023. The increase is primarily driven by higher share-based compensation expense.

General and Administrative

	Three Months Ended March 31,		Change
(in millions)	2024	2023	Amount	%
General and administrative	$28.9	$30.4	$(1.5)	(5.0)%
As a percentage of net sales	35.5%	35.2%
General and administrative expense for the three months ended March 31, 2024 decreased $1.5 million, or 5.0%, compared to the three months ended March 31, 2023. The decrease is primarily driven by lower professional fees and software expenses, partially offset by higher share-based compensation expense.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Three Months Ended March 31,		Change
(in millions)	2024	2023	Amount	%
Interest income	$(5.4)	$(4.3)	$(1.0)	24.1%
Change in fair value of warrant liabilities	$1.5	$9.1	$(7.6)	(83.9)%
Other income, net	$(16.1)	$(0.4)	$(15.7)	N/M
N/M - Not meaningful
Interest income for the three months ended March 31, 2024 increased $1.0 million compared to the three months ended March 31, 2023 primarily due to higher interest earned on our investment in money market funds.

During the three months ended March 31, 2024, the Company recognized income of $1.5 million related to the change in the fair value of the warrant liabilities, a decrease of $7.6 million, as compared to income of $9.1 million for the three months ended March 31, 2023, driven primarily by the fluctuation of the Company’s stock price.

During the three months ended March 31, 2024, the Company recognized $16.1 million net gain related to the repurchase of its Notes.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the 1.25% Convertible Senior Notes due 2026 (the “Notes”), and (iv) net proceeds received from the exercise of public and private placement warrants. As of March 31, 2024, we had cash, cash equivalents, and restricted cash of approximately $444.6 million. A revolving credit facility of $50 million is also available to us as a source of capital. As of March 31, 2024, the revolving credit facility remains undrawn and there is no outstanding balance thereunder.

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

The Company may also evaluate opportunities to repurchase and retire debt; the Company repurchased its Notes in both the first and second quarter of 2024.

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

Amended and Restated Credit Agreement

On November 14, 2022, the Company, as successor by assumption to Hydrafacial (formerly known as Edge Systems LLC), a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. The Credit Agreement provides for a $50.0 million revolving credit facility with a maturity date of November 14, 2027. In addition, the Company has the ability from time to time to increase the revolving commitments or enter into one or more tranches of term loans up to an additional aggregate amount not to exceed $50.0 million, subject to receipt of lender commitments and certain conditions precedent. As of March 31, 2024, the Credit Agreement remains undrawn and there is no outstanding balance under the revolving credit facility.

The Credit Agreement contains various restrictive covenants subject to certain exceptions, including limitations on the Company’s ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter its fundamental business or make certain fundamental changes, and requirements to maintain financial covenants, including maintaining a leverage ratio of no greater than 3.00 to 1.00 and maintaining a fixed charge coverage ratio of not less than 1.15 to 1.00. As of March 31, 2024, the Company was in compliance with all restrictive and financial covenants of the Credit Agreement.

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its Notes. The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100.0 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100.0 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

In January 2024, the Company repurchased $75.0 million principal amount of its Notes at a weighted-average price equal to 77% for $57.8 million.

Additionally, in April 2024, the Company repurchased $98.3 million principal amount of its Notes at a weighted-average price equal to 84% for $82.4 million. In the month of May, through May 8, 2024, the Company repurchased $19.0 million principal amount of its Notes at a weighted-average price equal to 84% for $15.9 million.

Capped Call Transactions

On September 9, 2021, in connection with the pricing of the offering of Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with the Bank of Montreal, Credit Suisse Capital LLC, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (collectively, the “Option Counterparties”). In addition, on September 10, 2021, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions”, and together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s common stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s common stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $47.94, which represents a premium of 100% over the last reported sale price of the Company’s common stock on September 9, 2021. The cost of the Capped Call Transactions was $90.2 million.

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

Syndeo Program Costs

The Company has accrued $8.3 million as of March 31, 2024 for the estimated cost for its remediation plan to upgrade or exchange customer Syndeo devices to meet the Syndeo 3.0 device standard which is expected to be substantially complete by June 30, 2024 related to initial replacement devices.

Discontinuation of Trade-up Program in 2024

The Company has historically accepted Delivery Systems in trade-up transactions with the intent to refurbish and resell such Delivery Systems received from the customer. During the year ended December 31, 2023, the Company recognized approximately $17 million of revenue based on the estimated fair value of such Delivery Systems. The revenue recognized for such Delivery Systems during the three months ended March 31, 2023 was immaterial. While the Company still expects to resell Delivery Systems previously received in trade-up transactions, starting in 2024, the Company will discontinue the use of trade-up transactions and the ensuing revenue recognition for noncash consideration.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Three Months Ended March 31,
(Dollars in millions)	2024	2023
Cash, cash equivalents, and restricted cash at beginning of period	$523.0	$568.2
Operating activities:
Net loss	(0.7)	(20.3)
Non-cash adjustments	9.8	23.6
Changes in working capital	(26.0)	(16.4)
Net cash used for operating activities	(16.9)	(13.0)
Net cash used for investing activities	(1.8)	(21.7)
Net cash used for financing activities	(58.6)	(2.2)
Net change in cash, cash equivalents, and restricted cash	(77.3)	(36.9)
Effect of foreign currency translation	(1.1)	1.0
Cash, cash equivalents, and restricted cash at end of period	$444.6	$532.3

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2024 was $16.9 million, as compared to net cash used for operating activities of $13.0 million for the three months ended March 31, 2023. The change in cash used for operating activities was primarily related to the net impact of current year net loss and other non-cash adjustments, which include a net gain of $16.1 million related to the repurchase of our Notes. The prior year net loss and non-cash adjustments include the impact of $9.1 million loss resulting from the change in fair value of the Company’s warrants.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2024 was $1.8 million, as compared to $21.7 million for the three months ended March 31, 2023. The change in cash used for investing activities was primarily related to prior year’s asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $16.9 million.

Financing Activities

Net cash used for financing activities for the three months ended March 31, 2024 was $58.6 million, as compared to $2.2 million for the three months ended March 31, 2023. The change in cash used for financing activities was primarily related to the repurchase of $75.0 million principal amount of our Notes at a weighted-average price equal to 77% for $57.8 million.

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

There have been no changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Accounting Pronouncements

See Part I, Item 1 "Financial Statements—Note 14 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operations result primarily from changes in interest rates, foreign currency, and inflation risk. There were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting related to the Company’s inventory process as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, the Company’s disclosure controls and procedures were not effective as of March 31, 2024.

Remediation Plan for Material Weakness

The Company, with oversight from its Audit Committee, is in the process of implementing measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation plan includes, but is not limited to, the following:

•hiring additional personnel, both internal and external, with the necessary experience and skill to manage supply chain and inventory operations; and
•enhancing controls, including the implementation of manual or automated processes over the physical existence of inventory, identification of excess and obsolete inventory, and authorization of inventory pricing and purchase arrangements.

Although the Company believes that these actions will remediate the material weakness, additional time is required to test such actions and to complete the design, implementation, and review its controls to demonstrate the effectiveness of the Company’s remediation efforts. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than the remediation plan discussed above, there have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended March 31, 2024, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 1, 2022
10.1†	Employment Agreement, dated April 8, 2024, by and among The Beauty Health Company, HydraFacial LLC, and Marla Beck	8-K	001-39565	10.1	April 8, 2024
10.2#	The Beauty Health Company Amended and Restated Executive Severance Plan	8-K	001-39565	10.2	April 8, 2024
10.3	Purchase Agreement, dated December 15, 2023, by and between The Beauty Health Company and Goldman Sachs & Co. LLC					X
10.4	Purchase Agreement, dated April 1, 2024, by and between The Beauty Health Company and Goldman Sachs & Co. LLC					X
10.5	Separation, Transition and General Release Agreement, dated April 29, 2024, by and between Hydrafacial LLC and Brad Hauser	8-K/A	001-39565	10.1	May 2, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	May 9, 2024	By:	/s/ Marla Beck
		Name:	Marla Beck
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2024	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)