Form 10-Q
period 2024-06-30
Beauty Health Co
filed 2024-08-08
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 6, 2024, there were 124,020,249 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$349,544	$523,025
Accounts receivable, net of allowances for estimated credit losses of $8,257 and $6,604 at June 30, 2024 and December 31, 2023, respectively	41,409	54,697
Inventories	77,143	91,321
Income tax receivable	401	332
Prepaid expenses and other current assets	21,129	28,877
Total current assets	489,626	698,252
Property and equipment, net	9,718	14,226
Right-of-use assets, net	14,942	12,120
Intangible assets, net	54,161	62,123
Goodwill	124,822	125,818
Deferred income tax assets, net	3,035	531
Other assets	15,529	16,043
TOTAL ASSETS	$711,833	$929,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,686	$44,768
Accrued payroll-related expenses	17,146	22,028
Lease liabilities, current	4,278	4,598
Income tax payable	2,360	2,759
Syndeo Program reserves	912	21,009
Other accrued expenses	24,044	19,846
Total current liabilities	75,426	115,008
Lease liabilities, non-current	12,704	9,319
Deferred income tax liabilities, net	1,064	702
Warrant liabilities	976	3,555
Convertible senior notes, net	550,625	738,372
Other long-term liabilities	1,849	2,767
Total liabilities	642,644	869,723
Commitments (Note 10)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 123,993,785 and 122,899,002 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	553,420	541,281
Accumulated other comprehensive loss	(4,899)	(3,036)
Accumulated deficit	(479,344)	(478,867)
Total stockholders’ equity	69,189	59,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,833	$929,113
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$90,594	$117,479	$171,997	$203,757
Cost of sales	49,654	49,603	82,696	81,777
Gross profit	40,940	67,876	89,301	121,980
Operating expenses:
Selling and marketing	30,482	43,041	64,166	81,740
Research and development	1,159	2,881	3,966	5,217
General and administrative	31,410	35,100	60,271	65,479
Total operating expenses	63,051	81,022	128,403	152,436
Loss from operations	(22,111)	(13,146)	(39,102)	(30,456)
Interest expense	2,452	3,429	5,481	6,846
Interest income	(4,194)	(5,717)	(9,550)	(10,032)
Other income, net	(17,319)	(47)	(33,406)	(465)
Change in fair value of warrant liabilities	(4,043)	(11,585)	(2,579)	(2,509)
Foreign currency transaction loss (gain), net	1,144	(397)	2,441	(1,546)
(Loss) income before provision for income taxes	(151)	1,171	(1,489)	(22,750)
Income tax benefit	(353)	(2,193)	(1,012)	(5,855)
Net income (loss)	$202	$3,364	(477)	(16,895)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(816)	(367)	(1,863)	521
Comprehensive (loss) income	$(614)	$2,997	$(2,340)	$(16,374)
Net income (loss) per share
Basic	$0.00	$0.03	$0.00	$(0.13)
Diluted	$(0.10)	$0.03	$(0.20)	$(0.13)
Weighted average common shares outstanding
Basic	123,718,797	132,716,024	123,417,353	132,569,209
Diluted	141,927,750	132,716,024	143,200,221	132,569,209
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	(20,259)	(20,259)
Issuance of Common Stock pursuant to equity compensation plan	473,049	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(170,415)	—	(2,195)	—	—	(2,195)
Issuance of Common Stock relating to employee stock purchase plan	—	—	2,034	—	—	2,034
Share-based compensation	—	—	3,577	—	—	3,577
Common Stock relating to asset acquisition	109,625	—	1,310	—	—	1,310
Foreign currency translation adjustment	—	—	—	888	—	888
BALANCE, March 31, 2023	132,626,954	$14	$555,046	$(3,642)	$(399,010)	$152,408
Net income	—	—	—	—	3,364	3,364
Issuance of Common Stock pursuant to equity compensation plan	254,742	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(83,234)	—	(545)	—	—	(545)
Issuance of Common Stock relating to employee stock purchase plan	82,955	—	698	—	—	698
Share-based compensation	—	—	8,524	—	—	8,524
Accelerated share repurchase payment	—	—	(2,240)	—	—	(2,240)
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
BALANCE, June 30, 2023	132,881,417	$14	$561,483	$(4,009)	$(395,646)	$161,842

BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(679)	(679)
Issuance of Common Stock pursuant to equity compensation plan	843,950	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(289,533)	—	(1,005)	—	—	(1,005)
Share-based compensation	—	—	6,636	—	—	6,636
Foreign currency translation adjustment	—	—	—	(1,047)	—	(1,047)
BALANCE, March 31, 2024	123,453,419	$12	$546,912	$(4,083)	$(479,546)	$63,295
Net income	—	—	—	—	202	202
Issuance of Common Stock pursuant to equity compensation plan	454,362	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(104,120)	—	(368)	—	—	(368)
Issuance of Common Stock relating to employee stock purchase plan	190,124	—	378	—	—	378
Share-based compensation	—	—	6,498	—	—	6,498
Foreign currency translation adjustment	—	—	—	(816)	—	(816)
BALANCE, June 30, 2024	123,993,785	$12	$553,420	$(4,899)	$(479,344)	$69,189

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(477)	$(16,895)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	13,134	12,101
Amortization of intangible assets	10,255	11,126
Depreciation of property and equipment	5,431	4,483
Amortization of other assets	1,879	1,107
Amortization of debt issuance costs	1,746	2,114
Inventory write-down	19,304	4,365
Provision for estimated credit losses	2,037	1,380
Change in fair value of warrant liabilities	(2,579)	(2,509)
Gain on repurchase of convertible senior notes, net	(33,411)	—
Deferred income taxes	(2,144)	—
Other, net	7,515	1,796
Changes in operating assets and liabilities:
Accounts receivable	10,499	(138)
Inventories	(6,572)	(2,605)
Prepaid expenses, other current assets, and income tax receivable	6,264	(12,188)
Accounts payable, accrued expenses, and income tax payable	(38,686)	9,239
Other, net	(4,848)	(4,420)
Net cash (used for) provided by operating activities	(10,653)	8,956
Cash flows from investing activities:
Cash paid for intangible assets	(3,162)	(4,365)
Cash paid for property and equipment	(678)	(3,623)
Cash paid for asset acquisitions	—	(16,915)
Net cash used for investing activities	(3,840)	(24,903)
Cash flows from financing activities:
Repurchase of convertible senior notes	(156,082)	—
Payment of tax withholdings on vested stock awards	(1,285)	(2,083)
Payment of accelerated share repurchases	—	(2,240)
Other, net	—	582
Net cash used for financing activities	(157,367)	(3,741)
Net change in cash, cash equivalents, and restricted cash	(171,860)	(19,688)
Effect of foreign currency translation on cash	(1,621)	1,219
Cash, cash equivalents, and restricted cash beginning of period	523,025	568,197
Cash, cash equivalents, and restricted cash end of period	$349,544	$549,728

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

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net Sales
Delivery Systems	$35,209	$65,590	$70,992	$110,943
Consumables	55,385	51,889	101,005	92,814
Total net sales	$90,594	$117,479	$171,997	$203,757

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Americas	$57,731	$63,644	$108,057	$116,622
Asia-Pacific (“APAC”)	13,635	25,248	25,607	38,868
Europe, the Middle East and Africa (“EMEA”)	19,228	28,587	38,333	48,267
Total net sales	$90,594	$117,479	$171,997	$203,757

Note 3 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$23,907	$24,406
Finished goods	53,236	66,915
Total inventories	$77,143	$91,321
During the six months ended June 30, 2024, the Company recognized $19.3 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials. During the six months ended June 30, 2023, the Company recognized $4.4 million of inventory charges for discontinued, excess, and obsolete inventory.

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Accrued compensation and payroll taxes	$9,323	$10,458
Accrued sales commissions	5,492	7,565
Accrued benefits	2,331	4,005
Total accrued payroll-related expenses	$17,146	$22,028

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Sales and VAT tax payables	$4,798	$4,971
Deferred revenue	3,875	450
Royalty liabilities	3,769	3,914
Accrued interest	1,719	2,344
Other	9,883	8,167
Total other accrued expenses	$24,044	$19,846

As of June 30, 2024 and December 31, 2023, the Company has approximately $9 million and $15 million, respectively, of non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture or assemble final products for the Company, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company purchases components directly from suppliers and do not reflect the sale of these components to the manufacturing vendors in net sales.

As of June 30, 2024 and December 31, 2023, total warranty reserve was approximately $7 million and $6 million, respectively. As of June 30, 2024, approximately $5 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Condensed Consolidated Balance Sheets. As of December 31, 2023, approximately $4 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Consolidated Balance Sheets.

As of June 30, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards.

Note 4 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$282,257	$—	$—	$282,257
International treasuries	$—	$3,747	$—	$3,747
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$976	$976

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$458,676	$—	$—	$458,676
International treasuries	$—	$3,777	$—	$3,777
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$3,555	$3,555

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC. As of June 30, 2024 and December 31, 2023, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation.

Note 5 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	June 30, 2024	December 31, 2023
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$12,263	$12,323
Machinery and equipment	2-5	8,332	8,597
Furniture and fixtures	2-7	6,320	5,903
Computers and equipment	3-5	5,533	5,479
Tooling	5	1,148	887
Autos and trucks	5	194	242
Construction in progress		227	748
Total property and equipment		34,017	34,179
Less: accumulated depreciation and amortization		(24,299)	(19,953)
Property and equipment, net		$9,718	$14,226

Note 6 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2024 is as follows (in thousands):

December 31, 2023	$125,818
Foreign currency translation impact	(996)
June 30, 2024	$124,822

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of June 30, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(69,923)	$21,706	3 - 10
Capitalized software	20,786	(6,005)	14,781	3 - 5
Customer relationships	18,297	(12,730)	5,567	5 - 10
Trademarks	11,588	(5,777)	5,811	15
Non-compete agreement	5,849	(2,133)	3,716	3
Patents	3,211	(631)	2,580	3 - 19
Total intangible assets	$151,360	$(97,199)	$54,161

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(64,453)	$27,176	3 - 10
Capitalized software	18,423	(4,078)	14,345	3 - 5
Customer relationships	18,809	(11,317)	7,492	5 - 10
Trademarks	11,521	(5,367)	6,154	15
Non-compete agreement	5,878	(1,530)	4,348	3
Patents	3,132	(524)	2,608	3 - 19
Total intangible assets	$149,392	$(87,269)	$62,123

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

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
1.25% Convertible Notes due 2026	$557,700	$750,000
Unamortized debt issuance costs	(7,075)	(11,628)
Net carrying value	$550,625	$738,372

During the three months ended March 31, 2024, the Company repurchased $75.0 million principal amount of its Notes at a weighted-average price equal to 77% for $57.8 million and recognized a net gain of $16.1 million, which includes $1.2 million of unamortized debt issuance costs related to the repurchase. Additionally, during the three months ended June 30, 2024, the Company repurchased $117.3 million principal amount of its Notes at a weighted-average price equal to 84% for $98.3 million and recognized a net gain of $17.3 million, which includes $1.6 million of unamortized debt issuance costs related to the repurchase. The total amount paid and net gain recognized to repurchase $192.3 million principal amount during the six months ended June 30, 2024 was $156.1 million and $33.4 million, respectively. The net gain is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

As of June 30, 2024 and December 31, 2023, the estimated fair value of the Notes was approximately $464 million and $558 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 30, 2024 and December 31, 2023, and are classified as Level 2 within the fair value hierarchy.

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

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial, a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provides for a $50.0 million revolving credit facility with a maturity date of November 14, 2027. As of June 30, 2024, the Credit Agreement was undrawn and there was no outstanding balance under the revolving credit facility.

On August 6, 2024, the Company prepaid all obligations and terminated all commitments, liabilities, and other obligations under the Credit Agreement. There were no material early termination penalties incurred in connection therewith, all outstanding obligations and commitments under the Credit Agreement were satisfied and terminated, and all related security interests and liens securing such obligations and commitments were released.

Note 8 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification (“ASC”) 740 - Income Taxes, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S. jurisdiction as required by ASC 740-270-30-36(a). For the three and six months ended June 30, 2024, the Company recorded foreign income tax benefit of $0.4 million and $1.0 million, respectively, and U.S. income tax expense of zero. Additionally, during the three months ended June 30, 2024, the Company recorded true-up adjustments related to foreign income tax returns filed. The Company’s effective tax rate for the three months ended June 30, 2024 was affected by a mix of ordinary losses in foreign jurisdictions that are tax-effected using a worldwide AETR of 30%, and ordinary income in the U.S. jurisdiction that was tax-effected using a separate U.S. AETR of 0%. The separate U.S. AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's U.S. deferred tax assets.

For the three and six months ended June 30, 2023, the Company recorded income tax benefit of $2.2 million and $5.9 million, respectively. The estimated worldwide AETR differed from the U.S. federal statutory tax rate of 21% due primarily to losses in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, a full valuation allowance against the Company's U.S. deferred tax assets, and the impact of accounting for business combination.

The Company has established a valuation allowance in the U.S. against its deferred tax assets because it is more likely than not that the deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considers numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets.

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.4 million and $1.1 million as of June 30, 2024 and December 31, 2023, respectively.

Note 9 — Share-Based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 13 to the Consolidated Financial Statements—Equity-Based Compensation” in the Company’s 2023 Annual Report on Form 10-K. Under the Beauty Health Company 2021 Incentive Award Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash-based awards to eligible service providers. Additionally, the Company maintains the Employee Stock Purchase Plan for employees located in the United States, whereby eligible employees can have up to 10% of their earnings withheld, subject to certain maximums, to be used to purchase shares of the Company’s Class A Common Stock at certain purchase dates.

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$130	$411	$(274)	$704
Selling and marketing	2,204	1,674	4,628	3,478
Research and development	(628)	366	48	363
General and administrative	4,792	6,073	8,732	7,556
Total share-based compensation	$6,498	$8,524	$13,134	$12,101

As of June 30, 2024, total unrecognized compensation expense related to unvested share-based compensation totaled $44.8 million and is expected to be recognized over a weighted-average period of 1.9 years.

Note 10 — Commitments and Contingencies

Cartessa

On December 14, 2020, Hydrafacial filed a complaint (the “Cartessa Complaint”) against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York (the “New York Court”), captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082, for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed five of Hydrafacial’s patents on its device. Hydrafacial narrowed its allegation in the Cartessa Complaint to assert infringement of just four of its patents. On September 15, 2022, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Unclean Hands and denied Cartessa’s Motion for Summary Judgment of non-infringement on three of the four patents-in-suit. On June 6, 2023, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Invalidity of the fourth patent-in-suit and granted Cartessa’s Motion for Summary Judgment of non-infringement of that same patent. As of the date of this report, Hydrafacial and Cartessa are awaiting the New York Court to set a trial date on Hydrafacial’s remaining three patents-in-suit in the Cartessa Complaint.

Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Cartessa. Hydrafacial also plans to appeal the New York Court’s grant of Cartessa’s Motion for Summary Judgment.

Cartessa - Eunsung Global Corp.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp., in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408. In the investigation, Hydrafacial has asserted a single patent, U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Complaint. The investigation is in the early stages, and Hydrafacial is seeking an exclusion order preventing importation or sale of Cartessa’s hydrodermabrasion systems within the U.S.

Medicreations

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Complaint”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. The Medicreations Complaint is in its early stages, and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medicreations.

Aesthetic Management Partners

On July 8, 2024, Hydrafacial filed a complaint against Aesthetic Management Partners Inc. (“Aesthetic Management Partners”) in the United States District Court for the Western District of Tennessee, Case No. 2:24-cv-02480-JPM-TMP (the “AMP Complaint”), for patent infringement arising from Aesthetic Management Partners’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The AMP Complaint is in its early stages, and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Aesthetic Management Partners.

Medical Purchasing Resource

On June 4, 2024, Hydrafacial filed a complaint against Medical Purchasing Resource, LLC (“Medical Purchasing Resource”) in the United States District Court for the Central District of California, Case No. 2:24-cv-4655 (the “MPR Complaint”), for trademark infringement, false designation of origin, unfair competition, tortious interference, and other causes of action relating to Hydrafacial’s trademark rights. The MPR Complaint is in its early stages, and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medical Purchasing Resource.

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current president and chief executive officer, Andrew Stanleick, its former chief financial officer, Liyuan Woo, and its current chief financial officer, Michael Monahan. The complaint, styled Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Health Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (First Claim), and violation of Section 20(a) of the Exchange Act against the individual defendants (Second Claim). The complaint alleges that, between May 10, 2022 and November 13, 2023, defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint includes a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On May 9, 2024, the parties submitted a joint stipulation to the court setting forth a proposed schedule for the filing of an amended complaint and defendants’ response thereto. The proposed schedule has not yet been approved by the court. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Securities Class Action.

Consolidated Derivative Action

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action (the “Operative Complaint”), further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the Operative Complaint by August 25, 2024.

The Company believes that the claims asserted in the Consolidated Derivative Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Consolidated Derivative Action.

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

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding shares of Class A Common Stock or any other equity securities (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by BLS Investor Group LLC (the “Sponsor”) or the Hydrafacial Stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the 11,500,000 shares of Class B common stock (the “Founder Shares”) that were owned by the Sponsor and converted into shares of Class A Common Stock in connection with the Business Combination and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as earn-out shares to the Hydrafacial Stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

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

Note 12 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 123,993,785 and 122,899,002, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Common Stock Repurchases

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Under this share repurchase program, for the year ended December 31, 2023, the Company repurchased and retired 10.4 million shares for $30.2 million excluding taxes. During the three and six months ended June 30, 2024, the Company did not repurchase any shares of its common stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Note 13 — Net Income (Loss) Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net income (loss) available to common stockholders - basic	$202	$3,364	$(477)	$(16,895)
Adjustments related to Convertible Notes (1)	(14,651)	—	(27,722)	—
Net (loss) income available to common stockholders - diluted	$(14,449)	$3,364	$(28,199)	$(16,895)

Weighted average common shares outstanding - basic	123,718,797	132,716,024	123,417,353	132,569,209
Effect of dilutive shares:
Convertible Notes	18,208,953	—	19,782,868	—
Weighted average common shares outstanding - diluted	141,927,750	132,716,024	143,200,221	132,569,209

Basic net income (loss) per share:	$0.00	$0.03	$0.00	$(0.13)
Dilutive net (loss) income per share:	$(0.10)	$0.03	$(0.20)	$(0.13)
(1) For the three and six months ended June 30, 2024, the adjustments related to Convertible Notes include the net gain on repurchase offset by interest expense and amortization of debt issuance costs related to our Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible Notes	—	23,614,425	—	23,614,425
Restricted Stock Units	7,050,916	4,518,083	7,050,916	4,518,083
Stock Options	3,617,970	4,294,507	3,617,970	4,294,507
Performance-based Restricted Stock Units	2,302,162	2,168,560	2,302,162	2,168,560
For the three and six months ended June 30, 2024 and 2023, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net (loss) income per common share because their effect would be antidilutive.

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

In March 2024, the FASB issued ASU 2024-02 "Codification Improvements—Amendments to Remove References to the Concepts Statements." ASU 2024-02 amends the FASB Accounting Standards Codification to remove references to various FASB Concept Statements. The amendments are considered to be codification improvements only and are effective for annual periods beginning January 1, 2025, with early adoption permitted. Adoption of ASU 2024-02 is not expected to have a material impact to our consolidated financial statements or related disclosures.

Note 15 — Syndeo Program

To stand behind its commitment to its customers and protect the Company’s brand reputation, during October 2023, the Company’s management decided that, with respect to Syndeo devices, the Company will only market and sell Syndeo 3.0 devices. The Company provided, at no cost to the customer, the option of (i) a technician upgrade to their Syndeo 1.0 or 2.0 devices to 3.0 standards in the field; or (ii) a replacement Syndeo 3.0 device for their existing device (the “Syndeo Program”). Additionally, the Company extended the customer’s warranty by one year for each system from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. As of June 30, 2024, the Syndeo Program is substantially complete.

As of December 31, 2023, the Company accrued costs of $21.0 million, primarily for the estimated cost to remediate, upgrade or exchange the remaining Syndeo 1.0 and 2.0 builds.

The following table summarizes the Syndeo Program usage for the three and six months ended June 30, 2024 (in thousands):

Program liability as of December 31, 2023	$21,009
Usage	(12,695)
Program liability as of March 31, 2024	$8,314
Usage	(7,402)
Program liability as of June 30, 2024	$912

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended June 30, 2024 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

Business and Macroeconomic Conditions

During the three and six months ended June 30, 2024, we continued to execute against our plan to expand our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, drive consumables, which consist of single-use tips, solutions, serums and other consumables used to provide a hydrafacial treatment that cleanses, extracts, and hydrates the skin (collectively “Consumables”), invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry;
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions; and
•Ongoing issues related to new and older models of Hydrafacial’s current generation Delivery System, Syndeo (“Syndeo”), and our actions to remediate such ongoing issues. The Company executed replacements under the Syndeo Program and continues to address customer cases under warranty. As of June 30, 2024, the Syndeo Program is substantially complete.

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

Comparison of Three Months Ended June 30, 2024 to Three Months Ended June 30, 2023

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended June 30, 2024 and June 30, 2023 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended June 30,
(in millions)	2024	% of Net Sales	2023	% of Net Sales
Net sales	$90.6	100.0%	$117.5	100.0%
Cost of sales	49.7	54.8	49.6	42.2
Gross profit	40.9	45.2	67.9	57.8
Operating expenses
Selling and marketing	30.5	33.6	43.0	36.6
Research and development	1.2	1.3	2.9	2.5
General and administrative	31.4	34.7	35.1	29.9
Total operating expenses	63.1	69.6	81.0	69.0
Loss from operations	(22.1)	(24.4)	(13.1)	(11.2)
Interest expense	2.5	2.7	3.4	2.9
Interest income	(4.2)	(4.6)	(5.7)	(4.9)
Other income, net	(17.3)	(19.1)	—	—
Change in fair value of warrant liabilities	(4.0)	(4.5)	(11.6)	(9.9)
Foreign currency transaction loss (gain), net	1.1	1.3	(0.4)	(0.3)
(Loss) income before provision for income taxes	(0.2)	(0.2)	1.2	1.0
Income tax benefit	(0.4)	(0.4)	(2.2)	(1.9)
Net income	$0.2	0.2%	$3.4	2.9%
Net Sales

	Three Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Net sales
Delivery Systems	$35.2	$65.6	$(30.4)	(46.3)%
Consumables	55.4	51.9	3.5	6.7%
Total net sales	$90.6	$117.5	$(26.9)	(22.9)%

Percentage of net sales
Delivery Systems	38.9%	55.8%
Consumables	61.1%	44.2%
Total	100.0%	100.0%
Total net sales for the three months ended June 30, 2024 decreased $26.9 million, or 22.9%, compared to the three months ended June 30, 2023. Delivery Systems net sales for the three months ended June 30, 2024 decreased $30.4 million, or 46.3%, compared to the three months ended June 30, 2023, with decreases across all regions. The decrease in Delivery Systems net sales reflects a challenging year-over-year comparison due to the prior year international launch of Syndeo, which included trade-up net sales. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions and as the Company works to strengthen customer confidence in Syndeo.
Consumables net sales for the three months ended June 30, 2024 increased $3.5 million, or 6.7%, compared to the three months ended June 30, 2023. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the three months ended June 30, 2024.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Cost of sales	$49.7	$49.6	$0.1	0.1%
Gross profit	$40.9	$67.9	$(26.9)	(39.7)%
Gross margin	45.2%	57.8%
Cost of sales for the three months ended June 30, 2024 increased $0.1 million, compared to the three months ended June 30, 2023 primarily due to higher inventory related charges, offset by lower net sales. Cost of sales for the three months ended June 30, 2024 include $13.8 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials. Gross margin decreased to 45.2% during the three months ended June 30, 2024 from 57.8% during the three months ended June 30, 2023 primarily due to higher inventory related charges resulting from the inventory write-downs.
Operating Expenses

Selling and Marketing

	Three Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Selling and marketing	$30.5	$43.0	$(12.6)	(29.2)%
As a percentage of net sales	33.6%	36.6%
Selling and marketing expense for the three months ended June 30, 2024 decreased $12.6 million, or 29.2%, compared to the three months ended June 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including sales commission expense and lower marketing spend.
Research and Development

	Three Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Research and development	$1.2	$2.9	$(1.7)	(59.8)%
As a percentage of net sales	1.3%	2.5%
Research and development expense for the three months ended June 30, 2024 decreased $1.7 million, or 59.8%, compared to the three months ended June 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense.
General and Administrative

	Three Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
General and administrative	$31.4	$35.1	$(3.7)	(10.5)%
As a percentage of net sales	34.7%	29.9%
General and administrative expense for the three months ended June 30, 2024 decreased $3.7 million, or 10.5%, compared to the three months ended June 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Three Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Interest income	$(4.2)	$(5.7)	$1.5	(26.6)%
Change in fair value of warrant liabilities	$(4.0)	$(11.6)	$7.5	(65.1)%
Other income, net	$(17.3)	$—	$(17.3)	N/M
N/M - Not meaningful
Interest income for the three months ended June 30, 2024 decreased $1.5 million compared to the three months ended June 30, 2023 primarily due to lower average invested balances during the three months ended June 30, 2024.

During the three months ended June 30, 2024, the Company recognized income of $4.0 million related to the change in the fair value of the warrant liabilities, a decrease of $7.5 million, as compared to income of $11.6 million for the three months ended June 30, 2023, driven primarily by the fluctuation of the Company’s stock price.

During the three months ended June 30, 2024, the Company recognized $17.3 million net gain related to the repurchase of its 1.25% Convertible Senior Notes due 2026 (the “Notes”).

Comparison of Six Months Ended June 30, 2024 to Six Months Ended June 30, 2023

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the six months ended June 30, 2024 and June 30, 2023 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Six Months Ended June 30,
(in millions)	2024	% of Net Sales	2023	% of Net Sales
Net sales	$172.0	100.0%	$203.8	100.0%
Cost of sales	82.7	48.1	81.8	40.1
Gross profit	89.3	51.9	122.0	59.9
Operating expenses
Selling and marketing	64.2	37.3	81.7	40.1
Research and development	4.0	2.3	5.2	2.6
General and administrative	60.3	35.0	65.5	32.1
Total operating expenses	128.4	74.7	152.4	74.8
Loss from operations	(39.1)	(22.7)	(30.5)	(14.9)
Interest expense	5.5	3.2	6.8	3.4
Interest income	(9.6)	(5.6)	(10.0)	(4.9)
Other income, net	(33.4)	(19.4)	(0.5)	(0.2)
Change in fair value of warrant liabilities	(2.6)	(1.5)	(2.5)	(1.2)
Foreign currency transaction loss (gain), net	2.4	1.4	(1.5)	(0.8)
Loss before provision for income taxes	(1.5)	(0.9)	(22.8)	(11.2)
Income tax benefit	(1.0)	(0.6)	(5.9)	(2.9)
Net loss	$(0.5)	(0.3)%	$(16.9)	(8.3)%
Net Sales

	Six Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Net sales
Delivery Systems	$71.0	$110.9	$(40.0)	(36.0)%
Consumables	101.0	92.8	8.2	8.8%
Total net sales	$172.0	$203.8	$(31.8)	(15.6)%

Percentage of net sales
Delivery Systems	41.3%	54.4%
Consumables	58.7%	45.6%
Total	100.0%	100.0%
Total net sales for the six months ended June 30, 2024 decreased $31.8 million, or 15.6%, compared to the six months ended June 30, 2023. Delivery System net sales for the six months ended June 30, 2024 decreased $40.0 million, or 36.0%, compared to the six months ended June 30, 2023, with decreases across all regions. The decrease in Delivery Systems net sales reflects a challenging year-over-year comparison due to the prior year international launch of Syndeo, which included trade-up net sales. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions and as the Company works to strengthen customer confidence in Syndeo.
Consumables net sales for the six months ended June 30, 2024 increased $8.2 million, or 8.8%, compared to the six months ended June 30, 2023. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the six months ended June 30, 2024.

Cost of Sales, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Cost of sales	$82.7	$81.8	$0.9	1.1%
Gross profit	$89.3	$122.0	$(32.7)	(26.8)%
Gross margin	51.9%	59.9%
Cost of sales for the six months ended June 30, 2024 increased $0.9 million, compared to the six months ended June 30, 2023 primarily due to higher inventory related charges, offset by lower net sales. Cost of sales for the six months ended June 30, 2024 include $19.3 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials. Gross margin decreased to 51.9% during the six months ended June 30, 2024 from 59.9% during the six months ended June 30, 2023 primarily due to higher inventory related charges resulting from the inventory write-downs.
Operating Expenses

Selling and Marketing

	Six Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Selling and marketing	$64.2	$81.7	$(17.6)	(21.5)%
As a percentage of net sales	37.3%	40.1%
Selling and marketing expense for the six months ended June 30, 2024 decreased $17.6 million, or 21.5%, compared to the six months ended June 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including sales commission expense and lower marketing spend.
Research and Development

	Six Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Research and development	$4.0	$5.2	$(1.3)	(24.0)%
As a percentage of net sales	2.3%	2.6%
Research and development expense for the six months ended June 30, 2024 decreased $1.3 million, or 24.0%, compared to the six months ended June 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including lower share-based compensation expense.
General and Administrative

	Six Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
General and administrative	$60.3	$65.5	$(5.2)	(8.0)%
As a percentage of net sales	35.0%	32.1%
General and administrative expense for the six months ended June 30, 2024 decreased $5.2 million, or 8.0%, compared to the six months ended June 30, 2023. The decrease is primarily driven by lower personnel-related expenses, professional fees, and software expenses.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Six Months Ended June 30,		Change
(in millions)	2024	2023	Amount	%
Interest income	$(9.6)	$(10.0)	$0.5	(4.8)%
Change in fair value of warrant liabilities	$(2.6)	$(2.5)	$(0.1)	2.8%
Other income, net	$(33.4)	$(0.5)	$(32.9)	N/M
N/M - Not meaningful
Interest income for the six months ended June 30, 2024 decreased $0.5 million compared to the six months ended June 30, 2023 primarily due to lower average invested balances during the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Company recognized income of $2.6 million related to the change in the fair value of the warrant liabilities, an increase of $0.1 million, as compared to income of $2.5 million for the six months ended June 30, 2023, driven primarily by the fluctuation of the Company’s stock price.

During the six months ended June 30, 2024, the Company recognized $33.4 million net gain related to the repurchase of its Notes.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes, and (iv) net proceeds received from the exercise of public and private placement warrants. As of June 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $349.5 million.

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

Our sources of liquidity and cash flows are used to fund ongoing operations, research and development projects for new products, services, and technologies, and provide ongoing support services for our providers and customers, including liabilities associated with the recently completed Syndeo Program. As part of our business strategy, we occasionally evaluate potential acquisitions of businesses and products and technologies. Accordingly, a portion of our available cash may be used at any time for the acquisition of complementary products, services, or businesses. Such potential transactions may require substantial capital resources, which may require us to seek additional debt or equity financing. We cannot assure you that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired businesses into our current operations, or expand into new markets. Furthermore, we cannot provide assurances that additional financing will be available to us in any required time frame and on commercially reasonable terms, if at all.

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

We may, from time to time, seek to redeem or repurchase our outstanding debt or equity securities through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. For information regarding the Company’s repurchases of its Notes during the first and second quarter of 2024, see Note 7, Long-Term Debt, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2024, the Company repurchased $75.0 million principal amount of its Notes at a weighted-average price equal to 77% for $57.8 million. Additionally, during the three months ended June 30, 2024, the Company repurchased $117.3 million principal amount of its Notes at a weighted-average price equal to 84% for $98.3 million. The total amount paid to repurchase $192.3 million principal amount was $156.1 million for the six months ended June 30, 2024.

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

Amended and Restated Credit Agreement

On November 14, 2022, the Company, as successor by assumption to Hydrafacial, a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provides for a $50.0 million revolving credit facility with a maturity date of November 14, 2027. As of June 30, 2024, the Credit Agreement was undrawn and there was no outstanding balance under the revolving credit facility.

On August 6, 2024, the Company prepaid all obligations and terminated all commitments, liabilities, and other obligations under the Credit Agreement. There were no material early termination penalties incurred in connection therewith, all outstanding obligations and commitments under the Credit Agreement were satisfied and terminated, and all related security interests and liens securing such obligations and commitments were released.

Known Trends or Uncertainties

The majority of our customers operate within the medical industry (dermatologists and plastic surgeons), esthetician industry, and beauty retail industry. Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in these industries during economic downturns. These consolidations have not had a negative effect on our total sales; however, should consolidations and downsizing in the industries continue to occur, those events could adversely impact our revenues and earnings going forward.

In addition, we continue to face macro-economic challenges such as the possibility of recession or financial market instability, and the impact of any governmental actions on the economy. These factors may adversely impact consumers, business, and government spending as well as our customers' ability to pay for our products and services on an ongoing basis.

If economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, our revenues could be adversely affected. Macro-economic challenges and credit conditions have negatively impacted our revenues in 2024. We are continuing to monitor these and other risks that may affect our business so that we can respond appropriately. Negative trends in our financial performance or financial condition may result in a sustained decline in our stock price, which may result in a triggering event necessitating an interim goodwill impairment assessment and potential goodwill impairment.

Syndeo Program Costs

The Company accrued $0.9 million as of June 30, 2024 for the remaining estimated cost for its remediation plan to upgrade or exchange customer Syndeo devices to meet the Syndeo 3.0 device standard. As of June 30, 2024, the Syndeo Program is substantially complete.

Discontinuation of Trade-up Program in 2024

The Company has historically accepted Delivery Systems in trade-up transactions with the intent to refurbish and resell such Delivery Systems received from the customer. During the six months ended June 30, 2023 and the year ended December 31, 2023, the Company recognized approximately $6 million and $17 million, respectively, of revenue based on the estimated fair value of such Delivery Systems. While the Company still expects to resell Delivery Systems previously received in trade-up transactions, starting in 2024, the Company plans to discontinue the use of trade-up transactions and the ensuing revenue recognition for noncash consideration.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Six Months Ended June 30,
(Dollars in millions)	2024	2023
Cash, cash equivalents, and restricted cash at beginning of period	$523.0	$568.2
Operating activities:
Net loss	(0.5)	(16.9)
Non-cash adjustments	23.2	36.0
Changes in working capital	(33.3)	(10.1)
Net cash (used for) provided by operating activities	(10.7)	9.0
Net cash used for investing activities	(3.8)	(24.9)
Net cash used for financing activities	(157.4)	(3.7)
Net change in cash, cash equivalents, and restricted cash	(171.9)	(19.7)
Effect of foreign currency translation	(1.6)	1.2
Cash, cash equivalents, and restricted cash at end of period	$349.5	$549.7

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2024 was $10.7 million, as compared to net cash provided by operating activities of $9.0 million for the six months ended June 30, 2023. The change in cash used for operating activities was primarily related to higher working capital usage, the net impact of current year net loss, and other non-cash adjustments. The current year net loss and non-cash adjustments include a net gain of $33.4 million related to the repurchase of our Notes and higher inventory related charges as compared to the prior year.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2024 was $3.8 million, as compared to $24.9 million for the six months ended June 30, 2023. The change in cash used for investing activities was primarily related to prior year’s asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $16.9 million.

Financing Activities

Net cash used for financing activities for the six months ended June 30, 2024 was $157.4 million, as compared to $3.7 million for the six months ended June 30, 2023. The change in cash used for financing activities was primarily related to the repurchase of $192.3 million principal amount of our Notes at a weighted-average price equal to 81% for $156.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting related to the Company’s inventory process as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Inventory Material Weakness”), the Company’s disclosure controls and procedures were not effective as of June 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended June 30, 2024, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Michael Monahan - Cash-Based Performance Bonus Opportunity

The information included in this portion of Part II, Item 5 of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 6, 2024, the Company, following consultation with and under the recommendation of the Company’s Compensation Committee, issued a letter (the “Bonus Opportunity Letter”) that approved the grant of a cash-based performance bonus in the amount of $300,000 to Michael Monahan, the Company’s Chief Financial Officer (the “Cash Performance Bonus”).

The Cash Performance Bonus will be paid in one lump sum payment on or before April 15, 2025 (the “Target Date”), provided that Mr. Monahan achieves the following performance goals, the satisfaction of which will be determined by the Company: Mr. Monahan must ensure (i) that a written remediation plan to address the Company’s Inventory Material Weakness as further described in Part I, Item 4 of this Quarterly Report on Form 10-Q is implemented by the Target Date, whereby the remediation plan must establish a process for ongoing monitoring and oversight, appropriate training, and appropriate system enhancements to address (a) physical existence of inventory, (b) excess and obsolete inventory, and (c) inventory pricing and purchase agreements, including non-trade vendor receivables and potential disputes with vendors, and (ii) that systems and processes are in place to align the Company’s sales and operational planning process with the Company’s demand planning and inventory management process.

The foregoing description of the Bonus Opportunity Letter is qualified in its entirety by reference to the text of the Bonus Opportunity Letter, which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Termination of Credit Agreement

The information included in this portion of Part II, Item 5 of this Quarterly Report on Form 10-Q is provided in lieu of filing such information on a Current Report on Form 8-K under Item 1.02 Termination of a Material Definitive Agreement.

On August 6, 2024, the Company prepaid all obligations and terminated all commitments, liabilities, and other obligations under the Credit Agreement. There were no material early termination penalties incurred in connection therewith, all outstanding obligations and commitments under the Credit Agreement were satisfied and terminated, and all related security interests and liens securing such obligations and commitments were released.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	June 11, 2024
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.2	June 11, 2024
3.4	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 1, 2022
10.1†	Employment Agreement, dated April 8, 2024, by and among The Beauty Health Company, HydraFacial LLC, and Marla Beck	8-K	001-39565	10.1	April 8, 2024
10.2#	The Beauty Health Company Amended and Restated Executive Severance Plan	8-K	001-39565	10.2	April 8, 2024
10.3	Purchase Agreement, dated April 1, 2024, by and between The Beauty Health Company and Goldman Sachs & Co. LLC	10-Q	001-39565	10.4	May 9, 2024
10.4†	Separation, Transition and General Release Agreement, dated April 29, 2024, by and between Hydrafacial LLC and Brad Hauser	8-K/A	001-39565	10.1	May 2, 2024
10.5#	Bonus Opportunity Letter, dated August 6, 2024, for Michael Monahan					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	August 8, 2024	By:	/s/ Marla Beck
		Name:	Marla Beck
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)