Form 10-Q
period 2024-09-30
Beauty Health Co
filed 2024-11-12
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 8, 2024, there were 124,122,158 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$358,892	$523,025
Accounts receivable, net of allowances for estimated credit losses of $11,025 and $6,604 at September 30, 2024 and December 31, 2023, respectively	36,279	54,697
Inventories	73,443	91,321
Income tax receivable	399	332
Prepaid expenses and other current assets	16,034	28,877
Total current assets	485,047	698,252
Property and equipment, net	7,634	14,226
Right-of-use assets, net	14,599	12,120
Intangible assets, net	50,979	62,123
Goodwill	125,455	125,818
Deferred income tax assets, net	1,172	531
Other assets	14,662	16,043
TOTAL ASSETS	$699,548	$929,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,084	$44,768
Accrued payroll-related expenses	16,543	22,028
Lease liabilities, current	4,827	4,598
Income tax payable	1,401	2,759
Syndeo Program reserves	—	21,009
Other accrued expenses	28,093	19,846
Total current liabilities	73,948	115,008
Lease liabilities, non-current	12,093	9,319
Deferred income tax liabilities, net	1,115	702
Warrant liabilities	558	3,555
Convertible senior notes, net	551,411	738,372
Other long-term liabilities	699	2,767
Total liabilities	639,824	869,723
Commitments (Note 10)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 124,111,434 and 122,899,002 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	561,059	541,281
Accumulated other comprehensive loss	(3,712)	(3,036)
Accumulated deficit	(497,635)	(478,867)
Total stockholders’ equity	59,724	59,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,548	$929,113
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$78,802	$97,413	$250,799	$301,170
Cost of sales	38,153	109,966	120,849	191,743
Gross profit (loss)	40,649	(12,553)	129,950	109,427
Operating expenses:
Selling and marketing	27,620	30,731	91,786	112,471
Research and development	1,108	1,839	5,074	7,056
General and administrative	33,436	36,978	93,707	102,457
Total operating expenses	62,164	69,548	190,567	221,984
Loss from operations	(21,515)	(82,101)	(60,617)	(112,557)
Interest expense	2,468	3,445	7,949	10,291
Interest income	(4,876)	(6,750)	(14,426)	(16,782)
Other income, net	(69)	(4,872)	(33,475)	(5,337)
Change in fair value of warrant liabilities	(418)	(5,855)	(2,997)	(8,364)
Foreign currency transaction (gain) loss, net	(2,277)	2,270	164	724
Loss before provision for income taxes	(16,343)	(70,339)	(17,832)	(93,089)
Income tax expense (benefit)	1,948	3,479	936	(2,376)
Net loss	$(18,291)	$(73,818)	(18,768)	(90,713)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	1,187	(1,093)	(676)	(572)
Comprehensive loss	$(17,104)	$(74,911)	$(19,444)	$(91,285)
Net loss per share
Basic	$(0.15)	$(0.56)	$(0.15)	$(0.68)
Diluted	$(0.15)	$(0.56)	$(0.31)	$(0.68)
Weighted average common stock outstanding
Basic	124,057,602	132,896,626	123,630,811	132,679,547
Diluted	124,057,602	132,896,626	142,667,209	132,679,547
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	(20,259)	(20,259)
Issuance of common stock pursuant to equity compensation plan	473,049	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(170,415)	—	(2,195)	—	—	(2,195)
Issuance of common stock relating to employee stock purchase plan	—	—	2,034	—	—	2,034
Share-based compensation	—	—	3,577	—	—	3,577
Common stock relating to asset acquisition	109,625	—	1,310	—	—	1,310
Foreign currency translation adjustment	—	—	—	888	—	888
BALANCE, March 31, 2023	132,626,954	$14	$555,046	$(3,642)	$(399,010)	$152,408
Net income	—	—	—	—	3,364	3,364
Issuance of common stock pursuant to equity compensation plan	254,742	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(83,234)	—	(545)	—	—	(545)
Issuance of common stock relating to employee stock purchase plan	82,955	—	698	—	—	698
Share-based compensation	—	—	8,524	—	—	8,524
Accelerated share repurchase payment	—	—	(2,240)	—	—	(2,240)
Foreign currency translation adjustment	—	—	—	(367)	—	(367)
BALANCE, June 30, 2023	132,881,417	$14	$561,483	$(4,009)	$(395,646)	$161,842
Net loss	—	—	—	—	(73,818)	(73,818)
Issuance of common stock pursuant to equity compensation plan	157,749	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(50,731)	—	(331)	—	—	(331)
Repurchase and retirement of common stock	(419,242)	—	(4,828)	—	—	(4,828)
Share-based compensation	—	—	8,185	—	—	8,185
Foreign currency translation adjustment	—	—	—	(1,093)	—	(1,093)
BALANCE, September 30, 2023	132,569,193	$14	$564,509	$(5,102)	$(469,464)	$89,957

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(679)	(679)
Issuance of common stock pursuant to equity compensation plan	843,950	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(289,533)	—	(1,005)	—	—	(1,005)
Share-based compensation	—	—	6,636	—	—	6,636
Foreign currency translation adjustment	—	—	—	(1,047)	—	(1,047)
BALANCE, March 31, 2024	123,453,419	$12	$546,912	$(4,083)	$(479,546)	$63,295
Net income	—	—	—	—	202	202
Issuance of common stock pursuant to equity compensation plan	454,362	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(104,120)	—	(368)	—	—	(368)
Issuance of common stock relating to employee stock purchase plan	190,124	—	378	—	—	378
Share-based compensation	—	—	6,498	—	—	6,498
Foreign currency translation adjustment	—	—	—	(816)	—	(816)
BALANCE, June 30, 2024	123,993,785	$12	$553,420	$(4,899)	$(479,344)	$69,189
Net loss	—	—	—	—	(18,291)	(18,291)
Issuance of common stock pursuant to equity compensation plan	171,021	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(53,372)	—	(73)	—	—	(73)
Share-based compensation	—	—	7,712	—	—	7,712
Foreign currency translation adjustment	—	—	—	1,187	—	1,187
BALANCE, September 30, 2024	124,111,434	$12	$561,059	$(3,712)	$(497,635)	$59,724

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,768)	$(90,713)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	20,846	20,286
Amortization of intangible assets	15,314	15,955
Depreciation of property and equipment	8,486	6,996
Amortization of other assets	3,321	1,751
Amortization of debt issuance costs	2,532	3,172
Inventory write-down	22,704	11,905
Syndeo inventory write-down	—	18,809
Provision for estimated credit losses	5,135	2,760
Change in fair value of warrant liabilities	(2,997)	(8,364)
Gain on repurchase of convertible senior notes, net	(33,411)	—
Deferred income taxes	(250)	333
Other, net	9,938	8,564
Changes in operating assets and liabilities:
Accounts receivable	13,348	6,007
Inventories	(7,468)	3,426
Prepaid expenses, other current assets, and income tax receivable	7,956	(16,198)
Accounts payable, accrued expenses, and income tax payable	(39,501)	50,118
Other, net	(7,523)	(7,887)
Net cash (used for) provided by operating activities	(338)	26,920
Cash flows from investing activities:
Cash paid for intangible assets	(5,250)	(7,084)
Cash paid for property and equipment	(682)	(3,797)
Cash paid for asset acquisitions	—	(18,458)
Net cash used for investing activities	(5,932)	(29,339)
Cash flows from financing activities:
Repurchase of convertible senior notes	(156,082)	—
Payment of tax withholdings on vested stock awards	(1,489)	(2,388)
Payment of accelerated share repurchases	—	(2,240)
Payment of contingent considerations related to acquisitions	—	(1,819)
Other, net	—	356
Net cash used for financing activities	(157,571)	(6,091)
Net change in cash, cash equivalents, and restricted cash	(163,841)	(8,510)
Effect of foreign currency translation on cash	(292)	(243)
Cash, cash equivalents, and restricted cash beginning of period	523,025	568,197
Cash, cash equivalents, and restricted cash end of period	$358,892	$559,444

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

Historical Information

The Company (f.k.a. Vesper Healthcare Acquisition Corp.) was incorporated in the State of Delaware on July 8, 2020. On May 4, 2021, we consummated the business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of HydraFacial LLC, f.k.a. Edge Systems LLC (“Hydrafacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into Hydrafacial, with Hydrafacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Hydrafacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of Hydrafacial and each share of common stock and preferred stock of Hydrafacial was cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the Company owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the Company owns, directly or indirectly, 100% of the stock of Hydrafacial and its subsidiaries and the stockholders of Hydrafacial as of immediately prior to the effective time of the First Merger (the “Hydrafacial Stockholders”) hold a portion of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”).

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

The Company’s revenue disaggregated by major product line consists of the following for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net Sales
Delivery Systems	$27,613	$51,043	$98,605	$161,986
Consumables	51,189	46,370	152,194	139,184
Total net sales	$78,802	$97,413	$250,799	$301,170

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Americas	$51,878	$51,703	$159,935	$168,325
Asia-Pacific (“APAC”)	10,829	24,657	36,436	63,525
Europe, the Middle East and Africa (“EMEA”)	16,095	21,053	54,428	69,320
Total net sales	$78,802	$97,413	$250,799	$301,170

Note 3 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$26,373	$24,406
Finished goods	47,070	66,915
Total inventories	$73,443	$91,321
During the nine months ended September 30, 2024, the Company recognized $22.7 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials.

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Accrued compensation and payroll taxes	$9,358	$10,458
Accrued sales commissions	4,937	7,565
Accrued benefits	2,248	4,005
Total accrued payroll-related expenses	$16,543	$22,028

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Sales and VAT tax payables	$5,404	$4,971
Accrued interest	3,486	2,344
Royalty liabilities	3,424	3,914
Deferred revenue	3,263	450
Other	12,516	8,167
Total other accrued expenses	$28,093	$19,846

As of September 30, 2024 and December 31, 2023, the Company has approximately $3 million and $15 million, respectively, of non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture or assemble final products for the Company, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company purchases components directly from suppliers and do not reflect the sale of these components to the manufacturing vendors in net sales.

During the three months ended September 30, 2024, in connection with the Company’s manufacturing optimization plans, the Company recorded approximately $8 million of contract termination related costs, which was recorded within cost of sales on the Condensed Consolidated Statements of Comprehensive Income (Loss). As of September 30, 2024, the Company has accrued approximately $2 million for the contract termination related costs, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets.

As of September 30, 2024, total warranty reserve was approximately $6 million, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets. As of December 31, 2023, total warranty reserve was approximately $6 million, of which approximately $4 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Consolidated Balance Sheets.

As of September 30, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards.

Note 4 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$283,977	$—	$—	$283,977
International treasuries	$—	$7,569	$—	$7,569
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$558	$558

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$458,676	$—	$—	$458,676
International treasuries	$—	$3,777	$—	$3,777
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$3,555	$3,555

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC. As of September 30, 2024 and December 31, 2023, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation.

Note 5 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	September 30, 2024	December 31, 2023
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$12,215	$12,323
Machinery and equipment	2-5	8,648	8,597
Furniture and fixtures	2-7	6,231	5,903
Computers and equipment	3-5	5,586	5,479
Tooling	5	1,305	887
Autos and trucks	5	207	242
Construction in progress		29	748
Total property and equipment		34,221	34,179
Less: accumulated depreciation and amortization		(26,587)	(19,953)
Property and equipment, net		$7,634	$14,226

Note 6 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2024 is as follows (in thousands):

December 31, 2023	$125,818
Foreign currency translation impact	(363)
September 30, 2024	$125,455

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of September 30, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(72,658)	$18,971	3 - 10
Capitalized software	22,178	(7,000)	15,178	3 - 5
Customer relationships	18,566	(13,767)	4,799	5 - 10
Trademarks	11,624	(5,982)	5,642	15
Non-compete agreement	5,871	(2,408)	3,463	3
Patents	3,629	(703)	2,926	3 - 19
Total intangible assets	$153,497	$(102,518)	$50,979

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(64,453)	$27,176	3 - 10
Capitalized software	18,423	(4,078)	14,345	3 - 5
Customer relationships	18,809	(11,317)	7,492	5 - 10
Trademarks	11,521	(5,367)	6,154	15
Non-compete agreement	5,878	(1,530)	4,348	3
Patents	3,132	(524)	2,608	3 - 19
Total intangible assets	$149,392	$(87,269)	$62,123

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

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Notes due in 2026	$557,700	$750,000
Unamortized debt issuance costs	(6,289)	(11,628)
Net carrying value	$551,411	$738,372

During the three months ended September 30, 2024, there were no repurchases related to the Notes. During the nine months ended September 30, 2024, the Company repurchased $192.3 million principal amount of the Notes for $156.1 million and recognized a net gain of $33.4 million, which includes $2.8 million of unamortized debt issuance costs related to the repurchase. The net gain is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

As of September 30, 2024 and December 31, 2023, the estimated fair value of the Notes was approximately $461 million and $558 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 30, 2024 and December 31, 2023, and are classified as Level 2 within the fair value hierarchy.

Capped Call Transactions

On September 9, 2021, in connection with the pricing of the offering of Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with Bank of Montreal, Credit Suisse Capital LLC, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (collectively, the “Option Counterparties”). In addition, on September 10, 2021, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions,” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s Class A Common Stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s Class A Common Stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $47.94, which represents a premium of 100% over the last reported sale price of the Company’s Class A Common Stock on September 9, 2021. The cost of the Capped Call Transactions was $90.2 million.

The Capped Call Transactions are separate transactions, each between the Company and the applicable Option Counterparty, and are not part of the terms of the Notes and do not affect any holder’s rights under the Notes or the Indenture. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

Amended and Restated Credit Facility

On November 14, 2022, the Company, as successor by assumption to Hydrafacial, a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provided the Company with a $50.0 million revolving credit facility that had a maturity date of November 14, 2027.

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

Note 8 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification (“ASC”) 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S. jurisdiction as required by ASC 740-270-30-36(a). For the three and nine months ended September 30, 2024, the Company recorded foreign income tax expense of $1.9 million and $0.9 million, respectively, and U.S. income tax expense of zero. The Company’s effective tax rate for the three months ended September 30, 2024 was affected by a mix of ordinary income in foreign jurisdictions that are tax-effected using a blended worldwide AETR of 30%, and ordinary loss in the U.S. jurisdiction that was tax-effected using a separate U.S. AETR of 0%. The separate U.S. AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company’s U.S. deferred tax assets.

For the three and nine months ended September 30, 2023, the Company recorded income tax expense of $3.5 million and income tax benefit of $2.4 million, respectively. The estimated worldwide AETR differed from the U.S. federal statutory tax rate of 21% due primarily to income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, a full valuation allowance against the Company's U.S. deferred tax assets, and the impact of accounting for business combination.

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

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.4 million and $1.1 million as of September 30, 2024 and December 31, 2023, respectively.

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

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of sales	$193	$471	$(81)	$1,175
Selling and marketing	2,393	2,499	7,021	5,978
Research and development	168	465	216	829
General and administrative	4,958	4,750	13,690	12,304
Total share-based compensation	$7,712	$8,185	$20,846	$20,286

As of September 30, 2024, total unrecognized compensation expense related to unvested share-based compensation totaled $38.2 million and is expected to be recognized over a weighted-average period of 1.8 years.

Note 10 — Commitments and Contingencies

Cartessa Aesthetics, LLC

On December 14, 2020, Hydrafacial filed a complaint (the “Cartessa Complaint”) against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York (the “New York Court”), captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082 (the “Cartessa Case”), for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed five of Hydrafacial’s patents on its device. Hydrafacial narrowed its allegation in the Cartessa Complaint to assert infringement of just four of its patents. On September 15, 2022, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Unclean Hands and denied Cartessa’s Motion for Summary Judgment of non-infringement on three of the four patents-in-suit. On June 6, 2023, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Invalidity of the fourth patent-in-suit and granted Cartessa’s Motion for Summary Judgment of non-infringement of that same patent. The parties have agreed to dimiss the remaining claims without prejudice so that Hydrafacial can appeal the New York Court’s grant of Cartessa’s Motion for Summary Judgment.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial has asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung has consented to an exclusion order during the term of the Hydrafacial patent-in-suit. The ITC Cartessa Matter is in its early stages, and Hydrafacial continues to seek an exclusion order preventing importation or sale of Cartessa’s hydrodermabrasion systems within the United States.

Medicreations LLC

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Case”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. The Medicreations Case is in its early stages, and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medicreations.

Sinclair Pharma US, Inc

On July 24, 2024, Hydrafacial filed a complaint against Sinclair Pharma US, Inc (“Sinclair”), and its distributor Viora, Inc (“Viora”), in the United States District Court for the Central District of California, Case No. 2:24-cv-06250 (the “Sinclair Case”), for patent infringement arising from Sinclair’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Sinclair Case is in its early stages. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Sinclair and Viora.

On August 2, 2024, Hydrafacial filed a complaint against Sinclair, Aesthetic Management Partners, their foreign manufacturer, EMA Aesthetics, Ltd. (“EMA Aesthetics”), and H.R. Meditech (“H.R. Meditech”) in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 10, 2024, and the investigation was assigned investigation number 337-TA-1416 (the “ITC Sinclair Matter”). In the ITC Sinclair Matter, Hydrafacial has asserted that Sinclair, Aesthetic Management Partners, EMA Aesthetics, and H.R. Meditech infringe Hydrafacial’s U.S. Patent Nos. 11,865,287 and 9,550,052, which relate to hydrodermabrasion systems. The ITC Sinclair Matter is in its early stages, and Hydrafacial is seeking an exclusion order preventing importation or sale of each of the respondents’ hydrodermabrasion systems within the United States.

Aesthetic Management Partners Inc.

On July 8, 2024, Hydrafacial filed a complaint against Aesthetic Management Partners Inc. (“Aesthetic Management Partners”) in the United States District Court for the Western District of Tennessee, Case No. 2:24-cv-02480-JPM-TMP (the “AMP Case”), for patent infringement arising from Aesthetic Management Partners’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The AMP Case is now stayed, and there will be no activity until the conclusion of the ITC Sinclair Matter. After conclusion of the ITC Sinclair Matter, Hydrafacial plans to reopen the AMP Case to seek monetary damages and plans to vigorously pursue its claims against Aesthetic Management Partners.

Medical Purchasing Resource, LLC

On June 4, 2024, Hydrafacial filed a complaint against Medical Purchasing Resource, LLC (“Medical Purchasing Resource”) in the United States District Court for the Central District of California, Case No. 2:24-cv-4655 (the “MPR Case”), for trademark infringement, false designation of origin, unfair competition, tortious interference, and other causes of action relating to Hydrafacial’s trademark rights. The MPR Case is in its early stages, and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medical Purchasing Resource.

Luvo Medical Technologies Inc

On August 16, 2024, Hydrafacial filed a complaint against Luvo Medical Technologies Inc (“Luvo”), Healthcare Markets, Inc (“Healthcare Markets”), and their foreign manufacturer Eunsung in the United States District Court of Utah, Case No. 2:24-cv-00587 (the “Luvo Case”), for patent infringement arising from Healthcare Markets’ sale of Luvo’s hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Luvo Case is now stayed, and there will be no any activity until the conclusion of the ITC Luvo Matter. After conclusion of the ITC’s investigation, Hydrafacial plans to reopen the Luvo Case to seek monetary damages and plans to vigorously pursue its claims against Luvo, Healthcare Markets, and Eunsung.

On August 7, 2024, Hydrafacial filed a complaint against Luvo, its distributor Healthcare Markets, Medical Purchasing Resource, eMIRAmed, and its manufacturer, MIRAmedtech, in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 16, 2024, and the investigation was assigned investigation number 337-TA-1417 (the “ITC Luvo Matter”). In the ITC Luvo Matter, Hydrafacial has asserted that Luvo, Healthcare Markets, Medical Purchasing Resource, and eMIRAmed USA, LLC (“eMIRAmed”) infringe Hydrafacial’s U.S. Patent No. 11,446,477, which is not asserted in the ITC Cartessa Matter or ITC Sinclair Matter, and relates to hydrodermabrasion systems. The ITC Luvo Matter is in its early stages, and Hydrafacial is seeking an exclusion order preventing importation or sale of each of the respondents’ hydrodermabrasion systems within the United States.

eMIRAmed USA, LLC

On August 26, 2024, Hydrafacial filed a complaint against eMIRAmed USA, LLC (“eMIRAmed”), and its manufacturer MIRAmedtech UG (“MIRAmedtech”), in the United States District Court for the Central District of California, Case No. 2:24-cv-01865 (the “eMIRAmed Case”), for patent infringement arising from eMIRAmed’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The eMIRAmed Case is in its early stages. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against eMIRAmed and MIRAmedtech.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On May 9, 2024, the parties submitted a joint stipulation to the court setting forth a proposed schedule for the filing of an amended complaint and defendants’ response thereto. The proposed schedule has not yet been approved by the court. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, the Company filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs’ opposition brief is due on November 22, 2024, the Company’s reply brief is due December 23, 2024, and the hearing on the motion is set for January 15, 2025.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Securities Class Action.

Consumer Class Action

On October 24, 2024, Jason Davalos, Sonia Davalos, and Sol Tan Tanning & Spa LLC (“Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint against Hydrafacial LLC d/b/a The Hydrafacial Company and The Beauty Health Company (collectively, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Consumer Class Action”). The case is captioned Jason Davalos, Sonia Davalos, Sol Tan Tanning & Spa LLC, on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, and The Beauty Health Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.) The complaint alleges that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purport to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States, of Class Action Defendants’ Syndeo machines. The complaint asserts five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer production statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought in the complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

The Company believes that the claims asserted in the Consumer Class Action have no merit and Class Action Defendants intend to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Consumer Class Action.

Consolidated Derivative Action

On February 8, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former President and Chief Executive Officer, Andrew Stanleick; its former Chief Financial Officer, Liyuan Woo, and current members of the Company’s Board of Directors (the “Board of Directors”): Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Margie Elstein, derivatively on behalf of The Beauty Health Company v. Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, Doug Schillinger, Andrew Stanleick, and Liyuan Woo, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Elstein Derivative Action”), asserts a single claim for breach of fiduciary duty against the individual defendants based on the alleged disclosure of knowingly false information and/or the alleged failure to respond to red flags relating to Hydrafacial’s business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The plaintiff-stockholder further maintains that no demand was made upon the Company’s Board of Directors prior to the initiation of the Elstein Derivative Action based on allegations that a majority of the Board of Directors was not disinterested or independent with respect to the fiduciary duty claim, such that demand should be excused as futile. The relief sought in the complaint includes a finding of demand futility, a finding that the individual defendants are liable for breaching their fiduciary duties (as current/former officers and directors), and an award of compensatory damages for harm suffered by the Company and its stockholders for harm allegedly sustained as a result of the alleged fiduciary duty violation.

On May 1, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former President and Chief Executive Officer, Andrew Stanleick; its former Chief Financial Officer, Liyuan Woo, and current members of the Company’s Board of Directors: Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Richard Montague, derivatively on behalf of The Beauty Health Company v. Andrew Stanleick, Liyuan Woo, Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, C.A. No. 2024-0463-LWW (Del. Ch.) (the “Montague Derivative Action”), asserts claims for (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) aiding and abetting against the individual defendants based on allegations that the individual defendants made materially false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations, and prospects, specifically relating to the Syndeo 1.0 and 2.0 devices. The relief sought in the Montague Derivative Action includes (a) awarding damages for harm suffered by the Company allegedly sustained as a result of the individual defendants’ alleged breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment, (b) awarding damages for harm suffered by the Company allegedly sustained as a result of the Company’s directors’ alleged aiding and abetting of breaching their fiduciary duties, (c) directing the Company to reform and improve its corporate governance and internal procedures, to comply with its existing governance obligations and all applicable laws, and to protect its investors from a recurrence of the alleged damaging events, and (d) awarding the plaintiff-stockholder the costs and disbursements of the Montague Derivative Action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). A briefing schedule for the Motion to Dismiss has not yet been set.

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

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding shares of Class A Common Stock or any other equity securities (including the Private Placement Warrants and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by BLS Investor Group LLC (the “Sponsor”) or the Hydrafacial Stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the 11,500,000 shares of Class B common stock (the “Founder Shares”) that were owned by the Sponsor and converted into shares of Class A Common Stock in connection with the Business Combination and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as earn-out shares to the Hydrafacial Stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of Class A Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

The Registration Rights Agreement provides that the Company will, within 60 days after the consummation of the Business Combination, file with the SEC a shelf registration statement registering the resale of the shares of Class A Common Stock held by the Restricted Stockholders and will use its reasonable best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in no event later than 60 days following the filing deadline. The Company filed such registration statement on July 19, 2021 and it was declared effective by the SEC on July 26, 2021. The Hydrafacial Stockholders are entitled to make up to an aggregate of two demands for registration, excluding short form demands, that the Company register shares of Class A Common Stock held by these parties. In addition, the Restricted Stockholders have certain “piggy-back” registration rights. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement. The Company and the Restricted Stockholders agree in the Registration Rights Agreement to provide customary indemnification in connection with any offerings of Class A Common Stock effected pursuant to the terms of the Registration Rights Agreement.

Pursuant to the Registration Rights Agreement, the Sponsor agreed to restrictions on the transfer of its securities issued in the Company’s initial public offering, which (i) in the case of the Founder Shares is one year after the completion of the Business Combination unless (A) the closing price of the Class A Common Stock equals or exceeds $12.00 per share for 20 days out of any 30-trading-day period commencing at least 150 days following the Closing of the Business Combination or (B) the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Common Stock underlying the Private Placement Warrants is 30 days after the completion of the Business Combination. The Sponsor and its permitted transferees will also be required, subject to the terms and conditions in the Registration Rights Agreement, not to transfer their Private Placement Warrants (as defined in the Registration Rights Agreement) or shares of Class A Common Stock issuable upon the exercise thereof for 30 days following the Closing.

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

Note 12 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2024 and December 31, 2023, there were 124,111,434 and 122,899,002, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Common Stock Repurchases

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Under this share repurchase program, for the year ended December 31, 2023, the Company repurchased and retired 10.4 million shares for $30.2 million excluding taxes. During the three and nine months ended September 30, 2024, the Company did not repurchase any shares of its Class A Common Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Note 13 — Net Loss Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net loss available to common stockholders - basic	$(18,291)	$(73,818)	$(18,768)	$(90,713)
Adjustments related to the Notes (1)	—	—	(25,186)	—
Net loss available to common stockholders - diluted	$(18,291)	$(73,818)	$(43,954)	$(90,713)

Weighted average common stock outstanding - basic	124,057,602	132,896,626	123,630,811	132,679,547
Effect of dilutive shares:
Notes	—	—	19,036,398	—
Weighted average common stock outstanding - diluted	124,057,602	132,896,626	142,667,209	132,679,547

Basic net loss per share:	$(0.15)	$(0.56)	$(0.15)	$(0.68)
Dilutive net loss per share:	$(0.15)	$(0.56)	$(0.31)	$(0.68)
(1) For the nine months ended September 30, 2024, the adjustments related to the Notes include the net gain on repurchase offset by interest expense and amortization of debt issuance costs related to the Company’s Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Notes	17,559,686	23,614,425	—	23,614,425
Restricted Stock Units	7,827,861	4,471,807	7,827,861	4,471,807
Stock Options	3,571,820	3,776,720	3,571,820	3,776,720
Performance-based Restricted Stock Units	2,302,162	1,890,862	2,302,162	1,890,862
For the three and nine months ended September 30, 2024 and 2023, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per share of Class A Common Stock because their effect would be anti-dilutive.

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

Note 15 — Syndeo Program

To stand behind its commitment to its customers and protect the Company’s brand reputation, in October 2023, the Company’s management decided that, with respect to Syndeo devices, the Company would only market and sell Syndeo 3.0 devices. The Company provided, at no cost to the customer, the option of (i) a technician upgrade to their Syndeo 1.0 or 2.0 devices to 3.0 standards in the field; or (ii) a replacement Syndeo 3.0 device for their existing device (the “Syndeo Program”). Additionally, the Company extended the customer’s warranty by one year for each system from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. As of September 30, 2024, the Syndeo Program is complete.

As of December 31, 2023, the Company accrued costs of $21.0 million, primarily for the estimated cost to remediate, upgrade or exchange the remaining Syndeo 1.0 and 2.0 builds.

The following table summarizes the Syndeo Program usage for the three and nine months ended September 30, 2024 (in thousands):

Program liability as of December 31, 2023	$21,009
Usage	(12,695)
Program liability as of March 31, 2024	$8,314
Usage	(7,402)
Program liability as of June 30, 2024	$912
Usage	(912)
Program liability as of September 30, 2024	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended September 30, 2024 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

Business and Macroeconomic Conditions

During the three and nine months ended September 30, 2024, we continued to execute against our plan to expand our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, drive consumables, which consist of single-use tips, solutions, serums and other consumables used to provide a hydrafacial treatment that cleanses, extracts, and hydrates the skin (collectively “Consumables”), invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry;
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions; and
•Ongoing issues related to new and older models of Hydrafacial’s current generation Delivery System, Syndeo, and our actions to remediate such ongoing issues. The Company provided, at no cost to the customer, the option of (i) a technician upgrade to their Syndeo 1.0 or 2.0 devices to 3.0 standards in the field; or (ii) a replacement Syndeo 3.0 device for their existing device (the “Syndeo Program”). The Company executed replacements under the Syndeo Program and continues to address customer cases under warranty. As of September 30, 2024, the Syndeo Program is complete.

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

Business and macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, the beauty health industry, our providers and their budgets with us, our business, the Company’s brand reputation, financial condition, and results of operations. We remain attentive to these business and macroeconomic conditions that may materially impact our business, and we continue to explore and implement reporting and quality management systems and risk mitigation strategies so that the Company can remain agile in responding to changing circumstances.

Comparison of Three Months Ended September 30, 2024 to Three Months Ended September 30, 2023

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended September 30, 2024 and September 30, 2023, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended September 30,
(in millions)	2024	% of Net Sales	2023	% of Net Sales
Net sales	$78.8	100.0%	$97.4	100.0%
Cost of sales	38.2	48.4	110.0	112.9
Gross profit (loss)	40.6	51.6	(12.6)	(12.9)
Operating expenses
Selling and marketing	27.6	35.0	30.7	31.5
Research and development	1.1	1.4	1.8	1.9
General and administrative	33.4	42.4	37.0	38.0
Total operating expenses	62.2	78.9	69.5	71.4
Loss from operations	(21.5)	(27.3)	(82.1)	(84.3)
Interest expense	2.5	3.1	3.4	3.5
Interest income	(4.9)	(6.2)	(6.8)	(6.9)
Other income, net	(0.1)	(0.1)	(4.9)	(5.0)
Change in fair value of warrant liabilities	(0.4)	(0.5)	(5.9)	(6.0)
Foreign currency transaction (gain) loss, net	(2.3)	(2.9)	2.3	2.3
Loss before provision for income taxes	(16.3)	(20.7)	(70.3)	(72.2)
Income tax expense	1.9	2.5	3.5	3.6
Net loss	$(18.3)	(23.2)%	$(73.8)	(75.8)%
Net Sales

	Three Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Net sales
Delivery Systems	$27.6	$51.0	$(23.4)	(45.9)%
Consumables	51.2	46.4	4.8	10.4%
Total net sales	$78.8	$97.4	$(18.6)	(19.1)%

	Three Months Ended September 30,
Percentage of net sales	2024	2023
Delivery Systems	35.0%	52.4%
Consumables	65.0%	47.6%
Total	100.0%	100.0%
Total net sales for the three months ended September 30, 2024 decreased $18.6 million, or 19.1%, compared to the three months ended September 30, 2023. Delivery Systems net sales for the three months ended September 30, 2024 decreased $23.4 million, or 45.9%, compared to the three months ended September 30, 2023, with decreases across all regions. The decrease in Delivery Systems net sales reflects a challenging year-over-year comparison due to the prior year international launch of Syndeo, which included net sales from the trade-up program. Delivery Systems net sales were also negatively impacted globally by unfavorable macroeconomic and credit conditions and as the Company works to strengthen customer confidence in Syndeo.
Consumables net sales for the three months ended September 30, 2024 increased $4.8 million, or 10.4%, compared to the three months ended September 30, 2023. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the three months ended September 30, 2024.

Cost of Sales, Gross Profit (Loss), and Gross Margin

	Three Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Cost of sales	$38.2	$110.0	$(71.8)	(65.3)%
Gross profit (loss)	$40.6	$(12.6)	$53.2	N/M
Gross margin	51.6%	(12.9)%
N/M - Not meaningful
Cost of sales for the three months ended September 30, 2024 decreased $71.8 million, compared to the three months ended September 30, 2023 primarily due to the absence of charges and inventory write-downs associated with the Syndeo Program of $63.1 million in 2023, and lower net sales, inventory related charges and product costs, partially offset by approximately $8 million of manufacturing optimization related costs incurred during the three months ended September 30, 2024. Gross margin increased to 51.6% for the three months ended September 30, 2024 from (12.9)% for the three months ended September 30, 2023 primarily due to prior year’s charges and inventory write-downs associated with the Syndeo Program and lower inventory related charges and product costs, partially offset by the manufacturing optimization related costs.
Operating Expenses

Selling and Marketing

	Three Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Selling and marketing	$27.6	$30.7	$(3.1)	(10.1)%
As a percentage of net sales	35.0%	31.5%
Selling and marketing expense for the three months ended September 30, 2024 decreased $3.1 million, or 10.1%, compared to the three months ended September 30, 2023. The decrease is primarily driven by lower sales commission expense, personnel-related expenses, and marketing tradeshows and event expenses.
Research and Development

	Three Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Research and development	$1.1	$1.8	$(0.7)	(39.7)%
As a percentage of net sales	1.4%	1.9%
Research and development expense for the three months ended September 30, 2024 decreased $0.7 million, or 39.7%, compared to the three months ended September 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense.
General and Administrative

	Three Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
General and administrative	$33.4	$37.0	$(3.5)	(9.6)%
As a percentage of net sales	42.4%	38.0%
General and administrative expense for the three months ended September 30, 2024 decreased $3.5 million, or 9.6%, compared to the three months ended September 30, 2023. The decrease is primarily driven by lower losses on sale of assets and personnel-related expenses, partially offset by higher provision for estimated credit losses.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Three Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Interest income	$(4.9)	$(6.8)	$1.9	(27.8)%
Change in fair value of warrant liabilities	$(0.4)	$(5.9)	$5.4	(92.9)%
Other income, net	$(0.1)	$(4.9)	$4.8	(98.6)%

Interest income for the three months ended September 30, 2024 decreased $1.9 million compared to the three months ended September 30, 2023 primarily due to lower average invested balances during the three months ended September 30, 2024.

During the three months ended September 30, 2024, the Company recognized income of $0.4 million related to the change in the fair value of the warrant liabilities, a decrease of $5.4 million, as compared to income of $5.9 million for the three months ended September 30, 2023, driven primarily by the fluctuation of the price of the Company’s Class A common stock (the “Class A Common Stock”).

Other income, net for the three months ended September 30, 2024 decreased $4.8 million compared to the three months ended September 30, 2023 primarily due to $4.9 million received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) during the three months ended September 30, 2023.

Comparison of Nine Months Ended September 30, 2024 to Nine Months Ended September 30, 2023

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the nine months ended September 30, 2024 and September 30, 2023 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Nine Months Ended September 30,
(in millions)	2024	% of Net Sales	2023	% of Net Sales
Net sales	$250.8	100.0%	$301.2	100.0%
Cost of sales	120.8	48.2	191.7	63.7
Gross profit	130.0	51.8	109.4	36.3
Operating expenses
Selling and marketing	91.8	36.6	112.5	37.3
Research and development	5.1	2.0	7.1	2.3
General and administrative	93.7	37.4	102.5	34.0
Total operating expenses	190.6	76.0	222.0	73.7
Loss from operations	(60.6)	(24.2)	(112.6)	(37.4)
Interest expense	7.9	3.2	10.3	3.4
Interest income	(14.4)	(5.8)	(16.8)	(5.6)
Other income, net	(33.5)	(13.3)	(5.3)	(1.8)
Change in fair value of warrant liabilities	(3.0)	(1.2)	(8.4)	(2.8)
Foreign currency transaction loss, net	0.2	0.1	0.7	0.2
Loss before provision for income taxes	(17.8)	(7.1)	(93.1)	(30.9)
Income tax expense (benefit)	0.9	0.4	(2.4)	(0.8)
Net loss	$(18.8)	(7.5)%	$(90.7)	(30.1)%
Net Sales

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Net sales
Delivery Systems	$98.6	$162.0	$(63.4)	(39.1)%
Consumables	152.2	139.2	13.0	9.3%
Total net sales	$250.8	$301.2	$(50.4)	(16.7)%

	Nine Months Ended September 30,
Percentage of net sales	2024	2023
Delivery Systems	39.3%	53.8%
Consumables	60.7%	46.2%
Total	100.0%	100.0%
Total net sales for the nine months ended September 30, 2024 decreased $50.4 million, or 16.7%, compared to the nine months ended September 30, 2023. Delivery System net sales for the nine months ended September 30, 2024 decreased $63.4 million, or 39.1%, compared to the nine months ended September 30, 2023, with decreases across all regions. The decrease in Delivery Systems net sales reflects a challenging year-over-year comparison due to the prior year international launch of Syndeo, which included net sales from the trade-up program. Delivery Systems net sales were also negatively impacted globally by unfavorable macroeconomic and credit conditions and as the Company works to strengthen customer confidence in Syndeo.
Consumables net sales for the nine months ended September 30, 2024 increased $13.0 million, or 9.3%, compared to the nine months ended September 30, 2023. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the nine months ended September 30, 2024.

Cost of Sales, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Cost of sales	$120.8	$191.7	$(70.9)	(37.0)%
Gross profit	$130.0	$109.4	$20.5	18.8%
Gross margin	51.8%	36.3%
Cost of sales for the nine months ended September 30, 2024 decreased $70.9 million, compared to the nine months ended September 30, 2023 primarily due to the absence of charges and inventory write-downs associated with the Syndeo Program of $63.1 million in 2023 and lower net sales, partially offset by higher inventory related charges and approximately $8 million of manufacturing optimization related costs incurred in 2024. Cost of sales for the nine months ended September 30, 2024 include $22.7 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials. Gross margin increased to 51.8% for the nine months ended September 30, 2024 from 36.3% for the nine months ended September 30, 2023 primarily due to prior year’s charges and inventory write-downs associated with the Syndeo Program, partially offset by higher inventory related charges and the manufacturing optimization related costs.
Operating Expenses

Selling and Marketing

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Selling and marketing	$91.8	$112.5	$(20.7)	(18.4)%
As a percentage of net sales	36.6%	37.3%
Selling and marketing expense for the nine months ended September 30, 2024 decreased $20.7 million, or 18.4%, compared to the nine months ended September 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including sales commission expense and lower marketing related spend.
Research and Development

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Research and development	$5.1	$7.1	$(2.0)	(28.1)%
As a percentage of net sales	2.0%	2.3%
Research and development expense for the nine months ended September 30, 2024 decreased $2.0 million, or 28.1%, compared to the nine months ended September 30, 2023. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense.
General and Administrative

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
General and administrative	$93.7	$102.5	$(8.8)	(8.5)%
As a percentage of net sales	37.4%	34.0%
General and administrative expense for the nine months ended September 30, 2024 decreased $8.8 million, or 8.5%, compared to the nine months ended September 30, 2023. The decrease is primarily driven by lower personnel-related expenses, losses on the sale of assets, and software expenses, partially offset by higher provision for estimated credit losses.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Nine Months Ended September 30,		Change
(in millions)	2024	2023	Amount	%
Interest income	$(14.4)	$(16.8)	$2.4	(14.0)%
Change in fair value of warrant liabilities	$(3.0)	$(8.4)	$5.4	(64.2)%
Other income, net	$(33.5)	$(5.3)	$(28.1)	N/M
N/M - Not meaningful
Interest income for the nine months ended September 30, 2024 decreased $2.4 million compared to the nine months ended September 30, 2023 primarily due to lower average invested balances during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company recognized income of $3.0 million related to the change in the fair value of the warrant liabilities, a decrease of $5.4 million, as compared to income of $8.4 million for the nine months ended September 30, 2023, driven primarily by the fluctuation of the price of the Class A Common Stock.

Other income, net for the nine months ended September 30, 2024 increased $28.1 million compared to the nine months ended September 30, 2023 primarily due to a net gain of $33.4 million related to the repurchase of the Company’s 1.25% Convertible Senior Notes due 2026 (the “Notes”). During the nine months ended September 30, 2023, the Company received $4.9 million for the Employee Retention Credit under the CARES Act.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes, and (iv) net proceeds received from the exercise of public and private placement warrants. As of September 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $358.9 million.

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

During the three months ended September 30, 2024, there were no repurchases related to the Notes. During the nine months ended September 30, 2024, the Company repurchased $192.3 million principal amount of the Notes for $156.1 million.

Capped Call Transactions

On September 9, 2021, in connection with the pricing of the offering of Notes, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with the Bank of Montreal, Credit Suisse Capital LLC, Deutsche Bank AG, London Branch, Goldman Sachs & Co. LLC, JPMorgan Chase Bank, National Association, Mizuho Markets Americas LLC and Wells Fargo Bank, National Association (collectively, the “Option Counterparties”). In addition, on September 10, 2021, in connection with the initial purchasers’ exercise of their option to purchase additional Notes, the Company entered into additional capped call transactions (the “Additional Capped Call Transactions”, and together with the Base Capped Call Transactions, the “Capped Call Transactions”) with each of the Option Counterparties. The Capped Call Transactions cover, subject to customary anti-dilution adjustments, the aggregate number of shares of the Company’s Class A Common Stock that initially underlie the Notes, and are expected generally to reduce potential dilution to the Company’s Class A Common Stock upon any conversion of Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap, based on the cap price of the Capped Call Transactions. The cap price of the Capped Call Transactions is initially $47.94, which represents a premium of 100% over the last reported sale price of the Company’s Class A Common Stock on September 9, 2021. The cost of the Capped Call Transactions was $90.2 million.

The Capped Call Transactions are separate transactions, each between the Company and the applicable option counterparty, and are not part of the terms of the Notes and do not affect any holder’s rights under the Notes or the Indenture. Holders of the Notes will not have any rights with respect to the Capped Call Transactions.

Amended and Restated Credit Agreement

On November 14, 2022, the Company, as successor by assumption to Hydrafacial, a California limited liability company, entered into an Amended and Restated Credit Agreement (as it may be further amended, restated, supplemented or modified from time to time, the “Credit Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”). The Credit Agreement provided the Company with a $50.0 million revolving credit facility that had a maturity date of November 14, 2027.

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

Known Trends or Uncertainties

The majority of our customers operate within the medical industry (dermatologists and plastic surgeons), esthetician industry, and beauty retail industry. Although we have not seen any significant reduction in revenues to date due to consolidations, we have seen some consolidation in these industries during economic downturns. These consolidations have not had a negative effect on our total net sales; however, should consolidations and downsizing in the industries continue to occur, those events could adversely impact our revenues and earnings going forward.

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

Discontinuation of Trade-up Program in 2024

The Company has historically accepted Delivery Systems in trade-up transactions with the intent to refurbish and resell such Delivery Systems received from the customer. During the nine months ended September 30, 2023 and the year ended December 31, 2023, the Company recognized approximately $12 million and $17 million, respectively, of revenue based on the estimated fair value of such Delivery Systems. While the Company still expects to resell Delivery Systems previously received in trade-up transactions, starting in 2024, the Company discontinued the use of trade-up transactions and the ensuing revenue recognition for noncash consideration.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash, cash equivalents, and restricted cash at beginning of period	$523.0	$568.2
Operating activities:
Net loss	(18.8)	(90.7)
Non-cash adjustments	51.6	82.2
Changes in working capital	(33.2)	35.5
Net cash (used for) provided by operating activities	(0.3)	26.9
Net cash used for investing activities	(5.9)	(29.3)
Net cash used for financing activities	(157.6)	(6.1)
Net change in cash, cash equivalents, and restricted cash	(163.8)	(8.5)
Effect of foreign currency translation	(0.3)	(0.2)
Cash, cash equivalents, and restricted cash at end of period	$358.9	$559.4

Operating Activities

Net cash used for operating activities for the nine months ended September 30, 2024 was $0.3 million, as compared to net cash provided by operating activities of $26.9 million for the nine months ended September 30, 2023. The change in cash used for operating activities was primarily related to higher working capital usage and changes in net loss and non-cash adjustments. The current year net loss and non-cash adjustments include a net gain of $33.4 million related to the repurchase of the Company’s Notes. The prior year net loss and non-cash adjustments, and changes in working capital include the impact of the Syndeo Program charges.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2024 was $5.9 million, as compared to $29.3 million for the nine months ended September 30, 2023. The change in cash used for investing activities was primarily related to prior year’s asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $18.5 million.

Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2024 was $157.6 million, as compared to $6.1 million for the nine months ended September 30, 2023. The change in cash used for financing activities was primarily related to the repurchase of $192.3 million principal amount of the Company’s Notes at a weighted-average price equal to 81% for $156.1 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting related to the Company’s inventory process as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Inventory Material Weakness”), the Company’s disclosure controls and procedures were not effective as of September 30, 2024.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended September 30, 2024, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	June 11, 2024
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.2	June 11, 2024
3.4	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 1, 2022
10.1#	Bonus Opportunity Letter, dated August 6, 2024, for Michael Monahan	10-Q	001-39565	10.5	August 8, 2024
10.2 †	Separation and Transition Agreement, dated November 11, 2024, by and between Hydrafacial LLC and Daniel Watson	8-K/A	001-39565	10.1	November 12, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	November 12, 2024	By:	/s/ Marla Beck
		Name:	Marla Beck
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2024	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)