Form 10-K
period 2024-12-31
Beauty Health Co
filed 2025-03-12
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $156.1 million. Solely for purposes of this disclosure, shares of Class A Common Stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 10, 2025, there were 125,245,176 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

THE BEAUTY HEALTH COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024, to the “Company,” “we,” “us,” “our” and similar terms refer to The Beauty Health Company (f/k/a Vesper Acquisition Corp.) and its consolidated subsidiaries. References to “Vesper” refer to Vesper Healthcare Acquisition Corp. prior to the consummation of the Business Combination (as defined below).

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
•Our business is dependent on the commercial success and our ability to sell Delivery Systems. If we are unable to continue to successfully commercialize and sell our Delivery Systems, our results or operations and financial condition will be materially harmed.
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
•Our success depends, in part, on our retention of key members of our senior management team, whose continued service is not guaranteed, and ability to attract and retain qualified personnel.
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
•We manufacture and assemble our Delivery Systems in California, and if this site were to become compromised or damaged, our ability to continue to manufacture and assemble our products would be negatively affected.
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

PART I

Item 1. Business.

Company Overview

The Beauty Health Company (the “Company” or “we”) is a medtech meets beauty company that delivers skin health experiences that help consumers reinvent their relationship with their skin, bodies, and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in nanoneedling and microneedling; and Keravive in scalp health. Together, with its powerful global community of estheticians, partners, and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

Our Brands

The following chart reflects our brand portfolio:

Hydrafacial is our flagship brand and cornerstone of our portfolio.

Hydrafacial is a pioneer and created the category of hydradermabrasion with its patented delivery system (“Delivery System”) that cleanses, extracts, and hydrates the skin with proprietary solutions and serums.

SkinStylus is a pioneer in nanoneedling and microneedling where its products are designed to provide either a non-invasive (nanoneedling) or minimally-invasive (microneedling) skin treatment to individuals.

Keravive is a pioneer in scalp health with its products that are designed to support the hair’s natural growth by cleansing, exfoliating, and hydrating the scalp and hair follicles for a visibly improved appearance of healthier, thicker, fuller-looking hair.

Our Products

Hydrafacial Products

At the core of Hydrafacial’s product offerings is the Syndeo device, the current generation Delivery System (“Syndeo”), and its associated serum solutions and consumables. Each Delivery System is considered to be a Class I exempt medical device pursuant to the rules and regulations promulgated by the U.S. Food and Drug Administration (“FDA”).

Syndeo is designed to connect providers to consumers’ preferences to create more personalized skin care experiences. The hardware and software in Syndeo has been fully updated and includes Wi-Fi connectivity and radio frequency identification. These technologies allow us and providers to collect data on Hydrafacial consumers to ultimately provide a better consumer experience.

Hydrafacial’s device offering also includes the Elite Tower and the Allegro, both of which are a type of Delivery System that are predecessor models to the Syndeo.

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
4 bottle stock-keeping units (“SKUs”) required to provide a Hydrafacial treatment; the bottles provide for approximately 12-15 Hydrafacial treatments.

4 SKUs contain varying strength chemical peel treatments. The provider chooses which strength to use during the Hydrafacial treatment, and each SKU lasts approximately 1-2 treatments.

Serums	Optional add-on to target specific skin concerns. Offering includes proprietary booster serums that are co-developed via collaborations with various skincare brands.	Approximately 1-2 treatments per serum vial.

The Hydrafacial Experience

A Hydrafacial treatment is a noninvasive hydradermabrasion process that utilizes a patented Delivery System to cleanse, extract, and hydrate the skin with proprietary solutions and serums. We believe Hydrafacial treatments are accessible and appropriate for consumers across all genders, ages, skin types, and skin tones.

A Hydrafacial treatment results in instantly gratifying, glowy-looking skin and a “gunkie” container that collects dead skin cells and debris that were extracted from the skin during the Hydrafacial treatment. We believe the instant gratification provided by our Hydrafacial treatment generates high consumer and provider affinity for our brand.

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

Hydrafacial Treatment Steps
Step 1: Cleanse
Skin is cleansed using technology that combines exfoliation, extraction, and hydration (“Vortex Fusion Technology”), a specially designed tip, and a cleansing solution. The outermost layer of skin is exfoliated with a customized peel that removes dead skin cells.

Step 2: Extract	Extractions and removal of remaining debris is performed with Vortex Fusion Technology, a specialized tip, and proprietary solutions.
Step 3: Hydrate	Vortex Fusion Technology is paired with a specialized tip to deliver hyaluronic acid and antioxidants to the skin to help nourish, hydrate, and protect.

SkinStylus Products

SkinStylus SteriLock Microsystem (for microneedling)

The Company has been offering the SkinStylus SteriLock Microsystem since February 2023, after its indirect, wholly-owned subsidiary, Edge Systems Intermediate, LLC, acquired Esthetic Medical Inc., the owner of the SkinStylus brand.

The SkinStylus SteriLock Microsystem can be used as a microneedling device where it and its related accessories help stimulate the body’s natural collagen and elastin production and are intended to be used as a treatment to improve the appearance of (i) surgical or traumatic hypertrophic scars on the abdomen in adults aged 22 years and older, and (ii) facial acne scarring in Fitzpatrick skin types I, II, and III in patients aged 22 years and older. As of the date of this report, the FDA has only cleared the 36-pin cartridge of the SkinStylus SteriLock Microsystem to be used by providers to help treat facial acne scars, while the 12-pin cartridge, 36-pin cartridge, and the 36-pin HiLo cartridge may be used to help treat surgical or traumatic hypertrophic scars on the abdomen. The SkinStylus SteriLock Microsystem, when used in connection with microneedling services, is considered to be a Class II medical device pursuant to the rules and regulations promulgated by the FDA.

SkinStylus SteriLock Microsystem (for nanoneedling)

The SkinStylus SteriLock Microsystem can also be used as a nanoneedling device where it and its related accessories are intended to help enhance the penetration and absorption of topical products, and improve exfoliation to promote smoother and more luminous-looking skin.The SkinStylus SteriLock Microsystem, when used in connection with nanoneedling services, is considered to be a cosmetic device.

Keravive Products

Keravive

At the core of Keravive’s product offering is the Keravive Peptide Solution that is designed to be delivered to an individual’s scalp using a Delivery System, and a take home spray that is intended to be used once daily at home for 30-days after an individual receives an in-office Keravive treatment to help support the appearance of healthier, thicker, fuller-looking hair.

We are evaluating the optimal re-launch strategy for Keravive and believe it will take time before sales of Keravive become a meaningful part of our business.

Product Development Pipeline

Boosters

A key differentiating factor of the Hydrafacial treatment is how we partner with leading skincare brands to co-develop optional add-on serums that tailor a Hydrafacial treatment based on a consumer’s skincare concerns (each, a “Booster”, and collectively, “Boosters”).

By leveraging the unique technologies of our partners, we believe our Booster strategy allows us to innovate rapidly and cost effectively, staying current with dynamic skincare trends and gaining exposure to new consumers through our partner brands. We currently offer a portfolio of approximately 20 Boosters and intend to continue strategically partnering with new brands internationally and locally to offer innovative and tailored Booster products to our consumers.

MyBeautyHealth Mobile Application

Launched in November 2023, the MyBeautyHealth mobile application rewards consumers for investing in their skin health. Through the app, consumers can: earn loyalty points and unlock exclusive savings with every treatment; log skin concerns and receive personalized treatment plans; and find and connect with local Hydrafacial providers. For Hydrafacial providers, the MyBeautyHealth loyalty program is a value-add that comes at no cost to them, incentivizing their customers to maintain regular treatments.

Growth Strategy in General

We intend to fulfill our vision of expanding our platform and connecting our global community of estheticians, partners, and consumers by employing the following strategy, which we believe will generate a flywheel effect to increase our platform’s momentum:

1.Expand our footprint by selling innovative products and connected experiences to providers and consumers;

2.Invest in our providers, especially estheticians, to help turn them into brand evangelists and advocates providing first-class experiences to our customers;

3.Nurture direct relationships with our consumers, building brand awareness and driving them toward our trusted community of providers;

4.Leverage our global infrastructure and our connected technology platform to fuel growth and community engagement; and

5.Supercharge our platform with targeted acquisitions to complement our portfolio.

Our strategy begins with developing a network of providers, brand partners, and retail partners to build a distribution platform for our innovative products and experiences. We intend to utilize our sales force to sell our products by inviting providers and partners to become a part of our community. We believe that each placement of our product will grow the platform and increase consumers’ awareness of our Company, ultimately building a recognizable and aspirational brand that draws in consumers. In this process, we will particularly focus on the esthetician.

Historically, companies in the medical aesthetics industry focused on physicians, nurses, front-office staff, and business owners. Notably absent from that focus was the esthetician, a highly influential provider who serves as a source of skincare information and recommendations for clients and patients. We recognized the opportunity to empower estheticians and created programs to elevate their skills, knowledge, and confidence so that they feel supported through a continued relationship. As a result, we have open dialogue with our esthetician providers and receive valuable information on consumer preferences and behaviors they see in their practices. These estheticians have since become our most influential ambassadors, driving awareness, recommending our products, and becoming a point of education for our consumers. While these estheticians are not our employees or contractors, we believe they provide us with an important competitive advantage because a well-trained esthetician can provide consumers with consistent, memorable, first-class experiences, no matter where a consumer accesses our products. We believe that this relationship with the esthetician in turn builds loyalty from the consumer to the Company.

Estheticians are one part of our community that we recognize as powerful. We continue to focus on other providers as well, including physicians, nurses, and other partners, to build consumer awareness for our brands. By investing in our providers, we believe we are creating a thriving community because they recommend our products and experiences as part of skincare and wellness routines. In our view, investing our efforts in our community drives utilization amongst consumers, resulting in a potentially potent formula for growth.

Another focus area of our growth strategy is nurturing our relationship with the consumer. As the ultimate end user, the consumer is at the core of our efforts. We have an experienced team that meticulously curates the consumer journey, from lead generation that invites consumers to our community to the user experience of our offerings. We employ a multi-pronged approach to consumer acquisition and engagement including, but not limited to, agile marketing activation events, storytelling, gamification, and loyalty. We believe driving increased consumer traffic to our network of providers, retailers, and brand partners will increase the utilization of our products and experiences, further cementing the value proposition we offer to our partners and thereby driving increased purchases from them.

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

Lastly, if we are presented with the right opportunity, we may supercharge our platform via targeted acquisitions, expanding the breadth of our platform with additional innovative products and experiences. We believe the introduction of additional offerings will generate increased engagement among our community, while further expanding it via the introduction of the acquired company’s established base of consumers. We will take a disciplined approach to acquisitions, searching for opportunities that satisfy the following criteria:

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

Business Model

Hydrafacial uses a razor / razor blade business model. The Delivery System, which facilitates the Hydrafacial treatment, is the razor. Delivery Systems are purchased by providers to offer Hydrafacial treatments to their clients and patients. In conjunction with the sale of Delivery Systems, we also sell our Consumables. The Consumables are akin to the razor blades, consisting of single-use tips, solutions, and serums, including Boosters, used during a Hydrafacial treatment. Delivery Systems and Consumables can be bought together or separately.

Delivery Systems follow a traditional capital equipment cycle, with the Delivery System lasting providers for years. Oftentimes, providers buy additional Delivery Systems to increase the number of Hydrafacial treatments their business can provide at any given time.

Consumables follow a recurring revenue model as Consumables are purchased on a periodic basis by providers as they exhaust their supplies. The expansion of the number of Delivery Systems providing Hydrafacial treatments, or “install base,” increases the foundation for future recurring revenue by providing a platform for more treatments, driving higher Consumables sales. Additionally, increasing the utilization of the install base is anticipated to contribute to higher Consumables revenue. As we optimize our install base, we believe Consumables revenue will ultimately become a larger share of our business.

In certain countries, we operate through a direct sales force, while in other countries, we sell our products utilizing a distributor or hybrid business model. We aim to invest in markets that have a large and growing group of consumers searching for non-invasive beauty health experiences, and invest in initiatives that will increase consumer penetration in these markets.

Industry Overview

We are a pioneer and key player in the emerging category of beauty health, which represents the intersection of over-the-counter consumer beauty / wellness products with medical esthetic / health products and procedures. Historically, these categories were viewed separately, but they are part of a spectrum aimed at helping consumers look and feel their best. The beauty / wellness industry sells widely accessible topicals, supplements, and digital tools. However, the market is a crowded and confusing space – the sheer volume of products can leave consumers overwhelmed by choice. On the other end of the spectrum, medical esthetics offers more corrective and invasive products and procedures such as injectables and energy-based treatments. The high price tag and clinical setting of these treatments may serve as barriers to generating wider consumer demand. We seek to position ourselves not as a substitute for or competitor to either of these categories, but rather as the complementary bridge linking the two categories. We believe that the consumer who follows a beauty and wellness regimen with topicals or supplements may someday graduate to medical procedures, while the medical esthetics patient is highly likely to be a loyal consumer of beauty topical products.

We don’t believe we have to be an “either/or” company (beauty or health/non-invasive or minimally invasive). Rather, we believe we are an “and” company. We intend to gather insights to inform our strategy as the consumer travels through the worlds of beauty and health, whether it be at home or in a provider’s office, allowing us to tailor increasingly engaging experiences that ultimately generate revenue. Many of our providers offer Hydrafacial treatments as a bundle with other procedures, such as injectables, microneedling/nanoneedling, or energy-based treatments.

Manufacturing; Sourcing and Material

We outsource the manufacturing of many of our products to multiple contract manufacturers that are primarily located in North America, Europe, and Asia. However, our Delivery Systems are manufactured and assembled in our manufacturing facility in Long Beach, California where our quality assurance team monitors and ensures the integrity of the Delivery Systems and conducts compliance audits.

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

While we have single supply relationships for certain of our key components, we try to mitigate related risks associated with our supply chain through various measures. We qualify alternative suppliers and manufacturers, when possible, maintain controls and methods to mitigate risk through buffer inventory, implement dual and/or co-sourcing, if needed, and develop contingency plans for responding to disruptions, such as maintaining inventory of single source components or leverage alternative freight modes that can have cost implications. However, in the event we experience war, natural disasters, pandemics, or epidemics, we may encounter challenges with various manufacturing related components and raw material shortages. We believe that we currently have adequate sources of supply for all our products.

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

Research and Development

Our research and development team works closely with our marketing and product development teams and third-party suppliers to generate ideas, develop new products and product line extensions, create new packaging concepts, and improve, redesign, or reformulate existing products in both domestic and global markets. In addition, these research and development personnel work to identify recent trends using market intelligence and consumer needs to bring products to market.

Quality and Regulatory

Our quality and regulatory team is responsible for registrations, ensuring product safety and reliability, and meeting and monitoring our regulatory compliance for all jurisdictions in which we operate.

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

We believe our efforts to expand our brand recognition, cultivate our BeautyHealth community, invest in marketing capabilities, and activate consumers across channels will allow us to compete effectively as we continue to expand globally. We are focused on expanding the beauty health category and creating a premier beauty health experience.

Marketing Approach

We deploy a business-to-business-to-consumer marketing model with targeted strategies to engage relevant audiences through a combination of live and digital experiences. With aided brand awareness at 39% among U.S. esthetics consumers (Ipsos. 2024 Consumer Survey; n=1000), we are focused on maximizing our organic presence and introducing our brand to highly targeted consumer growth markets around the world. With over 60% U.S. market share in the microdermabrasion category, we continue to innovate and drive growth via novel treatment protocols by launching new Boosters, combination treatment regimens, and new indications backed by clinical data and real-world evidence.

Push and Pull Marketing

Our ability to effectively market our brands is critical to our operational success. Part of our marketing spend is based on a targeted “push and pull” marketing model that engages with both providers and consumers. On the “push” side, we foster relationships with our providers by investing in proprietary training programs, educational content-branding initiatives, digital marketing materials, and a loyalty program that offers tiered pricing on Consumables based on the provider’s and consumer’s spend. To support the “pull” side of our products, we are investing in tactics to drive consumer demand such as gift-with-purchase promotions, in-office events, targeted paid campaigns, and regional experiences such as the GLOWvolution tour, a traveling experiential program to promote Hydrafacial. We believe enhancing our sales force effectiveness with “pull” side marketing initiatives will be key to driving year-over-year account growth.

Digital Marketing

We are also continuously innovating with digital marketing strategies to drive incremental revenue, brand equity, and customer/consumer engagement by elevating our digital presence, social media presence, and influencer marketing efforts. We are in the process and intend to revamp our digital infrastructure over the next 1-2 years to help improve user experience, maximize organic engagement, and drive online sales through artificial intelligence (“AI”) assisted targeting/check-out functions.

Customers

The majority of our customers are providers within the professional medical industry (dermatologists, plastic surgeons, and medical spas), esthetician, and beauty retail industry (spas, hotels, and other retailers). We currently sell approximately 70% of our Delivery Systems and Consumables into the professional medical channel in the United States and Canada. We expect this trend where the majority of our sales will be within the professional medical channel to continue on a global scale. No individual customer accounted for 10% or more of our net sales in fiscal 2024. In 2024, total net sales derived from markets outside the United States and Canada comprised approximately 38% of total net sales.

Trademarks, Patents and Domain Names

As of December 31, 2024, we had 179 patents with 87 pending patent applications worldwide to protect Hydrafacial’s current and contemplated technology platform. Our patent portfolio covers key aspects of certain products, systems, and designs, including several issued U.S. patents directed to features of the Hydrafacial MD® liquid-based skin exfoliation system. As of the date of this report, the portfolio includes 10 issued U.S. patents directed to the manifold and console of the Hydrafacial MD® system and skin treatment tips used in the system that will expire in 2026.

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

Government Regulation

As a consumer-driven organization delivering comprehensive beauty health services and treatments, we are subject to the laws of the United States of America and multiple foreign jurisdictions in which we operate. The rules and regulations of various governing bodies may differ among jurisdictions. Certain of our products and our operations are subject to extensive regulation by the U.S. Food and Drug Administration, and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. For example, certain of our products are subject to regulation as medical devices or cosmetics in the United States under the Federal Food, Drug and Cosmetic Act (“FDCA”), as implemented and enforced by the FDA.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, follow a regulatory process that the FDA uses to classify low-to moderate-risk devices (the “De Novo pathway”), or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure the device’s safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”); facility registration and product listing; reporting of adverse medical events; and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, post-market surveillance, patient registries, and any additional recommendations set forth in FDA guidance documents.

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

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, the sponsor must submit to the FDA a premarket notification submission demonstrating that the proposed device is as safe and effective as, or “substantially equivalent” to, a legally marketed predicate device. A predicate device is a legally marketed device that was legally marketed prior to May 28, 1976 (pre-amendment device), a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent through the 510(k) process, or a device that was granted marketing authorization via the De Novo classification process under Section 513(f)(2) of the FDCA and not exempt from premarket notification requirements. Once submitted, the FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2025, the standard user fee for a 510(k) premarket notification submission is $24,335, with the fee being $6,084 for small businesses.

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

PMA Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. Various actions can result in the pause or reset of the 180-day timeframe, resulting in an extended and lengthy approval process. These actions can include requests for additional information or data to supplement the application, panel reviews if the FDA determines expert panel input would be useful, or any decision by a manufacturer to make an administrative appeal regarding an FDA determination during this process. As mentioned above, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2025 includes a standard application fee of $540,783 or a small business fee of $135,196.

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

Regulation of Cosmetics

The FDCA defines cosmetics as articles or components of articles intended for application to the human body to cleanse, beautify, promote attractiveness, or alter the appearance. The labeling of cosmetic products is subject to the requirements of the FDCA, the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act and, as of December 29, 2022, the Modernization of Cosmetics Regulation Act of 2022 (“MoCRA”), along with various regulations. Cosmetics are not subject to pre-market approval by the FDA; however, certain ingredients, such as some types of color additives, must be pre-approved for the specific intended use of the product and are subject to certain restrictions on their use. If a company has not adequately substantiated the safety of its products or ingredients by, for example, performing appropriate toxicological tests or relying on already available toxicological test data, then a specific warning label is required. The FDA may, by regulation, require other warning statements on certain cosmetic products for specified hazards associated with such products. FDA regulations also prohibit or otherwise restrict the use of certain types of ingredients in cosmetic products.

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

In the United States, the FDA has not promulgated finalized regulations establishing GMPs (as defined below) for cosmetics. However, Congress enacted MoCRA on December 29, 2022, which directed the FDA to implement a set of new regulatory requirements that previously were not applicable to cosmetic products. Pursuant to MoCRA, the FDA now subjects manufacturers and cosmetic products to requirements such as facility registration and product listing requirements, compliance with certain GMP requirements, adverse event reporting requirements, and other labeling requirements. In addition, the FDA is required to promulgate final regulations implementing GMPs for cosmetics by December 29, 2025. Subsequently, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. Until then, the FDA’s existing draft guidance on cosmetic GMPs, most recently updated in June 2013, and other guidance such as the FDA’s Good Manufacturing Practice (“GMP”) Guidelines/Inspection Checklist from February 2022, will continue to provide guidance and recommendations related to process documentation, recordkeeping, building and facility design, and equipment maintenance and personnel. Compliance with these recommendations can reduce the risk that products will be adulterated or misbranded in violation of the FDCA and its regulations.

In addition to GMP requirements, MoCRA brought on additional changes and updates to FDA’s cosmetics regulations. For example, cosmetic manufacturing and processing facilities are now required to be registered with FDA, and any products that are marketed after MoCRA’s effective date need to be listed with FDA. Adulterated or misbranded cosmetic products will be subject to recalls that are mandated by FDA, similar to medical devices. In addition, a responsible person, as defined under FDA regulations, will be required to report any serious adverse events that result from the use of a cosmetic product manufactured, packaged, or distributed by the person, and the records relating to each adverse event report will be required to be kept for six years. Additionally, cosmetic labels now need to identify the responsible person for the purpose of serious adverse event reporting, and cosmetic labels need to identify fragrance allergens.

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

State Regulation of Medical Devices

In addition to federal regulation of medical devices, individual states regulate various activities related to the medical device industry at large. State regulations can vary widely and include things such as permit or licensure requirements for manufacturing of devices at a facility located within certain states, manufacturing of devices which are sold in certain states, and the distribution of medical devices into or out of various states.

State Regulation of Professionals

The regulation of professional scope of practice related to licensed professionals, such as estheticians, is governed by state law. These laws regulate who can use certain products, including medical devices, and whether any specific limitations on use apply. Some states require certain licensed professionals to be under the supervision of another licensed professional in order to administer certain treatments or perform certain procedures. Professionals such as estheticians who utilize our products are subject to state laws that may restrict their scope of practice, and failure to practice within the legally defined scope of practice for their profession can lead to significant penalties including the loss of their professional license. Limitations to a professional’s scope of practice can vary widely from state to state.

Political Changes and Associated Legal Considerations

With the start of a new congressional session and a new presidential administration in the United States, it is expected there will be broad changes to the FDA and the commodities that it regulates. While it is impossible to predict exactly what will occur, changes to the laws described in this filing are expected and could be significant. The impact and breadth of these changes is an important unknown and will require careful monitoring.

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

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”) which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire on December 31, 2027.

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
•sets up a central database (“Eudamed”) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

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

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to Eudamed, unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Some of the modules within Eudamed (e.g. registration; UDI) have been already available to economic operators for voluntary use. On June 13, 2024, the EU adopted Regulation 2024/1860 which provides for a gradual roll out of the different modules within Eudamed. Rather than waiting until Eudamed as a whole is fully functional, the legislative amendment aims to speed up the mandatory use of individual modules of Eudamed that are confirmed functional. Until a certain module is functional and thus mandatory under Eudamed, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices on the market in the EU must comply with the EU medical device vigilance system which has been reinforced by the EU Medical Devices Regulation. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”), must be reported to the relevant authorities of the EU member states. These reports will have to be submitted through Eudamed – once the relevant module is functional – and aim to ensure that, in addition to reporting to the relevant authorities of the EU member states, other actors such as the economic operators in the supply chain will also be informed. Until the module in Eudamed is functional, the corresponding provisions of the EU Medical Devices Directive continue to apply. A serious incident is defined as any malfunction or deterioration in the characteristics or performance of a device made available on the market, including user-error due to ergonomic features, as well as any inadequacy in the information supplied by the manufacturer and any undesirable side-effect, which, directly or indirectly, might have led or might lead to the death of a patient or user or of other persons or to a temporary or permanent serious deterioration of a patient's, user's or other person's state of health or a serious public health threat.

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

United Kingdom (“UK”) Regulation of Medical Devices following Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the UK Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit (as defined below) transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or its authorized person or third party company acting on its behalf (the “UK Responsible Person”) has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. All medical devices require in principle a UK Conformity Assessed (“UKCA”) mark but manufacturers can continue to place CE marked medical devices on the UK market during a transitional period. This transitional period was extended through newly introduced legislation effective June 30, 2023, to take account of the new transitional measures taken under the EU Medical Devices Regulation. While CE marking continues to be recognized on the UK market, UKCA marking is not recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. In June 2022, the UK government published its response to the consultation regarding the new UK medical device regulatory framework which seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU AIMD and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The core elements of the new regime regarding pre-market requirements are expected to come into force in 2026, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime. A subsequent consultation on the new pre-market regime was opened on November 14, 2024. By way of Statutory Instruments 2024 No. 1368, the UK introduced amendments to the UK Medical Device Regulations 2002 regarding post-market surveillance. These amendments will come into effect on June 16, 2025.

In addition, the Trade and Cooperation Agreement between the UK and the EU that went into effect in 2021 generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

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

We recognize that technology presents opportunities for competitive advantage, and we continue to invest in new capabilities and the use of emerging technologies across various aspects of our business. During year ended December 31, 2024, we continued to invest in hardware, software, education and support structures to create engaging and collaborative work environments across our facilities, in both virtual and hybrid settings. We also continued to invest in new marketing and provider and consumer engagement capabilities globally with a focus on innovative digital experiences across our omnichannel landscape. Our strategy over the next few years includes continuing to build a strong and secure technology infrastructure to adapt to evolving business dynamics, which includes the expansion of our omnichannel capabilities, upgrading our existing hardware and software to be more streamlined, and the utilization of data-driven analytics to optimize our supply and demand planning.

Data Privacy and Security

We operate in a complex global environment where numerous federal, state, and international laws, regulations, and standards govern the collection, use, disclosure, confidentiality, and security of health-related and other personal information. Our obligations apply to our own operations as well as to those of our partners, and these requirements continue to evolve. In addition, emerging technologies such as AI have sparked additional legislation to address potential risks and challenges of such technologies’ use of personal information.

In the United States, various federal and state laws—including data breach notification laws, health information privacy and security laws, and consumer protection statutes—impose obligations on how we manage and protect both health-related and other personal information. Many of these regulations carry penalties that can be levied on a “per violation” basis and, in some instances, grant individuals the right to bring private claims.

Internationally, laws such as the EU General Data Protection Regulation (“GDPR”) and the United Kingdom (“UK”) GDPR impose strict requirements on entities handling personal data of individuals in the European Economic Area and the UK. Noncompliance can result in substantial fines of up to the greater of €20 million (or £17.5 million) or 4% of annual global revenue.

Additionally, new state laws governing the privacy of consumer health data, including information concerning individual health conditions and treatment, may apply to our business. For example, Washington’s My Health My Data Act (“MHMD”) broadly defines consumer health data, places restrictions on processing consumer health data, provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states, like Connecticut and Nevada, have also enacted health data privacy laws or amended existing privacy laws to protect consumer health data.

There is growing legislative and regulatory activity in the U.S. and abroad related to AI, such as the European Union’s Artificial Intelligence Act, the U.S. executive order to establish AI safety and security standards, and Colorado’s act concerning consumer protections in interactions with AI systems. We continue to closely monitor these emerging legislative and regulatory activity, which may add further obligations or restrictions on how AI technologies are developed and utilized. For instance, these laws and regulations may require businesses to regularly review and revise business operations, information technology systems, and data handling practices, and to implement enhancements and adaptations to comply.

To address this dynamic landscape, we have appointed a dedicated Data Privacy Officer responsible for overseeing our compliance with data protection laws and emerging AI regulations. This role helps ensure that our policies, procedures, and practices keep pace with regulatory changes and industry best practices.

Our Commitment to Compliance and Responsible Data Use

We recognize that personal information, particularly health-related data, is central to delivering our products and meeting our customers’ expectations. Accordingly, we are committed to processing personal information in compliance with applicable laws and regulations, while also addressing new legal and ethical considerations surrounding artificial intelligence.

Our Data Privacy Officer works closely with cross-functional teams to:

•Develop and Update Policies: We review and refine our brands’ data privacy, security, and AI-related policies to align with shifting regulatory standards on an as-needed basis, and no less than on an annual basis.
•Implement Security Measures: We employ security protocols to protect personal and business-critical data from unauthorized access, disclosure, or misuse.
•Conduct Ongoing Training: Our employees receive regular training to ensure awareness of and adherence to data protection obligations and ethical AI practices.

Ongoing Enhancements and Strategic Alignment

We view data privacy and AI governance as an integral part of our long-term strategy. In line with this commitment, we continue to invest in:

•Information Technology Infrastructure: Upgrading systems and processes to address both current and anticipated regulatory requirements.
•Compliance Monitoring: Tracking developments in data privacy, security, and AI regulations worldwide to adjust our internal controls accordingly.
•Collaboration with Regulators and Industry Peers: Engaging in industry discussions and thought leadership to help shape responsible data and AI practices.

By refining our framework for data protection and AI compliance, we seek to mitigate the risks of regulatory actions, investigations, or legal claims. We believe these efforts help strengthen the trust we share with our customers, partners, and other stakeholders, and are critical to our continued success and growth.

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

Social

Data Privacy and Security

We recognize that protecting personal data and ensuring data privacy measures are integral to both our social responsibility and our long-term success. To that end, we have implemented policies and procedures designed to uphold consumer privacy and safeguard the data we collect. Our brands’ websites include an accessible privacy policy that explains:
•Data Collection and Usage: How each brand obtains, processes, and uses personal information in the course of delivering our products and services.
•Data Disclosure: The limited circumstances under which each brand shares information with third parties.
•Data Subject Rights: How individuals can opt out, access, update, or delete their information, enhancing transparency and consumer control.
In recognition of the importance of data protection, including cybersecurity, we have implemented measures intended to safeguard the security, confidentiality, and privacy of our systems and information assets. These measures encompass both organizational and technical controls, and include ongoing training programs to ensure that all employees understand their roles and responsibilities regarding data protection.

By striving to maintain high standards of data privacy and security, we aim to not only fulfill our regulatory obligations, but to also uphold our commitment to social responsibility. We believe this approach helps reinforce trust in our brand and aligns with our broader goal of contributing positively to the communities we serve.

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

The policies we have developed are intended to:

•Offer guidance in understanding our policies, interpreting laws, and handling company-related issues and situations;
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

In addition, the charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee may be found on our website: www.beautyhealth.com under the heading “Governance”, and then “Documents & Charters”.

Human Capital Resources

Employees

We have built a team of industry professionals focused on beauty health. As of December 31, 2024, we employed 769 employees, of whom approximately 84% were salaried, with the remainder being compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Employees	% of Total Workforce
United States of America (1)	460	60%
Asia-Pacific (“APAC”)	119	15%
Europe, Middle East, and Africa (“EMEA”)	144	19%
Canada & Latin America	46	6%
Total	769	100%
__________
(1)    As of December 31, 2024, 219 of these employees were based in our Long Beach, California headquarters.

None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We believe we have good relations with our employees based on the results of an internal survey we conducted during the fourth quarter of 2024.

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

As of December 31, 2024, a breakdown of our workforce is as follows:

Employee Population	Race/Ethnicity		Gender
	% Minority (1)	% White	% Female	% Male
U.S. Workforce	51%	49%	68%	32%
U.S. Managers & Above	42%	58%	67%	33%
U.S. Officers	29%	71%	57%	43%
__________
(1)     In the United States, 51% of employees identified as Black or African American, Hispanic or Latino, American Indian, Alaska Native, Asian American, Native Hawaiian, or other Pacific Islander.

Compensation and Benefits

Consistent with our core values, our “Total Rewards” programs take care of our employees by offering competitive compensation and flexible, comprehensive benefits programs designed to attract, motivate, and retain world-class talent.
We continuously review and ensure our compensation packages are competitive across all markets in which we operate. For instance, in addition to base pay (which is based on specific circumstances, including role and experience, geographic location, and performance), we offer annual cash performance-based incentives and equity-based long-term incentive awards for eligible employees.

Our robust benefit programs, which vary by country, include basic and supplemental health and insurance benefits, health savings and flexible spending accounts, access to a personal health advocate, family leave, life and disability insurance, employee assistance programs, physical, mental and financial well-being programs, retirement savings plans, and pet insurance, to name a few.

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

About Us

The Company (f.k.a. Vesper Healthcare Acquisition Corp.) was incorporated in the State of Delaware on July 8, 2020. On May 4, 2021, we consummated the business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp. (“Vesper Healthcare”), Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of HydraFacial LLC, (f.k.a. Edge Systems LLC) (“Hydrafacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into Hydrafacial, with Hydrafacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Hydrafacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of Hydrafacial and each share of common stock and preferred stock of Hydrafacial was cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the Company owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the Company owns, directly or indirectly, 100% of the stock of Hydrafacial and its subsidiaries and the stockholders of Hydrafacial as of immediately prior to the effective time of the First Merger (the “Hydrafacial Stockholders”) hold a portion of our Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”).

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

The beauty industry is highly competitive and can rapidly change due to consumer preferences and industry trends, such as the expansion of digital channels, direct-to-consumer channels, new “disruptor” brands, and advances in technology such as artificial intelligence. We face vigorous competition from companies throughout the world, including large multinational consumer products companies that have many beauty health brands under ownership and standalone beauty and skincare brands, including those that may target the latest trends or specific distribution channels. Competition in the beauty and skincare industry is based on the introduction of new products, pricing of products, quality of products and packaging, brand awareness, perceived value and quality, innovation, in-store presence and visibility, promotional activities, advertising, editorials, e-commerce and mobile-commerce initiatives and other activities. We must compete with a high volume of new product introductions as well as existing products by diverse companies across several different distribution channels.

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

Our business is dependent on the commercial success and our ability to sell Delivery Systems. If we are unable to continue to successfully commercialize and sell our Delivery Systems, our results or operations and financial condition will be materially harmed.

Our business and our ability to generate revenue largely depends on our ability to successfully commercialize and sell our Delivery Systems. Our ability to generate revenue depends on our ability to manufacture and sell high quality, reliable Delivery Systems and execute on our commercialization plans, and the size of the market for, and the level of market acceptance of, our Delivery Systems. If our Delivery Systems are not accepted and adopted by our customers, if our customers experience significant performance interruptions or if our Syndeo devices do not meet our performance standards, or if we experience an RMA rate for Syndeo devices significantly above historical averages, our revenue and results of operations will be materially and adversely affected.

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

Any loss of confidence on the part of consumers in our products or in the ingredients used in or with our products, whether related to product contamination, truthfulness of the claims, product safety or quality failures (actual or perceived), inclusion of unlawful ingredients, or for any other reason, could tarnish the image of our brand and could cause consumers to choose other products. Allegations regarding any of the above, even if untrue, may require us to expend significant time and resources investigating and responding to such allegations and could, from time to time, result in a recall or market withdrawal of a product from any or all of the markets in which the affected product was distributed. Any such issues or recalls could negatively affect our profitability and brand image. Following such recall or market withdrawal, we may decide to voluntarily or regulatory agencies may require us to implement a remedial plan or a set of corrective actions that require a significant investment of resources. Such events may result in potential disputes with our customers, vendors, or other third parties, resulting in significant expenditure of related fees and costs, loss of key relationships, and/or damage to our brand value and reputation. In addition, government authorities and self-regulatory bodies regulate advertising and product claims regarding the performance and benefits of our products. These regulatory authorities typically require a reasonable basis to support any marketing claims. What constitutes a reasonable basis for substantiation can vary widely based on geography, and the efforts that we undertake to support our claims may not be deemed adequate for any particular product or claim. If we are unable to show adequate substantiation for our product claims, or our promotional materials make claims that exceed the scope of allowed claims for the classification of the specific product, regulatory authorities could take enforcement action or impose penalties, such as monetary consumer redress, requiring us to revise our marketing materials, amend our claims, or stop selling certain products.

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

The illegal distribution and sale by third parties of counterfeit versions of our products or the unauthorized diversion by third parties of our products could have an adverse effect on our net sales and a negative impact on our reputation and business.

Third parties are illegally distributing and selling counterfeit versions of our products. We believe these counterfeit products are inferior to our authentic products and could pose safety risks that our authentic products would not otherwise present to consumers or our customers. Our customers and consumers could confuse counterfeit products with our authentic products, which could damage or diminish the image, reputation, and value of our brand and cause our customers and consumers to refrain from purchasing our products in the future.

Products sold to estheticians are meant to be sold to and used by such esthetician. Our products have been and may continue to be sold to sales outlets other than the intended party, such as to general merchandise retailers or unapproved outlets. Diverted products sold in such unapproved outlets may impact our customers’ and consumers’ perception of the nature of our products. Further, in some instances, these diverted products may be old, damaged, or otherwise adulterated. Diversion may result in lower net sales of our products if our customers purchase diverted products or choose to purchase products manufactured or sold by our competitors because of any perceived damage or diminishment to the image, reputation, or value of our brand resulting from such diversion.

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

Consumer spending habits are affected by, among other things, prevailing economic conditions, levels of employment, salaries and wage rates, consumer confidence and consumer perception of economic conditions. A general slowdown in the U.S. economy and certain international economies or an uncertain economic outlook could adversely affect consumer spending habits which may, among other things, result in reduced patient traffic in dermatology or internal medicine offices and in medical spa facilities and spa facilities, a reduction in consumer spending on elective, non-urgent or higher value treatments, such as those offered by our providers, or a reduction in the demand for esthetic services generally, each of which could have a material adverse effect on our sales and operating results. Weakness in the global economy results in a challenging environment for selling esthetic technologies and doctors or estheticians may postpone investments in capital equipment, such as our delivery systems. Increased market acceptance of all of our products and treatments will depend in part upon the recommendations of medical and esthetics professionals, as well as other factors including effectiveness, safety, ease of use, reliability, esthetics and price compared to competing products and treatment methods.

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

We have yet to establish any history of profitable operations. We reported a loss from operations of $67.8 million during the year ended December 31, 2024. We expect to incur additional operating losses for the foreseeable future. Furthermore, our strategic plan will require a significant investment in product development, sales, marketing and administrative programs, which may not result in the accelerated revenue growth that we anticipate. As a result, there can be no assurance that we will ever generate substantial revenues or achieve or sustain profitability.

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

Our success depends, in part, on our retention of key members of our senior management team, whose continued service is not guaranteed, and ability to attract and retain qualified personnel.

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
We manufacture and assemble our Delivery Systems in California, and if this site were to become compromised or damaged, our ability to continue to manufacture and assemble our products would be negatively affected.

Our manufacturing facility in Long Beach, California manufactures and assembles our Delivery Systems and fills the majority of our Consumable products onsite. If this site were shut down or damaged by natural disaster, fire, social unrest, government regulation or other causes, our operations would be negatively impacted. In that situation, our ability to manufacture our products would be impaired and our ability to distribute to and service our customers would be impaired, which could materially and adversely affect our business, financial condition and results of operations and possibly our reputation.
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

We may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable products or product improvements or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, in-licensing arrangements, joint ventures, strategic alliances, partnerships or other arrangements to develop new products or product improvements and to pursue new markets. Proposing, negotiating and implementing collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or viable product improvements or result in significant revenues and could be terminated prior to developing any products.

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

If we enter into in-bound intellectual property license agreements, we may not be able to fully protect the licensed intellectual property rights or maintain those licenses. Future licensors could retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. Further, entering into such license agreements could impose various diligence, commercialization, royalty or other obligations on us. Future licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

Risks related to our financial condition

Our business could also be adversely affected by our inability to repay or refinance existing debt.

As of the filing date of this Annual Report on Form 10-K, we are in compliance with all of our debt covenants. However, we may be unable to satisfy financial covenants in the future, which could materially and adversely affect our ability to finance future operations, such as acquisitions or capital needs. If our earnings substantially decrease or we are unable to obtain future financings on terms acceptable to us, it is possible that we would be unable to make payments of principal and interest due under our 1.25% Convertible Senior Notes due October 2026 (the “Notes”), resulting in a default under the Notes. A default under the Notes, among other things, would trigger the counterparty’s ability to immediately demand payment without any further action or notice by such party.

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

The terms of our Notes require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

The Indenture governing the Notes contains certain restrictive covenants including covenants restricting our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and our subsidiaries. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Furthermore, a failure to satisfy these covenants would constitute an event of default under the Notes.

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

Our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in deposit accounts may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. Any material loss, individually or in the aggregate, from a failed banking relationship above FDIC insurance limits that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.

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

We are subject to changing tax laws and policies, and changes in interpretations of existing tax laws, both within and outside of the United States, and tax authorities are increasingly scrutinizing the tax positions of companies. For example, on August 16, 2022, the U.S. Congress passed the Inflation Reduction Act of 2022, which contained provisions effective January 1, 2023, including a 1% excise tax on certain stock repurchases that could increase our future tax liability.

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

Exchange rate fluctuations may affect the costs we incur in our operations. The main currencies to which we are exposed are the Euro, Chinese renminbi, British pound sterling, Mexican peso, and Australian dollar. The exchange rates between these currencies and the U.S. dollar in recent years have fluctuated significantly and may continue to do so in the future. A depreciation of these currencies against the U.S. dollar will decrease the U.S. dollar equivalent of the amounts derived from foreign operations reported in our consolidated financial statements, and an appreciation of these currencies will result in a corresponding increase in such amounts. The cost of certain items, such as raw materials, manufacturing, employee salaries and transportation and freight, required by our operations may be affected by changes in the value of the relevant currencies. To the extent that we are required to pay for goods or services in foreign currencies, the appreciation of such currencies against the U.S. dollar will tend to negatively affect our business. There can be no assurance that foreign currency fluctuations will not have a material adverse effect on our business, financial condition and results of operations.

If our goodwill or long-lived assets become impaired, we may be required to record a significant charge to earnings.

Under GAAP, we review goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in assumptions may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired. For more information, see Part II, Item 7 “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” and Part II, Item 8 “Financial Statements and Supplementary Data — Note 2 - Summary of Significant Accounting Policies — Goodwill” in this Annual Report on Form 10-K.

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

Our sales and profitability may decline as a result of increasing costs and decreasing selling prices.

Our business is subject to significant pressure on costs and pricing caused by many factors, including intense competition, constrained sourcing capacity and related inflationary pressure, the availability of qualified labor and wage inflation, pressure from our customers to reduce the prices we charge for our products, and changes in consumer demand. These and other factors have, and may in the future, cause us to experience increased costs, reduce our prices to customers or experience reduced sales in response to increased prices, any of which could cause our operating margin to decline if we are unable to offset these factors by taking certain actions like reduce our operating costs and could have a material adverse effect on our business, financial condition and results of operations.

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

Privacy and data protection laws increase our compliance burden.

We are subject to a variety of privacy and data protection laws and regulations that change frequently and have requirements that vary from jurisdiction to jurisdiction. For example, we are subject to significant compliance obligations under privacy laws such as the GDPR in the European Union, the Personal Information Protection and Electronic Documents Act (“PIPEDA”) in Canada, the California Consumer Privacy Act ("CCPA") modified by the California Privacy Rights Act (“CPRA”), and the Personal Information Protection Law (“PIPL”) in the People's Republic of China ("PRC"). Some privacy laws prohibit the transfer of personal information to certain other jurisdictions. We are subject to privacy and data protection audits or investigations by various government agencies. Our failure to comply with these laws subjects us to potential regulatory enforcement activity, fines, private litigation including class actions, and other costs. Our efforts to comply with privacy laws may complicate our operations and add to our compliance costs. A significant privacy breach or failure or perceived failure by us or our third-party service providers to comply with privacy or data protection laws, regulations, policies or regulatory guidance might have a material adverse impact on our reputation, business operations and our financial condition or results of operations.

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

We use AI in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.

We are implementing the use of AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

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

Adverse economic conditions in the United States, Europe, China or any of the other countries in which we may conduct business could negatively affect our business, financial condition and results of operations.

Consumer spending on beauty health products and services is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions in the United States, Europe, China or any of the other jurisdictions in which we do significant business, or periods of inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, each of which poses a risk to our business. A decrease in consumer spending or in consumer confidence and demand for our products could have a significant negative impact on our net sales and profitability, including our operating margins and return on invested capital. In addition, rising interest rates due to the U.S. Federal Reserve’s tightening of monetary policy in order to combat inflation could increase our costs. These economic conditions could cause some of our providers or suppliers to experience cash flow or credit problems and impair their financial condition, which could disrupt our business and adversely affect product orders, payment patterns and default rates and increase our bad debt expense.

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

Further, since the United Kingdom is no longer part of the EU, its data protection regulatory regime is also independent of the EU. Since January 1, 2021, companies have had to comply with the GDPR and also the UK GDPR, which, together with the amended United Kingdom Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term. In addition, the longer term economic, legal, political, regulatory and social framework to be put in place between the United Kingdom and the EU remain unclear and have had and may continue to have a material and adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could materially and adversely affect our business, financial condition and results of operations.

We conduct business in China, which exposes us to risks inherent in doing business in that country.

We currently source components in China and do not have substantial alternatives to those suppliers. We also utilize warehouse services provided by third parties in China. As the Chinese economy continues to develop, the cost of labor has increased and may continue to increase in the future. Our results of operations may be materially and adversely affected if the labor costs of our suppliers or the third parties we utilize continue to increase significantly or if our suppliers and such third parties experience significant liabilities due to violations of Chinese labor laws and related regulations. In addition, our suppliers and the third parties we utilize in China may be unable to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China. As we plan to transition our sales in China from a direct sales model to a distributor model and reduce our direct workforce in China, we will be subject to these labor laws and will make payments in accordance with such laws. If we decide to change or reduce our direct workforce further in the future, these labor laws could limit or restrict our ability to make such changes in a timely, favorable, and effective manner.

Furthermore, the Chinese government may impose additional regulations regarding ingredients and composition and these regulations may affect our products. The Chinese government may regulate or apply a substantially different set of requirements to our products than anticipated, in which case we may need to invest a significant amount of resources and time before we can commercialize our products in the country. Any of these events may materially and adversely affect our business, financial condition and results of operations.

Moreover, conducting business in China also exposes us to political, legal and economic risks. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to conduct business in China may be adversely affected by changes in U.S. and Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, network security, and other matters. In addition, we or our suppliers or our distributors may not obtain or retain the requisite legal permits to continue to do business in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. In other cases, we may be forced to expend a significant amount of resources to obtain the requisite legal permits, such as clinical trials, or otherwise be required to forfeit such permits. In addition, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation, tariffs and duties in China that could adversely affect our ability to sell our products in China. Furthermore, the third parties that we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition and results of operations could be materially and adversely affected.

Recent and potential additional tariffs imposed by the United States government on certain imports or a global trade war could increase the cost of our products, which could materially and adversely affect our business, financial condition and results of operations.

The U.S. government has imposed increased tariffs on certain imports from China and other countries, some of which cover products that we import from that country. We currently source important components for our products from third-party suppliers in China, and, as such, current tariffs may increase our cost of goods, which may result in lower gross margin on certain of our products. In any case, increased tariffs on imports from China could materially and adversely affect our business, financial condition and results of operations. In retaliation for the current U.S. tariffs, China has implemented tariffs on a wide range of American products. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of tariffs by other countries as well, leading to a global trade war. Trade restrictions implemented by the United States or other countries in connection with a global trade war could materially and adversely affect our business, financial condition and results of operations.

Our business could be negatively impacted by changes in the United States political environment.

Any policy changes as a result of the change in presidential administration and Congress in 2025 could significantly affect our business as well as the markets in which we operate. Specific legislative and regulatory proposals discussed during election campaigns and more recently that might materially impact our business include, but are not limited to, promoting access to healthcare via market competition and pricing transparency, enhancing flexibility and choice in healthcare at the state and individual level, prioritizing domestic production and increasing tariffs on imports (which may complicate and increase costs associated with our supply chain), and rolling back regulatory initiatives adopted under the previous administration. We cannot predict whether industry initiatives to seek tariff carve-outs for devices or other life sciences goods and products will be successful.

Personnel and policy changes at the regulatory agencies, including the FDA, may hinder our ability to operate our business as intended.

With the change in the presidential administration in 2025, substantial uncertainty remains as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products. Since the start of the new congressional session and presidential administration, substantial volatility and uncertainty have surrounded both the present activities of federal regulatory agencies and their future, including termination of a substantial number of employees at many agencies, and re-hiring of a substantial number of such employees at certain regulatory agencies, such as the FDA. The new administration also has issued, and is expected to continue relying upon, executive orders to address a wide range of policy areas, some of which may impact our business. Examples of executive orders that have already been issued on public health and healthcare topics include orders seeking to withdraw the United States from the World Health Organization, rescind a 2022 order issued under the prior administration to lower the cost of prescription drugs, and address COVID-19 vaccination requirements. The new administration has also delayed or put on pause a number of initiatives at the FDA. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely affected in the future.

Risks related to environmental, social, and governance issues

Climate change and governmental actions to reduce such change may disrupt our operations and/or reduce consumer demand for our products.

Climate change could impact our business in various ways. Government action to reduce climate change such as the introduction of a carbon tax, land use regulations or product composition regulations that restrict or ban certain greenhouse gas intensive ingredients, could impact our business through higher costs or reduced flexibility of operations. Market risks associated with the energy transition and rising energy prices could disrupt our operations and increase costs. Physical environment risks such as water scarcity could impact our operations or reduce demand for our products that require water during consumer use. Increased frequency of extreme weather events such as high temperatures, hurricanes or floods could cause increased incidence of disruption to our supply chain, manufacturing and distribution network. If we do not take action, climate change could result in increased costs, reduced profit and reduced growth. For example, in California, high temperatures during the summer months, earthquakes, or wildfire danger could increase the probability of planned (or unplanned) power outages which may impact our operations and have the potential to disrupt our business.

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

There has been an increase in regulatory activity and activism in the United States and abroad, and the regulatory landscape is becoming more complex with increasingly strict requirements. In addition, significant uncertainty exists during periods of political and governmental transition that may impact existing laws and regulations, as well as our ability to remain compliant. If this trend continues, we may find it necessary to alter some of the ways we have traditionally manufactured and marketed our products in order to stay in compliance with a changing regulatory landscape, and this could add to the costs of our operations and have an adverse impact on our business. To the extent federal, state, local or foreign regulatory changes regarding the scope of practice of estheticians or other professionals utilizing our products, licensing, distribution, consumer protection, or the ingredients, marketing, claims, or safety of our products occurs in the future, they could require us to obtain additional licenses and registrations, reformulate or discontinue certain of our products, revise the product packaging or labeling, adjust operations and systems, or affect our ability to sell our products to certain customer groups in particular states, countries, and/or territories, any of which could result in, among other things, increased costs, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on our business, financial condition and results of operations. Noncompliance with applicable regulations, including those for medical devices, could result in enforcement action by the FDA or other regulatory authorities within or outside the United States, including state and local regulatory authorities, with actions including but not limited to warning letters or untitled letters, fines; injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of product; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution, all of which could have a material adverse effect on our business, reputation, financial condition and results of operations.

For example, Congress enacted MoCRA on December 29, 2022, which directed FDA to implement a set of new regulatory requirements that previously were not applicable to cosmetic products. Pursuant to MoCRA, FDA now subjects manufacturers and cosmetic products to requirements such as facility registration and product listing requirements, adverse event reporting requirements, and other labeling requirements. The FDA is required to promulgate final regulations implementing GMPs for cosmetics by December 29, 2025. Moreover, depending on how we market the products, they could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs or as medical device accessories, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the premarket, post market and manufacturing requirements applicable to drugs and medical devices. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug or medical device products but we are unable to comply with the applicable requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our products and any related interruption in the marketing and sale of these products by any regulatory agencies, such as the FDA, could damage our reputation and image in the marketplace.

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

Currently, many states allow licensed estheticians to provide Hydrafacial treatments to customers without supervision by a physician. Changes in regulations or enforcement trends regarding the scope of practice of estheticians and other professionals could limit the ability of estheticians to provide Hydrafacial treatments or require estheticians to obtain additional training and certifications to provide Hydrafacial treatments. Any such regulatory changes could affect our ability to sell our products to certain customer groups in particular states and/or territories, which could result in decreased sales, and therefore could have a material adverse effect on our business, financial condition, and results of operation.

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

Our products are subject to extensive regulation by the applicable regulatory authorities where our products are or will be sold prior to their marketing for commercial use. In the United States, medical device products are subject to extensive regulation by the FDA and include requirements related to developing, testing, establishment registration and device listing, manufacturing, labeling, sale, marketing, advertising, promotion, distribution, import, export, shipping, inspections and audits, record keeping, recalls and field safety corrective actions and post-market surveillance, including reporting of certain events. Currently, Delivery Systems are subject to regulation by the FDA and comparable foreign regulatory authorities as a medical device, while our Boosters and serums are marketed as cosmetics.

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

The FDA or the applicable foreign regulatory bodies and notified bodies can delay, limit, or deny clearance, approval, or certification of a device for many reasons. In addition, the FDA or applicable foreign regulatory bodies may change their clearance, approval, and certification policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, clearance, or certification of future products under development or impact our ability to modify currently cleared or certified products on a timely basis. Such policy or regulatory changes could impose additional requirements that could delay our ability to obtain new clearances, increase the costs of compliance or restrict our ability to maintain our current clearances.

Additionally, regulatory clearances, approvals, or certifications to market a product can contain limitations on the indications for use of such product. Product clearances, approvals and certifications can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial clearance, approval, or certification. FDA and foreign regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies or notified bodies will not adversely affect our operations. We and our manufacturers may be inspected or audited by the FDA or other regulatory bodies and notified bodies from time to time to determine whether we or our manufacturers are in compliance with applicable laws. A determination that we are in violation of FDA or other applicable foreign laws and regulations or any of our product clearances, approvals or certifications could lead to warning letters or untitled letters; fines, injunctions, or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and/or criminal prosecution.

Our employees, consultants, and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk that our employees, consultants, and other commercial partners and business associates may engage in fraudulent or other misconduct. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the regulations of the FDA and non-U.S. regulators, including those laws requiring the reporting of true, complete and accurate information to such regulators, manufacturing standards, healthcare fraud and abuse laws and regulations in the United States and internationally or laws that require the true, complete and accurate reporting of financial, billing and claims information or data. In particular, sales, marketing and business arrangements in the healthcare industry, including the sale of medical devices, are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of significant fines or other sanctions, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of operations, any of which could adversely affect our ability to operate our business and our results of operations. Whether or not we are successful in defending against such actions or investigations, we could incur substantial costs, including legal fees and reputational harm, and divert the attention of management in defending ourselves against any of these claims or investigations.

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

administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and/or criminal prosecution.

In addition, there may be increased risk of regulatory enforcement if we or our sales force markets our products for off-label use, or physicians, estheticians, or others attempt to use our products off-label. The FDA and other foreign authorities do not restrict or regulate a physician’s or other licensed professional’s use of a medical product within the scope of practice of medicine or other licensed activity, and we cannot prevent the use of our products off-label. The use of our products for indications other than those for which our products have been cleared by the FDA or certified by a notified body, or that are permitted under the scope of any regulation establishing an exemption from 510(k) clearance, may not have the intended effect, which could harm our reputation in the marketplace. Physicians, estheticians, and others may also misuse our products or use improper techniques if they are not adequately trained in the particular use, potentially leading to injury and an increased risk of product liability claims. Product liability claims are expensive to defend and could divert management’s attention from the primary business and result in substantial damage awards against us. Any of these events could harm our business, results of operations and financial condition.

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

In the event that a prolonged government shutdown occurs, or if new or existing global health concerns hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Furthermore, changes in the regulatory landscape in response to the new presidential administration and congress in 2025 may result in significant changes to laws, regulations, and enforcement practices of various agencies that we may not be able to follow or may significantly change the way that our business operates. Changes to existing laws, regulations, and enforcement practices may cause us to experience losses, force us to discontinue the sale of certain products or alter the way our business sells products, force us to close certain facilities or restructure, and potentially cease operations in extreme circumstances. It is impossible to predict changes that may result from the new administration, and the risks associated with this change are not completely known.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports. As an “accelerated filer”, we are responsible for establishing and maintaining internal controls and procedures that will allow our management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404. Although our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-

Oxley Act of 2002 and our management is required to report on our internal controls over financial reporting under Section 404, any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us, as and when required, conducted in connection with Section 404 or any subsequent testing by our independent registered public accounting firm, as and when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares of Class A Common Stock.

We have identified a material weakness in our internal control over financial reporting that could negatively impact our financial condition.

Based on the Company’s assessment in the prior year, management identified a material weakness in our internal control over financial reporting, due to the Company’s lack of sufficient resources within inventory operations with an appropriate level of accounting knowledge, training, and experience which resulted in the ineffective design and operating effectiveness of controls over the accounting for inventory. As a result, the Company’s accounting department was not provided with complete and adequate support, documentation, and information to effectively analyze and record accounting matters timely and account for the financial statement effects of the areas impacted. This resulted in inadequate controls over 1) excess and obsolete inventory, and 2) inventory pricing and purchase arrangements. The material weakness did not result in any material misstatements to our consolidated financial statements as of December 31, 2024 or in previous periods.

As defined in standards established by the Public Company Accounting Oversight Board (United States) (“PCAOB”), a “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

With oversight from our Audit Committee, we have made progress on our remediation plan specific to the material weakness, with the completion of the following remediation activities as of December 31, 2024:

•We appointed new individuals in key roles including the Chief Supply Chain and Operations Officer and other operational leadership roles;
•We enhanced training and operational guidelines resulting in the successful completion of our annual physical inventory counts; and
•We designed and implemented controls with regards to excess and obsolete inventory and inventory pricing and purchase arrangements.

We have implemented the remediation steps detailed above; however, we are unable to conclude that these controls are operating effectively until the applicable controls operate for a sufficient period of time and are subject to testing to conclude that remediation has been achieved. We anticipate that remediation activities will be completed during fiscal year 2025, however, we cannot give assurance that other material weaknesses will not arise in the future. Any failure to remediate the material weakness or the development of a new material weakness in our internal control over financial reporting could result in material misstatements in our financial statements and cause us to fail to meet our reporting obligations, which could have a negative impact on our financial condition, results of operations or cash flows or otherwise cause a decline in investor confidence and the market price of our Class A Common Stock. For more information about the material weakness, see Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are continuing to refine our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

We are subject to a variety of laws and regulations in the United States and abroad governing the collection, use, access to, confidentiality and security of personal information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, information privacy and security laws and consumer protection laws and regulations may apply to our operations. For example, the CCPA creates individual privacy rights for California consumers, increases the privacy and security obligations of entities handling certain personal information, and also establishes significant penalties for noncompliance. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the CPRA passed in California in 2020. The CPRA significantly amends the CCPA and imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. In order to comply, we must inform consumers of their right to opt-out of the sale of their personal information, display a “Do Not Sell” link, and timely and efficiently comply by opt-out requests. The majority of the provisions went into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Colorado, Connecticut and Utah, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging and may impose significant costs that are likely to increase over time.

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

In addition, significant changes to the regulatory requirements for cosmetic products have come into effect and more are scheduled throughout 2025. On December 29, 2022, Congress enacted MoCRA that adds significant new regulatory requirements to cosmetic products. Many of the requirements became applicable on December 29, 2023, and throughout 2024, though new rules regarding manufacturing practices are expected in 2025. Notably, MoCRA requires FDA to promulgate final rules for Good Manufacturing Practices for cosmetic products by December 29, 2025. Subsequently, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. We, as the manufacturer, and our products, will become subject to these requirements, and will need to expend capital to ensure that our manufacturing practices and labeling processes are compliant. There may be certain challenges to compliance with these requirements and failure to comply may result in enforcement actions from FDA and other regulatory agencies that could disrupt our business operations.

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

If we are unable to protect the confidentiality of our trade secrets, our business or competitive position could be harmed.

In addition to patent protection, we also rely upon other non-patent protection, such as: trademark, or, trade secret protection, as well as confidentiality agreements with our employees, consultants, vendors, and third parties, to protect our confidential and proprietary information. Despite the existence of such confidentiality agreements, or other contractual restrictions, we may not be able to prevent the unauthorized disclosure or use of our confidential proprietary information or trade secrets by employees, consultants, vendors, and third parties. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and, recourse we take against such misconduct may not provide an adequate remedy to fully protect our interests. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed, or misappropriated a trade secret, can be difficult, expensive and time-consuming, and, the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. Furthermore, the laws of foreign countries may not protect our trade secrets effectively or to the same extent as the laws of the United States. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

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

Third parties may assert ownership or commercial rights to inventions we develop or acquire.

Third parties may make claims challenging the inventorship or ownership of our intellectual property. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed, will develop, acquired, or will acquire and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or we may lose our rights in that intellectual property. Either outcome could harm our business and competitive position.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals who previously worked with other companies, including our competitors or potential competitors. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information, including trade secrets or other proprietary information, of former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents, design of our products, formulations, and other intellectual property. Litigation may be necessary to defend against these claims. We may not be successful in defending these claims, and even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Any litigation or the threat thereof may adversely affect our ability to hire employees and we may lose valuable intellectual property rights if we fail in defending any such claims. A loss of key personnel or their work product could diminish or prevent our ability to commercialize our products, which could have an adverse effect on our business, results of operations and financial condition.

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

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our Class A Common Stock. Such a delisting would likely have a negative effect on the price of our Class A Common Stock and would impair our stockholders’ ability to sell or purchase our Class A Common Stock when they wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with the listing requirements would allow our Class A Common Stock to become listed again, stabilize the market price or improve the liquidity of our Class A Common Stock, or prevent future non-compliance with the continued listing requirements of Nasdaq.

In addition to potential dilution associated with future offerings of debt or equity securities, we currently have significant numbers of securities outstanding that may be exercisable for shares of our Class A Common Stock, which may result in significant dilution to current stockholders and downward pressure on our stock price.

As of March 10, 2025, there were 125,245,176 shares of our Class A Common Stock outstanding. In addition, the potential conversion of the Notes into shares of our Class A Common Stock represents the issuance of approximately 17,599,686 shares of our Class A Common Stock. The potential issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect both the price of our Class A Common Stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares of our Class A Common Stock could cause the supply of our Class A Common Stock available for purchase in the market to exceed the purchase demand for our Class A Common Stock. Such supply in excess of demand could cause the market price of our Class A Common Stock to decline.

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

Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants for each reporting period that our warrants remain outstanding and that the amount of such gains or losses on our warrants could be material.

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

Actions of activist stockholders could be costly and time-consuming, divert management’s attention and resources, and have an adverse effect on our business.

While we value open dialogue and input from our stockholders, activist stockholders could take actions that could be costly and time-consuming to us, disrupt our operations, and divert the attention of our board of directors, management, and employees, such as public proposals and requests for potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests. As a result, we have retained, and may in the future retain additional services of various professionals to advise us in these matters, including legal, financial and communications advisers, the costs of which may negatively impact our future financial results. In addition, perceived uncertainties as to our future direction, strategy, or leadership created as a consequence of activist stockholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new or retain existing investors, customers, directors, employees or other partners, and cause our stock price to experience periods of volatility or stagnation.

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

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We review and test our information technology system on an as-needed basis (and at least on an annual basis) and utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our Audit Committee and, from time to time, our Board of Directors.

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

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team (and team personnel who support our information security program) has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity third party vendors and consultants. In addition, our team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence and other information obtained from governmental, public or private sources, including external vendors and consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment. The team is led by our Vice President of Technology, who also currently serves as our Chief Information and Security Officer, and has over 25 years of industry experience leading IT for organizations of similar sizes. Team personnel who support our information security program have relevant educational and industry experience, including holding similar positions at previous large companies and government entities.

Item 2. Properties.

Our principal executive offices are located in Long Beach, California, where we lease approximately 23,000 square feet of office space. We also occupy corporate offices, warehouses and/or experience centers across the United States, Europe, Asia, Latin America and Australia.

We lease a 105,000 square foot warehouse that serves as our distribution center, manufacturing facility, and production facility in Long Beach, California. Outside of the United States, we also lease several small office spaces in China, Australia, Spain, France, Germany, the United Kingdom, and Mexico for sales and marketing employees in those markets.

We believe our present facilities are suitable and adequate for our current operating needs. We do not own any real property.

Item 3. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 8, Commitments and Contingencies, to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Holders
As of March 10, 2025, there were 42 holders of record of our Class A Common Stock. The actual number of stockholders of our Class A Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares of Class A Stock are held in street name by banks, brokers and other nominees.

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

Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
None.

Performance Graph
The graph above shows the total stockholder return of an investment of $100 cash on November 20, 2020 (the date our Class A Common Stock began trading on Nasdaq) through December 31, 2024 for (1) our Class A Common Stock, (2) Standard & Poor’s (“S&P”) 500 Index, and (3) the S&P Consumer Discretionary Select Sector Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A Common Stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K, and can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed on March 12, 2024 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company Overview

The Beauty Health Company is a medtech meets beauty company that delivers skin health experiences that help consumers reinvent their relationship with their skin, bodies and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in nanoneedling and microneedling; and Keravive in scalp health. Together, with its powerful global community of estheticians, partners and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

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
•The imposition of tariffs and/or trade restrictions may impact material costs and pricing;
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

China Market

The Company evaluated its global distribution strategy to align its go-to-market strategy with in-market partner capabilities and market opportunity. The Company expects to transition sales in the China market to a distributor partner during the second quarter of 2025, and as a result, the Company intends to discontinue its direct sales presence in China. The Company has not currently estimated the severance and restructuring and non-cash charges associated with these actions. The change in go-to-market strategy is expected to be accretive to the Company’s long-term profitability, as reductions in operating spend are partially offset by a reduction to revenue.

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

As a result of the decision to market and sell Syndeo 3.0 devices exclusively, the Company designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down of $19.6 million during the year ended December 31, 2023. The Company incurred costs of $24.6 million during the year ended December 31, 2023, associated with the cost to upgrade or replace Syndeo 1.0 or 2.0 devices during the year. As of December 31, 2023, the Company accrued $21.0 million for the estimated cost for its remediation plan to upgrade or exchange Syndeo devices. Syndeo inventory write-down and Syndeo Program charges were recognized in cost of sales for the year ended December 31, 2023. As of December 31, 2024, the Syndeo Program is complete.

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

Cost of Sales

Costs of sales primarily consists of Delivery Systems and Consumables product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory.

Selling and Marketing

Selling and marketing expense primarily consists of personnel-related expenses, sales commissions, travel costs, training, and advertising expenses incurred in connection with the sale of our products. Selling and marketing expense as a percentage of net sales may fluctuate from period to period based on net sales, and the timing of our investments in our sales and marketing functions may vary in scope and scale over future periods.

Research and Development

Research and development expense primarily consists of personnel-related expenses, tooling and prototype materials, technology investments, and other expenses incurred in connection with the development of new products and internal technologies.

General and Administrative

General and administrative expense primarily consists of personnel-related expenses, credit card and wire fees and facilities-related costs primarily for our executive, corporate affairs, finance, accounting, legal, human resources, and information technology (“IT”) functions. General and administrative expense also includes fees for professional services principally comprising legal, audit, tax and accounting services, and insurance.

Interest Expense

Interest expense consists of interest accrued on the Company’s Notes and amortization of debt issuance costs relating to the Notes. The Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated for the portion of the Notes which are repurchased, redeemed, or converted.

Interest Income

Interest income primarily consists of interest earned from investments in money market funds that the Company classifies as cash equivalents. Interest income as a percentage of revenue will fluctuate period to period along with fluctuations in interest rates, which is not related to normal business operations.

Change in Fair Value of Warrant Liabilities

In October 2020, in connection with Vesper’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A common stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC, which will expire five years after the Business Combination. The Private Placement Warrants are accounted for as liabilities on the Consolidated Balance Sheets and are measured at fair value at inception and on a recurring basis. The fair value of the Private Placement Warrants was determined using a Monte Carlo simulation model. Changes in fair value of warrant liabilities as a percentage of revenue will fluctuate period to period along with fluctuations in fair value, which is not related to normal business operations.

Foreign Currency Transaction Loss (Gain), Net

Foreign currency transaction gains and losses are generated by intercompany balances and transactions denominated in other currencies other than the functional currency of the entity. Foreign currency transaction gains and losses as a percentage of revenue will fluctuate period to period along with fluctuations in exchange rates, which is not related to normal business operations.

Income Tax (Benefit) Expense

The provision for income taxes consists of income taxes related to federal, state and foreign jurisdictions in which we conduct business.

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the years ended December 31, 2024 and December 31, 2023 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages may not foot due to rounding.

Comparison of Year Ended December 31, 2024 to Year Ended December 31, 2023

	Year Ended December 31,
(Dollars in millions)	2024	% of Net Sales	2023	% of Net Sales
Net sales	$334.3	100.0%	$398.0	100.0%
Cost of sales	152.0	45.5	242.9	61.0
Gross profit	182.3	54.5	155.1	39.0
Operating expenses
Selling and marketing	118.3	35.4	144.5	36.3
Research and development	6.3	1.9	10.1	2.5
General and administrative	125.5	37.5	131.4	33.0
Total operating expenses	250.1	74.8	286.0	71.9
Loss from operations	(67.8)	(20.3)	(130.9)	(32.9)
Interest expense	10.4	3.1	13.6	3.4
Interest income	(16.6)	(5.0)	(23.2)	(5.8)
Other income, net	(33.6)	(10.0)	(5.2)	(1.3)
Change in fair value of warrant liabilities	(3.1)	(0.9)	(11.9)	(3.0)
Foreign currency transaction loss (gain), net	4.6	1.4	(2.4)	(0.6)
Loss before provision for income taxes	(29.6)	(8.8)	(101.9)	(25.6)
Income tax benefit	(0.5)	(0.1)	(1.8)	(0.4)
Net loss	$(29.1)	(8.7)%	$(100.1)	(25.2)%
Net Sales

	Year Ended December 31,		Change
(Dollars in millions)	2024	2023	Amount	%
Net sales
Delivery Systems	$125.4	$206.6	$(81.2)	(39.3)%
Consumables	208.9	191.4	17.5	9.2%
Total net sales	$334.3	$398.0	$(63.7)	(16.0)%
Percentage of net sales
Delivery Systems	37.5%	51.9%
Consumables	62.5%	48.1%
Total	100.0%	100.0%

Total net sales for the year ended December 31, 2024, decreased $63.7 million, or 16.0%, compared to the year ended December 31, 2023. Delivery Systems net sales for the year ended December 31, 2024 decreased $81.2 million, or 39.3%, compared to the year ended December 31, 2023, with decreases across all regions. The decrease in Delivery Systems net sales reflects a challenging year-over-year comparison due to the prior year international launch of Syndeo, which included net sales from the trade-in program. Delivery Systems net sales were also negatively impacted globally by unfavorable macroeconomic and credit conditions and as the Company works to strengthen customer confidence in Syndeo.

Consumables net sales for the year ended December 31, 2024, increased $17.5 million, or 9.2%, compared to the year ended December 31, 2023. The increase in Consumables sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the year ended December 31, 2024.

Cost of Sales, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
(Dollars in millions)	2024	2023	Amount	%
Cost of sales	$152.0	$242.9	$(90.9)	(37.4)%
Gross profit	$182.3	$155.1	$27.2	17.5%
Gross margin	54.5%	39.0%

Cost of sales for the year ended December 31, 2024 decreased by $90.9 million, or 37.4%, compared to the year ended December 31, 2023. The decrease is primarily due to the absence of charges and inventory write-downs associated with the Syndeo Program of $65.2 million and lower net sales, partially offset by higher inventory related charges and approximately $8 million of manufacturing optimization related costs incurred in 2024. Cost of sales for the year ended December 31, 2024 include $28.0 million in charges for discontinued, excess, or obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials. Gross margin increased from 39.0% to 54.5% during the year ended December 31, 2024, primarily due to the prior year’s charges and inventory write-downs associated with the Syndeo Program, partially offset by higher inventory related charges and the manufacturing optimization related costs.

Operating Expenses

Selling and Marketing

	Year Ended December 31,		Change
(Dollars in millions)	2024	2023	Amount	%
Selling and marketing	$118.3	$144.5	$(26.2)	(18.1)%
As a percentage of net sales	35.4%	36.3%

Selling and marketing expense for the year ended December 31, 2024 decreased $26.2 million, or 18.1%, compared to the year ended December 31, 2023. The decrease is primarily driven by lower personnel-related expenses, including sales commission expense and lower marketing related spend.

Research and Development

	Year Ended December 31,		Change
(Dollars in millions)	2024	2023	Amount	%
Research and development	$6.3	$10.1	$(3.8)	(37.7)%
As a percentage of net sales	1.9%	2.5%

Research and development expense for the year ended December 31, 2024 decreased $3.8 million, or 37.7%, compared to the year ended December 31, 2023. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense.

General and Administrative

	Year Ended December 31,		Change
(Dollars in millions)	2024	2023	Amount	%
General and administrative	$125.5	$131.4	$(6.0)	(4.5)%
As a percentage of net sales	37.5%	33.0%

General and administrative expense for the year ended December 31, 2024 decreased $6.0 million, or 4.5%, compared to the year ended December 31, 2023. The decrease is primarily driven by lower losses on the sale of assets and software expenses.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Year Ended December 31,		Change
(Dollars in millions)	2024	2023	Amount	%
Interest income	$(16.6)	$(23.2)	$6.5	(28.2)%
Change in fair value of warrant liabilities	$(3.1)	$(11.9)	$8.9	(74.3)%
Other income, net	$(33.6)	$(5.2)	$(28.4)	N/M
N/M - Not meaningful

Interest income for the year ended December 31, 2024 decreased $6.5 million compared to the year ended December 31, 2023, primarily due to lower average invested balances during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company recognized income of $3.1 million related to the change in the fair value of the warrant liabilities, a decrease of $8.9 million, as compared to income of $11.9 million during the year ended

December 31, 2023, driven primarily by the fluctuation of the price of the Class A Common Stock underlying the Private Placement Warrants.

During the year ended December 31, 2024, the Company recognized other income, net of $33.6 million, which includes a net gain of $33.4 million related to the repurchase of the Company’s Notes. During the year ended December 31, 2023, the Company recognized other income, net of $5.2 million, which includes $4.9 million related to payments received for the Employee Retention Credit under the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes, and (iv) net proceeds received from the exercise of public and Private Placement Warrants. As of December 31, 2024, we had cash, cash equivalents, and restricted cash of $370.1 million.

Our operating cash flows result primarily from cash received from sales of Delivery Systems and Consumables, offset primarily by cash payments made for products and services, employee compensation, payment processing and related transaction costs, operating leases, marketing expenses, and interest payments for our Notes. Cash received from our customers and other activities generally corresponds to our net sales.

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

Capital expenditures for property and equipment and intangible assets for the year ended December 31, 2024 were $6.8 million. Based on our sources of capital, management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next 12 months. However, we will continue to evaluate our capital expenditure needs based upon factors including but not limited to our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, the continuing market acceptance of the Company’s products and services, expansion, and overall economic conditions.

We may, from time to time, seek to redeem or repurchase our outstanding debt or equity securities through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. For information regarding the Company’s repurchases of its Notes during the year ended December 31, 2024, see Note 7, Long-Term Debt, to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Notes

On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its Notes. The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Indenture”). The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, which began on April 1, 2022. The Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock. See Note 7 – Long-term Debt, to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

During the year ended December 31, 2024, the Company repurchased $192.3 million principal amount of the Notes for $156.1 million.

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

In addition, we continue to face macroeconomic challenges such as the possibility of recession or financial market instability, and the impact of any governmental actions on the economy, such as tariffs and/or trade restrictions. These factors may adversely impact consumers, business, and government spending as well as our customers' ability to pay for our products and services on an ongoing basis.

If economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, our revenues could be adversely affected. Macroeconomic challenges and credit conditions have negatively impacted our revenues in 2024. We are continuing to monitor these and other risks that may affect our business so that we can respond appropriately. Negative trends in our financial performance or financial condition may result in a sustained decline in our stock price, which may result in a triggering event necessitating an interim goodwill impairment assessment and potential goodwill impairment.

Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments as of December 31, 2024. In regards to future capital expenditures, we intend to use cash-on-hand and cash from operations to help satisfy future requirements.

	Payments Due by Fiscal Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 years	3-5 Years	More than 5 Years
Notes (1)	$557.7	$—	$557.7	$—	$—
Interest on Notes (1)	13.9	7.0	6.9	—	—
Operating leases	17.4	5.8	6.6	2.0	3.0
Purchase of inventory, service, and other	30.2	21.8	8.4	—	—
Total contractual obligations	$619.2	$34.6	$579.6	$2.0	$3.0

(1)    The Notes will mature on October 1, 2026 and are due either in cash or shares of the Company’s Class A Common Stock. From and after April 1, 2026, noteholders may convert their Notes into shares of Class A Common Stock until the close of business on the second scheduled trading day immediately before the maturity date.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Year Ended December 31,
(Dollars in millions)	2024	2023
Cash, cash equivalents, and restricted cash at beginning of period	$523.0	$568.2
Operating activities:
Net loss	(29.1)	(100.1)
Non-cash adjustments	72.6	98.5
Changes in working capital	(27.4)	23.4
Net cash provided by operating activities	16.1	21.8
Net cash used for investing activities	(6.8)	(31.5)
Net cash used for financing activities	(158.3)	(37.4)
Net change in cash, cash equivalents, and restricted cash	(149.0)	(47.2)
Effect of foreign currency translation	(4.0)	2.0
Cash, cash equivalents, and restricted cash at end of period	$370.1	$523.0

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 was $16.1 million, as compared to $21.8 million for the year ended December 31, 2023. The change in cash provided by operating activities was primarily related to higher working capital usage and changes in net loss and non-cash adjustments. The current year net loss and non-cash adjustments include a net gain of $33.4 million related to the repurchase of the Company’s Notes. The prior year net loss, non-cash adjustments, and changes in working capital include the impact of the Syndeo Program charges and inventory write-down.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2024 was $6.8 million, as compared to $31.5 million for the year ended December 31, 2023. The change in cash used for investing activities was primarily related to prior year’s asset acquisitions of Esthetic Medical Inc. and Anacapa Aesthetics LLC for $18.5 million.

Financing Activities

Net cash used for financing activities for the year ended December 31, 2024 was $158.3 million, as compared to $37.4 million for the year ended December 31, 2023. The change in cash used for financing activities was primarily related to the repurchase of $192.3 million principal amount of the Company’s Notes at a weighted average price equal to 81% for $156.1 million, partially offset by share repurchases of $30.2 million in the prior year.

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

Revenue Recognition

Management’s Policy: In accordance with ASC 606, Revenue from Contracts with Customers, we determine the amount of revenue to be recognized through application of the following steps:
•Identify the customer contract;
•Identify the performance obligations in the contract;
•Determine the transaction price;
•Allocate the transaction price to the performance obligations in the contract; and
•Recognize revenue as the performance obligations are satisfied.

Subjective Estimates and Judgements: The determination of the reduction of the transaction price for noncash consideration received related to the Company’s trade-in program requires that we make certain estimates and assumptions that affect the timing and amounts of revenue recognized. We estimate the noncash consideration based on the Company’s historical experience of reselling refurbished Delivery Systems. As a result, the noncash consideration represents the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort. The Company recognized revenue based on the estimated fair value of such Delivery Systems for the years ended December 31, 2023 and 2022 of approximately $17 million and $9 million, respectively. No trade-in revenue was recognized for the year ended December 31, 2024.

Impact if Actual Results Differ from Estimates and Judgements: If changes in market conditions result in reductions in the estimated reselling price below its previous estimates, the Company would decrease its basis in the trade-in Delivery Systems in the period in which it made such a determination. During the year ended December 31, 2024, the Company recognized approximately $7 million of inventory charges related to the write-down of trade-in Delivery Systems to its net realizable value. If the actual selling price of the refurbished Delivery Systems are higher than the estimated reselling price, the difference would result in an increase in gross profit in the periods the refurbished Delivery Systems are sold.

Goodwill and Intangible Assets

Management’s Policy: Intangible assets primarily consist of developed technology, capitalized software, customer relationships and trademarks and are amortized on a straight-line basis over the estimated useful life of the asset. We assess the impairment of intangible assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Goodwill is recorded as the difference between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized but is evaluated for impairment at least annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist.

Subjective Estimates and Judgements: We will use industry accepted valuation models to estimate the fair value for impairment testing. The fair value calculation requires significant judgments in determining the assets’ fair value. The key estimates and factors used in the valuation models may include, as applicable, revenue growth rates and profit margins based on internal forecasts, weighted average cost of capital used to discount future cash flows, comparable market multiples for the industry segment, and historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. If these assumptions differ materially from future results, we may record impairment charges in the future.

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

Income Taxes

Management’s Policy: We use the asset-and-liability method for income taxes. Under this approach, deferred tax assets and liabilities arise from differences between the financial statement carrying amounts and tax bases of assets and liabilities, as well as operating loss and tax credit carryforwards. These are measured using enacted tax rates expected to be in effect when the differences reverse. Any change in tax rates is recognized in income in the period of enactment.

Subjective Estimates and Judgements: We assess the need for valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be realized. This requires significant judgment. As of December 31, 2024, due to cumulative pre-tax losses, we do not rely on projected income to support the realization of deferred tax assets. Instead, we consider the reversal of taxable temporary differences as a source of income for realizing these assets.

For uncertain tax positions, we evaluate whether they meet the “more-likely-than-not” threshold for sustaining upon examination by tax authorities. Positions that do not meet this threshold are recorded as a tax expense. We reassess these positions based on changes in facts, tax law interpretations, audit outcomes, or statute expirations. Interest and penalties related to unrecognized tax benefits are recorded in income tax expense.

Impact if Actual Results Differ from Estimates and Judgments: While we believe our estimates and judgments are reasonable, actual results may differ. If we are unable to realize all or part of our deferred tax assets or if a tax position is overturned by a taxing authority, we may need to adjust the valuation allowance, affecting income tax expense and potentially our earnings.

Warrant Liabilities

Management’s Policy: We classify the Private Placement Warrants as liabilities on our Consolidated Balance Sheets as these instruments are precluded from being indexed to our own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in ASC 815, Derivatives and Hedging. The Private Placement Warrants were initially measured at fair value at inception and are subsequently adjusted to fair value at each subsequent reporting date. The value of the Private Placement Warrants was determined at year end using the Monte Carlo simulation model. Changes in the fair value of these instruments are recognized within the Consolidated Statements of Comprehensive Income Loss.

Subjective Estimates and Judgements: The valuation technique requires assumptions and judgement around the inputs to be used. Specifically, there is a high degree of subjectivity and judgement in evaluating the determination of the expected share price volatility inputs used in the Monte Carlo simulation model for the warrant derivative liability. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates are sensitive to the expected volatility inputs.

Impact if Actual Results Differ from Estimates and Judgments: Changes around share price volatility and assumptions and inputs used in the Monte Carlo simulation model can result in an increase or decrease in fair value which can substantially impact the outstanding liability and the change in fair value of warrant liabilities on the Consolidated Statements of Comprehensive Loss.

Syndeo Program Reserves

Management’s Policy: The Company accrues for the estimated cost for its remediation plan to upgrade or exchange customer Syndeo devices to meet the Syndeo 3.0 device standard. The cost of the remediation program has been recognized in cost of sales, and is based on the Company’s estimates of the cost to upgrade or exchange customer devices.

Subjective Estimates and Judgements: The accrued cost includes significant judgments regarding customer response rates, the assumed method of remediation, and the cost of remediation, which include considerations such as the material and labor costs of upgrades and the manufacturing and logistics costs for replacement devices. As of December 31, 2023, the Company accrued $21.0 million for the estimated cost for its remediation plan to upgrade or exchange Syndeo devices. As of December 31, 2024, the Syndeo Program is complete.

Recent Accounting Pronouncements

See Note 2 - Summary of Significant Accounting Policies to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Our exposure to changes in interest rates relates primarily to our investment portfolio. We monitor our cost of borrowing, taking into account our funding requirements, and our expectations for short-term rates in the future. While we are exposed to global interest rate fluctuations, we are most affected by fluctuations in U.S. interest rates. Changes in U.S. interest rates affect the interest earned on our cash, cash equivalents, restricted cash and marketable securities and the fair value of those securities.

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. If a hypothetical 100 basis points increase was applied to our investment positions at the balance sheet date, it would result in approximately $3 million and $5 million increase in the fair market value of the portfolio as of December 31, 2024 and 2023, respectively.

Our debt obligations related to the Notes are long-term in nature with fixed interest rates.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, Chinese renminbi, British pound sterling, Mexican peso, and Australian dollar. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies (e.g., unfavorable movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries) will negatively affect our revenue and net operating results as expressed in U.S. dollars. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet date, it would have resulted in an adverse effect on income before income taxes of approximately $6 million and $8 million for the years ended December 31, 2024 and 2023, respectively.

We have experienced and may continue to experience fluctuations in net loss as a result of foreign currency transaction gains or losses related to remeasuring monetary asset and liability balances denominated in currencies other than the functional currency of the entities in which they are recorded. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beauty Health Company and its subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2025, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Inventories — Provision for obsolete and excess inventory – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

Inventories are stated at the lower of cost or net realizable value. The Company estimates the net realizable value and makes a provision as necessary based on economic trends, future demand for products, and technological obsolescence to value goods that are obsolete or in excess. As of December 31, 2024, the Company’s inventories balance was $69.1 million.

We identified the provision for obsolete and excess inventories as a critical audit matter because of the significant judgment required by management in developing its assumptions about future demand, selling prices and market conditions. Testing management’s assumptions and estimates used in calculating the provision required a high degree of auditor judgment and the use of more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the provision for obsolete and excess inventories included the following, among others:

•We observed the physical condition of inventories during physical inventory counts.
•We performed a retrospective review on the prior year provision for obsolete and excess inventories by considering current year write-off activity.
•We compared on-hand inventories to current year sales to assess the projected future demand and to identify potential indicators of excess inventory.
•For a sample of inventory products, we estimated the future demand based on historical usage, and compared the projected sell through to the quantity on hand, including consideration of expiration dates, if applicable.
•We corroborated the assumptions with individuals outside of the accounting department to identify whether any changes in the business would impact the future demand, selling prices, market conditions and technological obsolescence.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2025

We have served as the Company's auditor since 2020.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$370,063	$523,025
Accounts receivable, net of allowances for estimated credit losses of $9,597 and $6,604 at December 31, 2024 and December 31, 2023, respectively	27,643	54,697
Inventories	69,113	91,321
Income tax receivable	818	332
Prepaid expenses and other current assets	9,487	28,877
Total current assets	477,124	698,252
Property and equipment, net	5,978	14,226
Right-of-use assets, net	13,590	12,120
Intangible assets, net	47,512	62,123
Goodwill	123,499	125,818
Deferred income tax assets, net	3,894	531
Other assets	14,086	16,043
TOTAL ASSETS	$685,683	$929,113
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,941	$44,768
Accrued payroll-related expenses	17,636	22,028
Lease liabilities, current	5,147	4,598
Income tax payable	3,426	2,759
Syndeo Program reserves	—	21,009
Other accrued expenses	20,002	19,846
Total current liabilities	68,152	115,008
Lease liabilities, non-current	10,813	9,319
Deferred income tax liabilities, net	396	702
Warrant liabilities	488	3,555
Convertible senior notes, net	552,198	738,372
Other long-term liabilities	1,833	2,767
Total liabilities	633,880	869,723
Commitments (Note 8)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 124,924,185 and 122,899,002 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	566,709	541,281
Accumulated other comprehensive loss	(6,953)	(3,036)
Accumulated deficit	(507,965)	(478,867)
Total stockholders’ equity	51,803	59,390
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,683	$929,113
The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$334,294	$397,991	$365,876
Cost of sales	151,998	242,878	117,097
Gross profit	182,296	155,113	248,779
Operating expenses:
Selling and marketing	118,311	144,496	160,076
Research and development	6,296	10,102	8,444
General and administrative	125,463	131,432	106,100
Total operating expenses	250,070	286,030	274,620
Loss from operations	(67,774)	(130,917)	(25,841)
Interest expense	10,412	13,649	13,392
Interest income	(16,644)	(23,173)	(9,175)
Other (income) expense, net	(33,563)	(5,200)	1,650
Change in fair value of warrant liabilities	(3,067)	(11,919)	(78,343)
Foreign currency transaction loss (gain), net	4,638	(2,385)	1,296
(Loss) income before provision for income taxes	(29,550)	(101,889)	45,339
Income tax (benefit) expense	(452)	(1,773)	1,115
Net (loss) income	(29,098)	(100,116)	44,224
Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,917)	1,494	(3,273)
Comprehensive (loss) income	$(33,015)	$(98,622)	$40,951
Net (loss) income per share
Basic	$(0.23)	$(0.76)	$0.30
Diluted	$(0.36)	$(0.76)	$(0.23)
Weighted average common stock outstanding
Basic	123,827,372	131,680,605	147,554,090
Diluted	142,492,575	131,680,605	148,506,312
The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2021	150,598,047	$16	$722,250	$(1,257)	$(422,975)	$298,034
Net income	—	—	—	—	44,224	44,224
Repurchase and retirement of common stock	(18,759,243)	(2)	(159,998)	—	—	(160,000)
Equity forward contract in connection with accelerated share repurchase	—	—	(40,000)	—	—	(40,000)
Issuance of common stock in connection with asset acquisition	28,733	—	500	—	—	500
Issuance of common stock pursuant to equity compensation plan	409,565	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(62,407)	—	(927)	—	—	(927)
Share-based compensation	—	—	28,495	—	—	28,495
Foreign currency translation adjustment	—	—	—	(3,273)	—	(3,273)
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	(100,116)	(100,116)
Repurchase and retirement of common stock	(10,350,749)	(2)	(30,455)	—	—	(30,457)
Accelerated share repurchase payment	—	—	(2,240)	—	—	(2,240)
Issuance of common stock in connection with asset acquisition	109,625	—	1,310	—	—	1,310
Issuance of common stock pursuant to equity compensation plan	1,039,176	—	—	—	—	—
Issuance of common stock relating to employee stock purchase plan	241,342	—	3,036	—	—	3,036
Shares withheld for tax withholdings on vested stock awards	(355,087)	—	(3,234)	—	—	(3,234)
Share-based compensation	—	—	22,544	—	—	22,544
Foreign currency translation adjustment	—	—	—	1,494	—	1,494
BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(29,098)	(29,098)
Issuance of common stock pursuant to equity compensation plan	2,407,671	—	—	—	—	—
Issuance of common stock relating to employee stock purchase plan	373,245	—	629	—	—	629
Shares withheld for tax withholdings on vested stock awards	(755,733)	—	(1,897)	—	—	(1,897)
Share-based compensation	—	—	26,696	—	—	26,696
Foreign currency translation adjustment	—	—	—	(3,917)	—	(3,917)
BALANCE, December 31, 2024	124,924,185	$12	$566,709	$(6,953)	$(507,965)	$51,803

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(29,098)	$(100,116)	$44,224
Adjustments to reconcile net (loss) income to net cash from operating activities
Share-based compensation	26,696	22,544	28,495
Amortization of intangible assets	19,537	20,907	14,852
Depreciation of property and equipment	9,940	11,332	7,164
Amortization of other assets	4,203	2,436	857
Amortization of debt issuance costs	3,319	4,229	4,229
Inventory write-down	28,041	18,272	5,144
Syndeo inventory write-down	—	19,568	—
Provision for estimated credit losses	5,134	5,153	1,622
Change in fair value of warrant liabilities	(3,067)	(11,919)	(78,343)
Gain on repurchase of convertible senior notes, net	(33,411)	—	—
Deferred income taxes	(3,748)	(1,079)	(1,787)
Other, net	15,981	7,067	12,210
Changes in operating assets and liabilities:
Accounts receivable	20,804	16,520	(32,025)
Inventories	(10,500)	(22,617)	(84,363)
Prepaid expenses, other current assets, and income tax receivable	15,479	(6,951)	(13,847)
Accounts payable, accrued expenses, and income tax payable	(43,776)	44,001	(2,954)
Other, net	(9,400)	(7,597)	(12,078)
Net cash provided by (used for) operating activities	16,134	21,750	(106,600)
Cash flows from investing activities:
Cash paid for intangible assets	(6,038)	(9,224)	(6,547)
Cash paid for property and equipment	(756)	(3,825)	(10,847)
Cash paid for asset acquisitions	—	(18,458)	(1,475)
Net cash used for investing activities	(6,794)	(31,507)	(18,869)
Cash flows from financing activities:
Repurchase of convertible senior notes	(156,082)	—	—
Payment of tax withholdings on vested stock awards	(1,957)	(3,234)	(927)
Repurchase of common stock	—	(30,155)	(160,000)
Advanced payment for equity forward contract	—	—	(40,000)
Payment of accelerated share repurchases	—	(2,240)	—
Payment of contingent considerations related to acquisitions	—	(1,819)	(4,315)
Other, net	(302)	—	—
Net cash used for financing activities	(158,341)	(37,448)	(205,242)
Net change in cash, cash equivalents, and restricted cash	(149,001)	(47,205)	(330,711)
Effect of foreign currency translation on cash	(3,961)	2,033	(2,978)
Cash, cash equivalents, and restricted cash beginning of period	523,025	568,197	901,886
Cash, cash equivalents, and restricted cash end of period	$370,063	$523,025	$568,197

Supplemental disclosures of cash flow information and non-cash investing activities:
Cash paid for interest	$8,014	$9,375	$9,818
Cash paid (received) for income taxes	2,801	2,269	(1,339)
Class A Common Stock issued for asset acquisition	—	1,310	500

The accompanying notes are an integral part of these consolidated financial statements

THE BEAUTY HEALTH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business

The Beauty Health Company (the “Company” or “we”) is a medtech meets beauty company that delivers skin health experiences that help consumers reinvent their relationship with their skin, bodies, and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in nanoneedling and microneedling; and Keravive in scalp health. Together, with its powerful global community of estheticians, partners, and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements in this Annual Report on Form 10-K are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the Company’s consolidated domestic and international subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates

In preparing its consolidated financial statements in conformity with GAAP, the Company makes assumptions, estimates, and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to revenue related reserves, allowance for estimated credit losses, the realizability of inventory, fair value measurements including common stock and warrant liabilities, useful lives of property and equipment, goodwill and finite-lived intangible assets, accounting for income taxes, stock-based compensation expense and commitments and contingencies. The Company’s estimates are based on historical experience and on its future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from current estimates and those differences may be material.

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

Inventories

Inventories are stated at the lower of cost (determined using the average cost method which approximates the first-in, first-out method) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage is written-down to its estimated net realizable value. Inherent in the net realizable value are management’s estimates related to economic trends, future demand for products, and technological obsolescence of our products. Cost is determined using weighted average costs, and includes all costs incurred to deliver inventory to the Company’s distribution centers including freight, non-refundable taxes, duty, and other landing costs.

The Company periodically reviews its inventories and makes a provision as necessary to appropriately value goods that are obsolete or in excess, have quality issues, or are damaged. The amount of the provision is equal to the difference between the cost of the inventory and its net realizable value based upon assumptions about product quality, damages, future demand, selling prices, and market conditions. If changes in market conditions result in reductions in the estimated net realizable value of its inventory below its previous estimate, the Company would decrease its basis in the inventory in the period in which it made such a determination.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation commences when an asset is ready for its intended use. Depreciation is recorded on a straight-line basis over each asset’s estimated useful life. Leasehold improvements are depreciated on a straight-line basis over the lesser of the length of the lease or the estimated useful life of the improvement.

Leased Property and Equipment

Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. The Company uses an incremental borrowing rate to determine the present value of lease payments as the rate implicit in the lease is generally not readily determinable. The Company excludes right-of-use assets and lease liabilities for leases with an initial term of 12 months or less from the balance sheet, and combines lease and non-lease components for property leases, which primarily relate to ancillary expenses such as common area maintenance expenses, property taxes, and management fees. The Company determines if an arrangement is a lease at inception by assessing whether it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Renewal and termination options are included in the lease term when it is reasonably certain that the Company will exercise the option. Certain of these leases include escalation clauses that adjust rental expense to reflect changes in price indices, as well as renewal and termination options. Operating lease costs are recognized on a straight-line basis over the lease term.

Intangible Assets

Intangible assets primarily consist of developed technology, capitalized software, customer relationships and trademarks and are amortized on a straight-line basis over the estimated useful life of the asset.

Impairment of Long-lived Assets

Long-lived assets, including property and equipment, right-of-use assets, and intangible assets with finite lives are evaluated for impairment when the occurrence of events or a change in circumstances indicates that the carrying value of the assets may not be recoverable as measured by comparing their carrying value to the estimated undiscounted future cash flows generated by their use and eventual disposition. Impaired assets are recorded at fair value, determined principally by discounting the future cash flows expected from their use and eventual disposition. Reductions in asset values resulting from impairment valuations are recognized in income in the period that the impairment is determined.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized but is evaluated for impairment at least annually or more frequently if indicators of impairment are present or changes in circumstances suggest that impairment may exist. The Company has one reporting unit and management evaluates the carrying value of the Company’s goodwill annually in the fourth quarter of its fiscal year or whenever events or changes in circumstances indicate that an impairment may exist.

When testing goodwill for impairment, management has the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as the basis to determine if it is necessary to perform a quantitative goodwill impairment test. In performing the qualitative assessment, management considers the extent to which unfavorable events or circumstances identified, such as changes in economic conditions, industry and market conditions or company specific events, could affect the comparison of the reporting unit’s fair value with its carrying amount. If management concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, management is required to perform a quantitative impairment test.

Quantitative impairment testing for goodwill is based upon the fair value of the reporting unit as compared to its carrying value. The impairment loss recognized would be the difference between the reporting unit’s carrying value and fair value in an amount not to exceed the carrying value of the reporting unit’s goodwill. Testing goodwill for impairment requires management to estimate fair value of the reporting unit using significant estimates and assumptions. The assumptions made will impact the outcome and ultimate results of the testing. Management will use industry accepted valuation models and set criteria that are reviewed and approved by various levels of management and, in certain instances, we will engage independent third-party valuation specialists for advice.

The key estimates and factors used in the valuation models may include as applicable, revenue growth rates and profit margins based on internal forecasts, weighted-average cost of capital used to discount future cash flows, comparable market multiples for the industry segment, and historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments and could cause the fair value of the reporting unit to fall below its respective carrying value, resulting in a non-cash impairment charge. Such charge could have a material effect on the consolidated financial statements.

Warrant Liabilities

In October 2020, in connection with Vesper’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A common stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC, which will expire five years after the Business Combination.
The Company classifies the Private Placement Warrants as liabilities on its Consolidated Balance Sheets as these instruments are precluded from being indexed to its own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. In certain events outside of the Company’s control, the Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the Company’s Class A common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Private Placement Warrants were initially measured at fair value at inception and are subsequently adjusted to fair value at each subsequent reporting date. The fair value of the Private Placement Warrants was determined using a Monte Carlo simulation model. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Consolidated Statements of Comprehensive Income (Loss).

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of 1.25% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”), dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”). The Company accounts for the Notes under ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity, which the Company early adopted in the first quarter of 2021 concurrent with the issuance of the Notes. The Company records the Notes as a long-term liability at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the Notes as a current, rather than a long-term liability. Refer to Note 7 – Long-term Debt for further detail.

Issuance Costs

Issuance costs related to our Notes offering were capitalized and offset against proceeds from the Notes. Issuance costs consist of legal and other direct costs related to the issuance of the Notes and are amortized to interest expense over the term of the Notes using the effective interest method. Refer to Note 7 – Long-term Debt for further detail.

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

Revenue is recognized in an amount that reflects the consideration that the Company expects to be entitled to in exchange for the sale of its products which is determined based upon the sales price per the invoice or contract and the estimated fair market value for any non-cash consideration received in connection with the trade-in program.

During the years ended December 31, 2023 and 2022 the Company provided certain customers with the option to trade-in their existing Delivery System and applied the fair value of their old Delivery System towards the transaction price of a Syndeo device. The Company determined that the trade-in is viewed as a marketing offer due to the fact that it did not constitute the Company’s customary business practice and was not offered at contract inception. Therefore, the trade-in was accounted for under ASC 606, Revenue from Contracts with Customers, and represented a type of noncash consideration, which the Company measured at its estimated fair value. The estimated fair value represented the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort. The estimated selling price was determined based on the Company’s historical experience of reselling refurbished Delivery Systems. The Company recognized revenue based on the estimated fair value of such Delivery Systems for the years ended December 31, 2023 and 2022 of approximately $17 million and $9 million, respectively. No trade-in revenue was recognized for the year ended December 31, 2024.

Discounts applied to invoices are not associated with future purchases and solely relate to the product invoiced. As a result, the invoice and transaction price are recorded net of any discounts.

The Company’s sales terms for its Delivery Systems generally allow for the right of return within 30 days, subject to a restocking fee. Estimates for variable consideration, which relate to sales returns associated with Delivery Systems, are based on the expected amount the Company will be expected to be entitled to, subject to constraint, and is recorded as a reduction against net sales. Sales returns are estimated based on historical sales and returns data and have not significantly impacted net sales because sales returns are not material.

Payment terms vary by customer but typically provide for the customer to pay within less than a year; however, the Company provides options for qualified customers through third party financing companies, generally without recourse to the Company, or through internal financing to pay for Delivery Systems over 12 monthly installments or less. Under certain limited arrangements, which are not material, the customer’s receivable balance is with recourse whereby we are responsible for repaying the financing company should the customer default. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions. The Company elected the practical expedient and does not evaluate contracts of one year or less for the existence of a significant financing component.

Depending on the type of Delivery System that was purchased, the Company offers its customers with a one to two-year standard type warranty from point of sale that provides the customer with the assurance that its Delivery Systems will function as intended. During the fourth quarter of 2023, the Company announced a one year extension of warranty for certain Syndeo systems from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. The warranty reserve is assessed periodically, and the reserve is adjusted as necessary based on a review of historical warranty experience as well as the length and actual terms of the warranties. As of December 31, 2024, total warranty reserve was approximately $4 million, which was included in other accrued expenses on the Consolidated Balance Sheets. As of December 31, 2023, total warranty reserve was approximately $6 million, of which approximately $4 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Consolidated Balance Sheets.

The Company also has a loyalty program that allows members to receive points based on qualifying Consumable purchases that may be redeemed as a discount on future Consumable purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in other accrued expenses on the Consolidated Balance Sheets was approximately $1 million as of December 31, 2024 and 2023.

Cost of Sales

Cost of sales primarily consists of Delivery Systems and Consumables product costs, including the cost of materials, labor costs, overhead, depreciation and amortization of developed technology, shipping and handling costs, and the costs associated with excess and obsolete inventory.

Selling and Marketing Expense

Selling and marketing expense primarily consists of personnel-related expenses, sales commissions, travel costs, training, and advertising expenses incurred in connection with the sale of our products.

Advertising costs are expensed in the period in which they are incurred. Total advertising costs were $1.7 million, $2.3 million and $3.8 million for the years ending December 31, 2024, 2023, and 2022 respectively.

Research and Development Expense

Research and development expense primarily consists of personnel-related expenses, tooling and prototype materials, technology investments, and other expenses incurred in connection with the development of new products and internal technologies. Research and development expenses are expensed in the period in which they are incurred.

General and Administrative Expense

General and administrative expense primarily consists of personnel-related expenses, credit card and wire fees and facilities-related costs primarily for our executive, corporate affairs, finance, accounting, legal, human resources, and information technology (“IT”) functions. General and administrative expense also includes fees for professional services principally comprising legal, audit, tax and accounting services, and insurance.

Interest Expense

Interest expense consists of interest accrued on the Company’s Notes and amortization of debt issuance costs relating to the Notes. The Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated for the portion of the Notes which are repurchased, redeemed, or converted.

Interest Income

Interest income primarily consists of interest earned from investments in money market funds that the Company classifies as cash equivalents.

Income Taxes

The Company follows the asset and liability method for accounting for income taxes. This approach requires recognizing deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) based on the expected future tax consequences of events recorded in the financial statements. DTAs and DTLs are determined by the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates applicable to the periods in which these differences are expected to reverse. Any changes in tax rates affecting DTAs and DTLs are recorded in income during the period the tax rate change is enacted.

The Company recognizes DTAs only when it believes they are more likely than not to be realized. This assessment considers various factors, including future reversals of taxable temporary differences, projected taxable income, tax-planning strategies, potential carrybacks (if permitted by law), and recent operating results. A valuation allowance is applied when necessary to reduce DTAs to the amount expected to be realized. If the Company later determines that additional DTAs can be utilized, it will adjust the valuation allowance, reducing income tax expense.

For uncertain tax positions, the Company applies ASC 740, Income Taxes, using a two-step approach: (1) determining whether a tax position is more likely than not to be upheld based on its technical merits, and (2) recognizing the largest amount of tax benefit that is more than 50 percent likely to be realized upon settlement with the tax authority. Any interest and penalties related to unrecognized tax benefits are recorded in income tax (benefit) expense on the Consolidated Statements of Comprehensive Loss.

Foreign Currency

The Company’s reporting currency is the U.S. Dollars. The functional currency for each entity included in these consolidated financial statements that is domiciled outside of the United States is generally the applicable local currency. Assets and liabilities of each foreign entity are translated into U.S. dollars at the foreign currency exchange rate in effect on the balance sheet date. Net revenue and expenses are translated at the average foreign currency rate in effect during the period. The resulting foreign currency translation adjustments are recorded as a component of accumulated other comprehensive loss within Consolidated Statements of Stockholders' Equity.

Foreign currency transaction gains and losses are generated by intercompany balances and transactions denominated in other currencies other than the functional currency of the entity and are recorded in foreign currency transaction loss (gain), net on the Consolidated Statements of Comprehensive Income (Loss) in the period in which the foreign currency exchange rate changes.

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

Share-Based Compensation

The Company accounts for share-based compensation transactions using a fair-value method and recognizes the fair value of each award as an expense over the service period. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model. The use of the Black-Scholes model requires a number of estimates, including the expected option term, the expected volatility in the price of the Company’s Class A Common Stock, the risk-free rate of interest and the dividend yield on the Company’s Class A Common Stock. The fair value of the Company’s restricted stock units is the closing price of the Company’s Class A Common Stock on the grant date. The fair value of the Company’s performance-based restricted stock units is estimated using a Monte Carlo simulation model. The consolidated financial statements include amounts that are based on the Company’s best estimates and judgments. The Company classifies compensation expense related to these awards on the Consolidated Statements of Comprehensive Income (Loss) based on the department to which the recipient reports. Forfeitures are accounted for in the period they occur.

Earnings per Share

Earnings per share is calculated using the weighted average number of common and exchangeable shares outstanding during the period. Exchangeable shares are the equivalent of common shares in all material respects. Diluted earnings per share is calculated by dividing net income available to stockholders for the period by the diluted weighted average number of shares outstanding during the period. Diluted earnings per share reflects the potential dilution from common shares issuable through stock options, performance-based restricted stock units, restricted stock units, and Private Placement Warrants using the treasury stock method and the "if-converted" method related to the Notes.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The Company adopted ASU 2023-07 during the year ended December 31, 2024 on a retrospective basis. See Note 16 - Segment, Geographic, and Other Information for additional information.

New Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses” which expands interim and annual requirements to disclose about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual periods beginning after December 15, 2026, with either retrospective or prospective application. The standard allows for early adoption of these requirements. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Note 3 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
Raw materials	$26,019	$24,406
Finished goods	43,094	66,915
Total inventories	$69,113	$91,321
During the year ended December 31, 2024, the Company recognized $28.0 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials.

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
Accrued compensation and payroll taxes	$10,708	$10,458
Accrued sales commissions	4,784	7,565
Accrued benefits	2,144	4,005
Total accrued payroll-related expenses	$17,636	$22,028

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
Sales and VAT tax payables	$5,244	$4,971
Accrued interest	1,743	2,344
Royalty liabilities	1,897	3,914
Deferred revenue	2,375	450
Other	8,743	8,167
Total other accrued expenses	$20,002	$19,846

During the year ended December 31, 2024, in connection with the Company’s manufacturing optimization plans, the Company recorded approximately $8 million of contract termination costs related to the Company concluding its relationship with its third-party manufacturing partner in China, which was recorded within cost of sales on the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024, the Company has accrued $0.5 million for the contract termination related costs, which was included in other accrued expenses on the Consolidated Balance Sheets.

As of December 31, 2024, total warranty reserve was approximately $4 million, which was included in other accrued expenses on the Consolidated Balance Sheets. As of December 31, 2023, total warranty reserve was approximately $6 million, of which approximately $4 million was included in other accrued expenses and approximately $2 million was included in other long-term liabilities on the Consolidated Balance Sheets.

As of December 31, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.

As of December 31, 2024 and December 31, 2023, the Company has approximately $1 million and $15 million, respectively, of non-trade receivables from certain of its manufacturing vendors resulting from the sale of components to these vendors who manufacture or assemble final products for the Company, which is included in prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company purchases components directly from suppliers and do not reflect the sale of these components to the manufacturing vendors in net sales.

The changes in allowance for estimated credit losses are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning balance	$6,604	$2,929	$2,681
Provision for estimated credit losses	5,134	5,153	1,622
Write-offs, recoveries of previous write-offs, and foreign currency translation impact	(2,141)	(1,478)	(1,374)
Ending balance	$9,597	$6,604	$2,929

Note 4 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	December 31, 2024	December 31, 2023
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$12,019	$12,323
Machinery and equipment	2-5	7,076	8,597
Furniture and fixtures	2-7	6,096	5,903
Computers and equipment	3-5	5,496	5,479
Tooling	5	732	887
Autos and trucks	5	59	242
Construction in progress		—	748
Total property and equipment		31,478	34,179
Less: accumulated depreciation and amortization		(25,500)	(19,953)
Property and equipment, net		$5,978	$14,226

Note 5 — Leases

Operating leases primarily consist of property leases related to the Company’s warehouse, which also serves as its production, manufacturing, and distribution facility, corporate offices, experience centers, and sales and marketing offices. Operating right-of-use assets and lease liabilities as of December 31, 2024 and December 31, 2023 comprises the following:

(in thousands)	December 31, 2024	December 31, 2023
Right-of-use assets, net	$13,590	$12,120

Lease liabilities, current	$5,147	$4,598
Lease liabilities, non-current	10,813	9,319
Total lease liabilities	$15,960	$13,917

Operating lease costs for the years ended December 31, 2024, 2023, and 2022 were $5.9 million, $5.2 million, and $5.0 million, respectively. Short-term lease costs and variable lease costs were immaterial for the years ended December 31, 2024, 2023, and 2022.

The following table summarizes future operating lease payments as of December 31, 2024:

(in thousands)	Future Minimum Payments
2025	$5,758
2026	5,189
2027	1,430
2028	1,013
2029	1,006
Thereafter	2,979
Total	17,375
Less: Imputed Interest	(1,415)
Present value of net lease payments	$15,960

The following table includes supplemental operating lease information (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$5,123	$5,419	$2,981
Right-of-use assets obtained in exchange for new and modified lease liabilities	$6,593	$1,181	$4,476
Weighted average remaining lease term (in years)	5.0	6.1	6.0
Weighted average discount rate	4.6%	3.2%	3.0%

Finance leases are not material and are included in property and equipment, net and other accrued expenses on the Consolidated Balance Sheets.

Note 6 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the year ended December 31, 2024 is as follows (in thousands):

December 31, 2023	$125,818
Foreign currency translation impact	(2,319)
December 31, 2024	$123,499

The Company performed its annual impairment test and determined that goodwill was not impaired since the reporting unit's fair value exceeded its carrying value.

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(74,655)	$16,974	3 - 10
Capitalized software	22,983	(8,027)	14,956	3 - 5
Customer relationships	17,569	(13,696)	3,873	5 - 10
Trademarks	11,674	(6,189)	5,485	15
Non-compete agreement	5,814	(2,605)	3,209	3
Patents	3,781	(766)	3,015	3 - 19
Total intangible assets	$153,450	$(105,938)	$47,512

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2023 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(64,453)	$27,176	3 - 10
Capitalized software	18,423	(4,078)	14,345	3 - 5
Customer relationships	18,809	(11,317)	7,492	5 - 10
Trademarks	11,521	(5,367)	6,154	15
Non-compete agreement	5,878	(1,530)	4,348	3
Patents	3,132	(524)	2,608	3 - 19
Total intangible assets	$149,392	$(87,269)	$62,123

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

Acquisition of Anacapa Aesthetics LLC
In March 2023, the Company acquired assets from Anacapa Aesthetics LLC and recognized approximately $5 million of intangible assets, primarily related to non-compete agreements.

Acquisition of The Personalized Beauty Company, Inc. (“Mxt”)
In April 2022, Edge Systems Intermediate, LLC, acquired The Personalized Beauty Company, Inc., a Delaware corporation d.b.a. Mxt in exchange for (i) cash payment of $1.5 million and (ii) 28,733 shares of the Class A Common Stock of the Company ($0.5 million). In addition, depending on the achievement of certain revenue milestones, the former Mxt shareholders were entitled to receive up to $30 million of earn-out payments. The Company accounted for this transaction as an asset acquisition and allocated substantially all of the purchase price totaling $1.9 million to intangible assets, primarily related to developed technology. During the year ended December 31, 2023, Mxt was sold, resulting in a loss on sale of $2.8 million.

The estimated future amortization expense for the next five years is as follows:

(in thousands)	Amortization Expense
2025	$11,007
2026	9,907
2027	7,737
2028	5,456
2029	4,126
Thereafter	9,279
$47,512

Note 7 — Long-Term Debt

Convertible Senior Notes
On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 1.25% Convertible Senior Notes due 2026. The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100.0 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100.0 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

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

The Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The Notes mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A Common Stock or a combination of cash and shares of its Class A Common Stock, at the Company’s election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The conversion price as of December 31, 2024 was $31.76 per share of Class A Common Stock.

The Notes are redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after October 6, 2024, and on or before the 40th scheduled trading day immediately before the maturity date, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Company’s Class A Common Stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A Common Stock.

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

The total amount of debt issuance costs of $21.3 million was recorded as a reduction to Convertible senior notes, net in the Consolidated Balance Sheets and are being amortized as interest expense over the term of the Notes using the effective interest method. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $3.3 million, $4.2 million, and $4.2 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the Notes.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
Notes due in 2026	$557,700	$750,000
Unamortized debt issuance costs	(5,502)	(11,628)
Net carrying value	$552,198	$738,372

The Notes are carried at face value less the unamortized debt issuance costs on the Company’s Consolidated Balance Sheets.

Notes Repurchase

During the year ended December 31, 2024, the Company repurchased $192.3 million principal amount of the Notes for $156.1 million and recognized a net gain of $33.4 million, which includes $2.8 million of unamortized debt issuance costs related to the repurchase. The net gain is included in other income, net on the Consolidated Statements of Comprehensive Income (Loss).

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

Note 8 — Commitments and Contingencies

Cartessa Aesthetics, LLC

On December 14, 2020, Hydrafacial filed a complaint (the “Cartessa Complaint”) against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York (the “New York Court”), captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082 (the “Cartessa Case”), for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed five of Hydrafacial’s patents on its device. Hydrafacial narrowed its allegation in the Cartessa Complaint to assert infringement of just four of its patents. On September 15, 2022, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Unclean Hands and denied Cartessa’s Motion for Summary Judgment of non-infringement on three of the four patents-in-suit. On June 6, 2023, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Invalidity of the fourth patent-in-suit and granted Cartessa’s Motion for Summary Judgment of non-infringement of that same patent. The parties agreed to dismiss the remaining claims without prejudice so that Hydrafacial can appeal the New York Court’s grant of Cartessa’s Motion for Summary Judgment. Final judgment was entered on October 15, 2024.

On October 8, 2024, Hydrafacial filed an appeal in the New York Court challenging the New York Court’s final judgment and summary judgment decision of Cartessa’s non-infringement regarding the fourth patent-in-suit. On November 13, 2024, Cartessa filed a cross-appeal challenging the New York Court’s final judgment and summary judgment decision of granting Hydrafacial’s motion for summary judgment of no invalidity regarding the fourth patent-in-suit. The appeal is in its early stages with opening briefs set to be exchanged on March 12, 2025.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial has asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung has consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, both fact and expert discovery have been completed, motions for summary determination have been filed, and the parties are preparing for evidentiary hearing, which will be held April 9-15, 2025. Hydrafacial continues to seek an exclusion order preventing importation or sale of Cartessa’s hydrodermabrasion systems within the United States.

Cartessa Aesthetics, LLC - Second Complaint

On June 14, 2024, Hydrafacial filed a complaint (the “Second Cartessa Complaint”) against Cartessa in the New York Court, captioned HydraFacial LLC v. Cartessa Aesthetics, LLC, Case No. 2:24-cv-04253 (the “Second Cartessa Case”), for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed Hydrafacial’s U.S. Patent No. 11,865,287. The Second Cartessa Case has been stayed pending resolution of the ITC Cartessa Matter and there will be no activity until the conclusion of the ITC Cartessa Matter. After conclusion of the ITC Cartessa Matter, Hydrafacial plans to reopen the Second Cartessa Case to seek monetary damages and plans to vigorously pursue its claims against Cartessa.

Eunsung Global Corp (and Sinclair Pharma Ltd)

On September 30, 2024, Eunsung filed a Petition for inter partes review (“IPR”), IPR2024-01491, challenging the validity of Hydrafacial’s U.S. Patent No. 11,865, 287. On November 25, 2024, Sinclair Pharma Ltd filed a similar IPR Petition, IPR2025-00145, challenging the same patent and relying on the same arguments. On January 10, 2025, Eunsung filed an IPR Petition, IPR2025-00445, challenging the validity of Hydrafacial’s U.S. Patent No. 9,550,052. On January 13, 2025, Eunsung filed an IPR Petition, IPR2025-00452, challenging the validity of Hydrafacial’s U.S. Patent No. 12,053,607. On January 14, 2025, Eunsung filed an IPR Petition, IPR2025-00453, challenging the validity of Hydrafacial’s U.S. Patent No. 11,446,477. These IPR proceedings are in their early stages, with initial briefing due between March-May 2025, and Hydrafacial plans to vigorously defend its patents against each of these challenges.

Medicreations LLC

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Case”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. On July 26, 2024, Medicreations filed a motion to dismiss the complaint. Briefing on the motion to dismiss is complete, but no order has been issued yet. The Medicreations Case is in its early stages, and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medicreations.

Sinclair Pharma US, Inc

On July 24, 2024, Hydrafacial filed a complaint against Sinclair Pharma US, Inc (“Sinclair”), and its distributor Viora, Inc (“Viora”), in the United States District Court for the Central District of California, Case No. 2:24-cv-06250 (the “Sinclair Case”), for patent infringement arising from Sinclair’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Sinclair Case has been stayed pending the resolution of the ITC Sinclair Matter, discussed below, and there will be no activity on the Sinclair Case until the conclusion of the ITC Sinclair Matter. After conclusion of the ITC Sinclair Matter, Hydrafacial plans to reopen the Sinclair Case to seek monetary damages and plans to vigorously pursue its claims against Sinclair and Viora.

On August 2, 2024, Hydrafacial filed a complaint against Sinclair, Aesthetic Management Partners, Inc. (“AMP”), their foreign manufacturer, EMA Aesthetics, Ltd. (“EMA Aesthetics”), and H.R. Meditech (“H.R. Meditech”) in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 10, 2024, and the investigation was assigned investigation number 337-TA-1416 (the “ITC Sinclair Matter”). In the ITC Sinclair Matter, Hydrafacial has asserted that Sinclair, AMP, EMA Aesthetics, and H.R. Meditech infringe Hydrafacial’s U.S. Patent Nos. 11,865,287 and 9,550,052, which relate to hydrodermabrasion systems. Hydrafacial is seeking an exclusion order preventing importation or sale of each of the respondents’ hydrodermabrasion systems within the United States. On February 19, 2025, the Administrative Law Judge issued an Initial Determination granting Hydrafacial’s motion to terminate the ITC Sinclair Matter.

Aesthetic Management Partners Inc.

On July 8, 2024, Hydrafacial filed a complaint against AMP in the United States District Court for the Western District of Tennessee, Case No. 2:24-cv-02480-JPM-TMP (the “AMP Case”), for patent infringement arising from Aesthetic Management Partners’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The AMP Case is now stayed, and there will be no activity until the conclusion of the ITC Sinclair Matter. After conclusion of the ITC Sinclair Matter, Hydrafacial plans to reopen the AMP Case to seek monetary damages and plans to vigorously pursue its claims against AMP.

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

On August 7, 2024, Hydrafacial filed a complaint against Luvo, its distributor Healthcare Markets, Medical Purchasing Resource, eMIRAmed, and its manufacturer, MIRAmedtech, in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 16, 2024, and the investigation was assigned investigation number 337-TA-1417 (the “ITC Luvo Matter”). In the ITC Luvo Matter, Hydrafacial has asserted that Luvo, Healthcare Markets, Medical Purchasing Resource, and eMIRAmed USA, LLC (“eMIRAmed”) infringe Hydrafacial’s U.S. Patent No. 11,446,477, which is not asserted in the ITC Cartessa Matter or ITC Sinclair Matter, and relates to hydrodermabrasion systems. Hydrafacial is seeking an exclusion order preventing importation or sale of each of the respondents’ hydrodermabrasion systems within the United States. In the ITC Luvo Matter, the parties have completed fact discovery and will complete expert discovery on February 20, 2025. The evidentiary hearing is scheduled for April 23-29, 2025.

eMIRAmed USA, LLC

On August 26, 2024, Hydrafacial filed a complaint against eMIRAmed USA, LLC (“eMIRAmed”), and its manufacturer MIRAmedtech UG (“MIRAmedtech”), in the United States District Court for the Central District of California, Case No. 2:24-cv-01865 (the “eMIRAmed Case”), for patent infringement arising from eMIRAmed’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against eMIRAmed and MIRAmedtech. On January 22, 2025, Hydrafacial moved for default judgment against eMIRAmed and MIRAmedtech. On January 30, 2025, eMIRAmed filed notice of Chapter 7 bankruptcy.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, the Company filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and the Company filed its reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties can complete a private mediation that is scheduled to occur on March 27, 2025.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with these claims, and, accordingly, it has not accrued any liability associated with the Securities Class Action.

Consumer Class Action

On October 24, 2024, Jason Davalos (“Jason Davalos”), Sonia Davalos (“Sonia Davalos”, and collectively with Jason Davalos, the “Davaloses”), and Sol Tan Tanning & Spa LLC (“Sol Tan”, and collectively with the Davaloses, the “Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint against Hydrafacial LLC d/b/a The Hydrafacial Company and The Beauty Health Company (collectively, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Consumer Class Action”). The case is captioned Jason Davalos, Sonia Davalos, Sol Tan Tanning & Spa LLC, on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, and The Beauty Health Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.) The complaint alleges that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purport to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States, of Class Action Defendants’ Syndeo machines. The complaint asserts five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer production statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought in the complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Consumer Class Action complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Consumer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises on April 29, 2025.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief is due May 2, 2025, and Defendants’ reply brief is due June 3, 2025.

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

Contractual Obligations and Other Commercial Commitments

As of December 31, 2024, the Company has $30.2 million of non-cancelable contractual obligations and other commercial commitments related to the purchase of inventory, service, other items, of which $21.8 million will be paid within the next twelve months.

Note 9 — Related-Party Transactions
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

Note 10 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2024 and December 31, 2023, there were 124,924,185 and 122,899,002, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Common Stock Repurchases

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Under this share repurchase program, for the year ended December 31, 2023, the Company repurchased and retired 10.4 million shares for $30.2 million excluding taxes. During the year ended December 31, 2024, the Company did not repurchase any shares of its Class A Common Stock.

On September 26, 2022, the Company’s Board of Directors approved a common stock repurchase program pursuant to which the Company may repurchase up to $200.0 million of its outstanding shares of Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, or accelerated share repurchase programs. The Company entered into two accelerated share repurchase agreements on September 27, 2022 and November 9, 2022, respectively, with a financial institution to repurchase a total of $200.0 million of Class A Common Stock. Under the September 27, 2022 accelerated share repurchase agreement, the Company repurchased and retired 9.3 million shares for $100.0 million. Under the November 9, 2022 accelerated share repurchase agreement, the Company made a payment of $100.0 million and received initial deliveries of 9.5 million shares, which were also retired, which represented 80% of the payment amount divided by the Company’s closing stock price on that date. During the year ended December 31, 2023, the Company paid $2.2 million as the final settlement of the November 9, 2022 accelerated share repurchase agreement, which was based upon the average daily volume weighted average price of the Company’s Class A Common Stock during the repurchase period, less an agreed upon discount. The accelerated share repurchase agreements are accounted for as a repurchases and retirements of shares and as equity forward contracts indexed to the Company’s Class A Common Stock. The equity forward contracts are classified as equity instruments under ASC 815-40, Contracts in Entity's Own Equity. The par value of the initial shares received is recorded as a reduction to the Company’s Class A Common Stock and the excess of par value is recognized as a reduction to additional paid in capital. The equity forward stock purchase contracts are classified as equity instruments and are recognized as a reduction to additional paid in capital.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Note 11 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$284,462	$—	$—	$284,462
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$488	$488

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$458,676	$—	$—	$458,676
International treasuries	$—	$3,777	$—	$3,777
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$3,555	$3,555

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of December 31, 2024, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Private Placement Warrants

As of December 31, 2024 and 2023, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation model because these warrants are not subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share.

Long-Term Debt

As of December 31, 2024 and 2023, the estimated fair value of the Notes were approximately $446 million and $558 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 31, 2024 and 2023. The estimated fair values have been calculated based on broker quotes or rates for the same or similar instruments and are classified as Level 2 within the fair value hierarchy.

Note 12 — Share-Based Compensation

The Beauty Health Company 2021 Incentive Award Plan (the “2021 Plan”) became effective upon the consummation of the Business Combination. Pursuant to the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash based awards to eligible service providers. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to awards granted under the 2021 Plan is the sum of (i) 14,839,640 and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares equal to 4% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Company’s Board of Directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure. The maximum number of shares that may be granted with respect to incentive stock options under the 2021 Plan is 7,500,000. At December 31, 2024, approximately 17 million shares of the Company’s Class A Common Stock were reserved for the issuance of awards under the 2021 Plan.

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2024	3,732,420	$14.00	6.73	$—
Granted	—	—
Exercised	—	—
Forfeited	(141,900)	17.54
Expired	(107,450)	21.28
Outstanding - December 31, 2024	3,483,070	13.64	5.29	—
Vested and Exercisable - December 31, 2024	2,769,240	13.60	5.01	—
Options vested and expected to vest - December 31, 2024	3,483,070	$13.64	5.29	$—

At December 31, 2024, aggregate unrecognized compensation cost for unvested stock options was $1.9 million recognized over a weighted average period of 0.4 years. The stock options granted generally vest over a four year period.

There were no stock options granted during the year ended December 31, 2023. The weighted average grant date fair value of the stock options granted during the year ended December 31, 2022 was $12.23.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. For the year ended December 31, 2023, the total intrinsic value of stock options exercised was immaterial. There were no stock options exercised during the year ended December 31, 2022.

Restricted Stock Units (“RSU”) and Performance-based Restricted Stock Units (“PSU”)

The Company reserves the right to grant RSUs to certain employees, executives and directors. The RSUs granted are eligible to vest over the service period, which is generally over three to four years, subject to the recipient’s continued employment through each vesting date.

PSUs are granted to select executive officers pursuant to the 2021 Plan and vest based on either (i) the performance of the Company’s Class A Common Stock (“Top-hat”) or (ii) the total shareholder return of the Company’s Class A Common Stock relative to a defined peer group (“TSR”).

Top-hat PSUs are earned over a three or four-year performance period, based on the attainment of pre-determined goals related to the performance of the Company’s Class A Common Stock, and subject to the recipient’s continued employment through the end of the performance period. The actual number of shares of the Company’s Class A Common Stock to be issued related to Top-hat PSUs will range from 0% to 100% of the number of PSUs granted.

TSR PSUs are earned over a three-year performance period, based on the attainment of pre-determined goals related to the Company’s total shareholder return relative to a defined peer group, and subject to the recipient’s continued employment through the end of the performance period. The actual number of shares of the Company’s Class A Common Stock to be issued related to TSR PSUs will range from 0% to 200% of the number of PSUs granted.

The fair value of PSUs is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation subject to the performance conditions of the underlying PSUs with the following assumptions:

Input	2024 Grants	2023 Grants	2022 Grants
Risk-free interest rate	4.5%	3.5%	1.5% - 4.2%
Expected volatility of the Company’s Class A Common Stock	101.5%	74.9%	57.7% - 66.0%
The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2024:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2024	5,242,680	1,306,558	$8.77	$9.13
Granted	6,421,618	1,258,112	3.17	5.27
Vested	(2,407,671)	—	7.69	—
Forfeited	(2,002,236)	(375,097)	6.68	9.80
Cancelled(1)	—	(951,751)	—	7.93
Outstanding - December 31, 2024	7,254,391	1,237,822	$4.56	$5.93

(1) Cancelled PSU shares represent Top-hat PSUs and TSR PSUs that were not earned for the performance period that ended during the year ended December 31, 2024.

The fair value of RSUs that vested, determined based on their respective fair values at vesting date, during the years ended December 31, 2024, 2023, and 2022 was $5.9 million, $9.7 million, and $2.7 million, respectively. At December 31, 2024, the aggregate unrecognized compensation cost for unvested RSUs and PSUs was $21.4 million and $4.9 million, respectively, recognized over a weighted average period of 1.8 years and 1.9 years, respectively.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2023 and 2022 was $8.58 and $13.47, respectively. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2023 and 2022 was $17.54 and $8.79, respectively.

Employee Stock Purchase Plan (“ESPP”)

The Company maintains the ESPP for employees located in the United States, which became effective upon the consummation of the Business Combination. Under the ESPP, eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A Common Stock at certain purchase dates. The price of the Company’s Class A Common Stock purchased under the ESPP for the offering periods is equal to 85% of the lesser of the fair market value of a share of Class A Common Stock of the Company on the beginning or the end of the offering period. In November 2024, the Company suspended the operation of the ESPP after the conclusion of its sixth offering period.
The aggregate number of shares of the Company’s Class A Common Stock initially reserved for issuance pursuant to rights granted under the ESPP was 2,000,000. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (1) one percent (1%) of the shares outstanding on the final day of the immediately preceding calendar year, and (2) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2024, approximately 5 million shares were reserved for the future issuance under the ESPP.

Share-Based Compensation Expense

Share-based compensation expense was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Cost of sales	$52	$1,513	839
Selling and marketing	7,716	7,962	9,363
Research and development	345	1,425	602
General and administrative	18,583	11,644	17,691
Total share-based compensation	$26,696	$22,544	$28,495

Note 13 — Employee Benefit Plan

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

Defined contributions expense was $2.7 million, $3.0 million and $2.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Note 14 — Income Taxes

The following table presents domestic and foreign components of (loss) income before income taxes as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Domestic	$(28,332)	$(104,161)	$42,080
Foreign	(1,218)	2,272	3,259
(Loss) income before taxes	$(29,550)	$(101,889)	$45,339

The federal, state and foreign components of the income tax (benefit) expense are summarized as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current:
Federal	$9	$34	$407
State	133	216	306
Foreign	3,001	3,793	2,189
Total current income tax expense	3,143	4,043	2,902
Deferred:
Federal	—	(4,137)	(257)
State	—	(633)	(166)
Foreign	(3,595)	(1,046)	(1,364)
Total deferred tax benefit	(3,595)	(5,816)	(1,787)
Total income tax (benefit) expense	$(452)	$(1,773)	$1,115

The effective tax rate of the provision for income tax differs from the federal statutory rate as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024		2023		2022
Federal statutory income tax rate	$(6,206)	21.0%	$(21,398)	21.0%	$9,521	21.0%
State taxes, net of federal benefit	475	(1.6)	(3,083)	3.0	(1,041)	(2.3)
Officer compensation	905	(3.1)	844	(0.8)	2,323	5.1
Change in fair value of warrants	(644)	2.2	(2,503)	2.5	(16,452)	(36.3)
Transaction costs	—	—	—	—	(32)	(0.1)
Share-based compensation	5,130	(17.4)	2,922	(2.9)	—	—
Foreign rate differential	(64)	0.2	338	(0.3)	(10)	—
R&D credit	(289)	1.0	(824)	0.8	(900)	(2.0)
Permanent differences	296	(1.0)	2,183	(2.1)	—	—
Change in valuation allowance	1,006	(3.4)	18,400	(18.1)	6,242	13.8
Other	(1,061)	3.6	1,348	(1.3)	1,464	3.2
Income tax (benefit) expense	$(452)	1.5%	$(1,773)	1.7%	$1,115	2.4%

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

(in thousands)	December 31, 2024	December 31, 2023
Deferred income tax assets
State taxes	$20	$23
Accrued expenses	3,497	5,807
Inventories	6,226	4,944
Accounts receivable	1,840	1,563
Section 163(j) limitation	6,822	6,031
Net operating loss carryforwards	11,722	12,379
Share-based compensation	2,927	4,032
Lease liabilities	3,983	3,191
Capitalized research	5,249	5,305
Other	3,480	1,611
Total deferred income tax assets	45,766	44,886

Deferred income tax liabilities
Goodwill and intangibles	(3,710)	(6,713)
Prepaid expenses	(283)	(434)
Right-of-use assets	(3,401)	(2,506)
Property and equipment	(630)	(2,165)
Total deferred tax liabilities	(8,024)	(11,818)
Valuation allowance	(34,244)	(33,239)
Net deferred income tax assets (liabilities)	$3,498	$(171)

The Company’s net deferred income tax assets (liabilities) as presented on the Consolidated Balance Sheets consists of the following items as of the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Deferred income tax assets	$3,894	$531
Deferred income tax liabilities	(396)	(702)
Net deferred income tax assets (liabilities)	$3,498	$(171)

The Company increased the valuation allowance on the net U.S. federal and state deferred tax assets by $1.0 million for the year ended December 31, 2024. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize the deferred tax assets. The Company has provided a full valuation allowance against the net U.S. federal and state deferred tax assets that management believes is not more likely than not to be realized.

If the Company were to release the valuation allowance upon management determining that it is more likely than not the deferred tax assets could be recognized, $34.2 million of income tax benefit would be recorded to continuing operations.

At December 31, 2024, the Company had gross federal and state net operating loss carryforwards of $40.6 million and $23.0 million, respectively, that can be carried forward indefinitely, subject to an 80% taxable income limitation, and state net operating loss carryforward of $37.3 million, which will expire in varying amounts beginning in 2025.

The Company has federal and state research and development credit carryforwards of $1.0 million and $1.1 million, respectively. The federal credits will expire in 2041 and the state credits are available indefinitely.

As of December 31, 2024 and December 31, 2023, the Company had recorded gross unrecognized tax benefits of $1.2 million and $1.1 million, respectively. As of December 31, 2024, the Company has $0.2 million of unrecognized tax benefits that, if recognized and realized, will affect the effective tax rate. The Company does not expect a significant change in the unrecognized tax benefits over the next 12 months. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. Accruals for interest and penalties related to income tax matters were not material as of December 31, 2024.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(in thousands)	December 31, 2024	December 31, 2023
Unrecognized tax benefits at beginning of period	$1,104	$674
Increases for tax positions in prior periods	—	230
Decreases for tax positions in prior periods	(54)	(112)
Increases for tax positions in current period	261	312
Settlements/statute expirations	(117)	—
Unrecognized tax benefits at end of period	$1,194	$1,104

The Company is subject to taxation and files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Company’s tax returns remain open for examination in the United States for years 2020 through 2023, while tax returns in the foreign jurisdictions in which the Company operates are generally subject to examination up to three years following the year in which the tax obligation originated. The Company is not currently under examination by income tax authorities in federal, state, or other jurisdictions.

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

Note 15 — Net (Loss) Income Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net (loss) income per share as follows for the periods indicated:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Net (loss) income available to common stockholders - basic	$(29,098)	$(100,116)	$44,224
Adjustments related to the Notes (1)	(22,671)	—	—
Income on Private Placement Warrants	—	—	(78,343)
Net loss available to common stockholders - diluted	$(51,769)	$(100,116)	$(34,119)

Weighted average common stock outstanding - basic	123,827,372	131,680,605	147,554,090
Effect of dilutive shares:
Notes	18,665,203	—	—
Private Placement Warrants	—	—	952,222
Weighted average common stock outstanding - diluted	142,492,575	131,680,605	148,506,312

Basic net (loss) income per share:	$(0.23)	$(0.76)	$0.30
Dilutive net loss per share:	$(0.36)	$(0.76)	$(0.23)
(1) For the year ended December 31, 2024, the adjustments related to the Notes include the net gain on repurchase offset by interest expense and amortization of debt issuance costs related to the Company’s Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Notes	—	23,614,425	23,614,425
RSUs	7,254,391	5,242,680	2,580,152
Stock Options	3,483,070	3,732,420	5,601,770
PSUs	1,237,822	1,306,558	2,500,126
For the years ended December 31, 2024 and 2023, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per share of Class A Common Stock because their effect would be anti-dilutive.

Note 16 — Segment, Geographic, and Other Information

The Company manages its business on the basis of one operating segment and one reportable segment. The chief operating decision maker (“CODM”), who is the Chief Executive Officer, assesses performance for the one operating segment and decides how to allocate resources based on consolidated net income (loss) and consolidated income (loss) from operations, which is also reported on the Consolidated Statements of Comprehensive Income (Loss).

Significant expenses within consolidated net (loss) income include cost of sales, total operating expenses, interest expense, interest income, other (income) expense, net, change in fair value of warrant liabilities, foreign currency transaction loss (gain), net, and income tax expense (benefit), all of which are each separately reported on the Consolidated Statements of Comprehensive Income (Loss).

The CODM also reviews the disaggregation of total operating expenses, of which significant segment expenses are related to personnel-related expenses, which includes sales commissions and share-based compensation expense. Other segment expenses included in total operating expenses primarily consist of fees for professional services principally comprising legal, audit, tax and accounting services, depreciation and amortization expenses, advertising and marketing related expenses, software, facilities-related costs, credit card and wire fees, and insurance. The following summarizes the components of operating expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Total operating expenses:
Personnel-related expenses	$131,134	$152,625	$146,748
Other segment expenses	118,936	133,405	127,872
Total operating expenses	$250,070	$286,030	$274,620

Net sales disaggregated by major product line were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net Sales
Delivery Systems	$125,400	$206,630	$206,235
Consumables	208,894	191,361	159,641
Total net sales	$334,294	$397,991	$365,876

Net sales by geographic region were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Americas	$216,993	$227,709	$243,243
Asia-Pacific	45,668	82,193	54,306
Europe, the Middle East and Africa	71,633	88,089	68,327
Total net sales	$334,294	$397,991	$365,876

No single customer accounted for 10% or more of consolidated net sales during the years ended December 31, 2024, 2023, and 2022.

No single customer accounted for 10% or more of the Company’s accounts receivable balance as December 31, 2024 and 2023.

Long-lived assets, which includes property and equipment, net and right-of-use assets, net, by geographic region were as follows for the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
U.S.	$13,285	$13,937
United Kingdom	2,066	4,174
Germany	1,595	2,312
China	1,406	3,398
Rest of World	1,216	2,525
Total long-lived assets	$19,568	$26,346

Note 17 — Syndeo Program

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

In July 2023 the Company developed Syndeo 3.0 and has noted a significant improvement in user experience and a substantial decline in initial return rates, primarily due to hardware and software enhancements that automate and force effective rinse cycles and manifold cleaning with an air blast procedure that reduce build-up and clogging as well as improvements in the connector to the handpiece to facilitate user cleaning. During the third quarter of 2023, the Company announced announced its Syndeo Enhancement Program (the “Syndeo Program”) to upgrade devices to Syndeo 3.0 build standards via field service.

To stand behind its commitment to its customers and protect the Company’s brand reputation, in October 2023, the Company’s management decided that, with respect to Syndeo devices, the Company would only market and sell Syndeo 3.0 devices. The Company provided, at no cost to the customer, the option of (i) a technician upgrade to their Syndeo 1.0 or 2.0 devices to 3.0 standards in the field; or (ii) a replacement Syndeo 3.0 device for their existing device. Additionally, the Company extended the customer’s warranty by one year for each system from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. The Company incurred costs of $45.6 million during the year ended December 31, 2023, associated with the costs to upgrade, replace, and remediate Syndeo 1.0 or 2.0 devices. As of December 31, 2024, the Syndeo Program is complete.

The following table summarizes the Syndeo Program charges and usage (in thousands):

Program liability as of December 31, 2022	$—
Charges	45,638
Usage	(24,629)
Program liability as of December 31, 2023	$21,009
Usage	(21,009)
Program liability as of December 31, 2024	$—

With respect to Syndeo devices, as a result of the decision to market and sell Syndeo 3.0 devices exclusively, the Company designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down of $19.6 million during the year ended December 31, 2023.

Syndeo Program charges and Syndeo inventory write-down were recognized in cost of sales for the year ended December 31, 2023.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the Company’s assessment, management identified a material weakness in our internal control over financial reporting, due to the Company’s lack of sufficient resources within inventory operations with an appropriate level of accounting knowledge, training, and experience which resulted in the ineffective design and operating effectiveness of controls over the accounting for inventory. As a result, the Company’s accounting department was not provided with complete and adequate support, documentation, and information to effectively analyze and record accounting matters timely and account for the financial statement effects of the areas impacted. This resulted in inadequate controls over 1) excess and obsolete inventory, and 2) inventory pricing and purchase arrangements. The material weakness did not result in any material misstatements to our consolidated financial statements as of December 31, 2024 or in previous periods.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Remediation Plan for Material Weakness

The Company, with oversight from our Audit Committee, has made progress on its remediation plan specific to the material weakness, with the completion of the following remediation activities as of December 31, 2024:

•The Company appointed new individuals in key roles including the Chief Supply Chain and Operations Officer and other operational leadership roles;
•Enhanced training and operational guidelines resulting in the successful completion of the Company’s annual physical inventory counts; and
•Designed and implemented controls with regards to excess and obsolete inventory and inventory pricing and purchase arrangements.

The Company has implemented the remediation steps detailed above; however, the Company is unable to conclude that these controls are operating effectively until the applicable controls operate for a sufficient period of time and are subject to testing to conclude that remediation has been achieved. The Company anticipates that remediation activities will be completed during fiscal year 2025.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Beauty Health Company and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 12, 2025, expressed an unqualified opinion on those financial statements.

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
The Company lacks sufficient resources within inventory operations, with an appropriate level of accounting knowledge, training and experience which resulted in the ineffective design and operating effectiveness of controls over the accounting for inventory. As a result, the accounting department was not provided with complete and adequate support, documentation, and information to effectively analyze and record accounting matters timely and account for the financial statement effects of the areas impacted. This resulted in inadequate controls over 1) excess and obsolete inventory and 2) inventory pricing and purchase arrangements.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2024, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2025

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as stated below, the information required by this Item will be included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after our fiscal year end December 31, 2024, in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), under the captions “Proposal 1: Election of Eight Directors”, “Directors and Nominees”, “Corporate Governance — Board Committees — Audit Committee,”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities by its directors, officers, and employees that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the applicable Nasdaq listing standards. A copy of the Company's Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2025 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table”, “2024 Director Compensation”, “Corporate Governance - Compensation Committee Interlocks and Insider Participation,”, “Compensation Committee Report”, and “CEO Pay Ratio Disclosure”, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2025 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2025 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance - Affirmative Determinations Regarding Director and Nominee Independence”, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2025 Proxy Statement under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm”, and is incorporated herein by reference.

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

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	June 11, 2024
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.2	June 11, 2024
3.4	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Amended and Restated Registration Rights Agreement dated as of May 4, 2021, by and among the Company, BLS Investor Group LLC and the stockholders of LCP Edge Intermediate, Inc.	8-K	001-39565	10.2	May 10, 2021
10.2	Investor Rights Agreement dated as of May 4, 2021, by and between the Company and LCP Edge Holdco, LLC	8-K	001-39565	10.3	May 10, 2021
10.3#	The Beauty Health Company 2021 Incentive Award Plan	8-K	001-39565	10.1	April 30, 2021
10.4#	The Beauty Health Company 2021 Employee Stock Purchase Plan	8-K	001-39565	10.2	April 30, 2021
10.5#	The Beauty Health Company Amended and Restated Executive Severance Plan	8-K	001-39565	10.2	April 8, 2024
10.6#	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021
10.7†	Separation and Transition Agreement, dated November 11, 2024, by and between Hydrafacial LLC and Daniel Watson	8-K/A	001-39565	10.1	November 12, 2024
19.1	Insider Trading Policy					X
21.1	Subsidiaries of The Beauty Health Company					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	The Beauty Health Company Amended and Restated Clawback Policy	10-K	001-39565	97.1	March 12, 2024

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	March 12, 2025	By:	/s/ Marla Beck
		Name:	Marla Beck
		Title:	Chief Executive Officer
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

Name	Title	Date

/s/ Marla Beck	Chief Executive Officer and Director	March 12, 2025
Marla Beck	(Principal Executive Officer)

/s/ Michael Monahan	Chief Financial Officer	March 12, 2025
Michael Monahan	(Principal Financial and Accounting Officer)

/s/ Brenton L. Saunders	Chairman	March 12, 2025
Brenton L. Saunders

/s/ Michael D. Capellas	Director	March 12, 2025
Michael D. Capellas

/s/ Stephen J. Fanning	Director	March 12, 2025
Stephen J. Fanning

/s/ Desiree Gruber	Director	March 12, 2025
Desiree Gruber

/s/ Michelle Kerrick	Director	March 12, 2025
Michelle Kerrick

/s/ Brian Miller	Director	March 12, 2025
Brian Miller

/s/ Doug Schillinger	Director	March 12, 2025
Doug Schillinger