Form 10-Q
period 2025-03-31
Beauty Health Co
filed 2025-05-08
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of May 6, 2025, there were 125,994,343 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$373,031	$370,063
Accounts receivable, net of allowances for estimated credit losses of $9,476 and $9,597 at March 31, 2025 and December 31, 2024, respectively	23,258	27,643
Inventories	65,632	69,113
Income tax receivable	274	818
Prepaid expenses and other current assets	7,178	9,487
Total current assets	469,373	477,124
Property and equipment, net	4,220	5,978
Right-of-use assets, net	12,479	13,590
Intangible assets, net	45,649	47,512
Goodwill	124,260	123,499
Deferred income tax assets, net	4,251	3,894
Other assets	13,588	14,086
TOTAL ASSETS	$673,820	$685,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,143	$21,941
Accrued payroll-related expenses	14,525	17,636
Lease liabilities, current	5,075	5,147
Income tax payable	3,314	3,426
Other accrued expenses	16,747	20,002
Total current liabilities	62,804	68,152
Lease liabilities, non-current	9,628	10,813
Deferred income tax liabilities, net	402	396
Warrant liabilities	139	488
Convertible senior notes, net	552,984	552,198
Other long-term liabilities	1,801	1,833
Total liabilities	627,758	633,880
Commitments (Note 6)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 125,246,286 and 124,924,185 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	13	12
Additional paid-in capital	569,935	566,709
Accumulated other comprehensive loss	(5,825)	(6,953)
Accumulated deficit	(518,061)	(507,965)
Total stockholders’ equity	46,062	51,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$673,820	$685,683
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$69,580	$81,403
Cost of sales	21,000	33,042
Gross profit	48,580	48,361
Operating expenses:
Selling and marketing	26,040	33,684
Research and development	998	2,807
General and administrative	33,565	28,861
Total operating expenses	60,603	65,352
Loss from operations	(12,023)	(16,991)
Interest expense	2,498	3,029
Interest income	(3,028)	(5,356)
Other income, net	(60)	(16,087)
Change in fair value of warrant liabilities	(349)	1,464
Foreign currency transaction (gain) loss, net	(1,880)	1,297
Loss before provision for income taxes	(9,204)	(1,338)
Income tax expense (benefit)	892	(659)
Net loss	(10,096)	(679)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	1,128	(1,047)
Comprehensive loss	$(8,968)	$(1,726)
Net loss per share
Basic	$(0.08)	$(0.01)
Diluted	$(0.08)	$(0.10)
Weighted average common stock outstanding
Basic	125,079,470	123,120,426
Diluted	125,079,470	144,477,208
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(679)	(679)
Issuance of common stock pursuant to equity compensation plan	843,950	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(289,533)	—	(1,005)	—	—	(1,005)
Share-based compensation	—	—	6,636	—	—	6,636
Foreign currency translation adjustment	—	—	—	(1,047)	—	(1,047)
BALANCE, March 31, 2024	123,453,419	$12	$546,912	$(4,083)	$(479,546)	$63,295

BALANCE, December 31, 2024	124,924,185	$12	$566,709	$(6,953)	$(507,965)	$51,803
Net loss	—	—	—	—	(10,096)	(10,096)
Issuance of common stock pursuant to equity compensation plan	483,396	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(161,295)	—	(250)	—	—	(250)
Share-based compensation	—	—	3,476	—	—	3,476
Foreign currency translation adjustment	—	—	—	1,128	—	1,128
BALANCE, March 31, 2025	125,246,286	$13	$569,935	$(5,825)	$(518,061)	$46,062

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,096)	$(679)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	3,476	6,636
Amortization of intangible assets	3,180	4,985
Depreciation of property and equipment	1,856	2,773
Amortization of other assets	1,128	890
Amortization of debt issuance costs	786	951
Inventory write-down	277	5,479
Provision for estimated credit losses	739	656
Change in fair value of warrant liabilities	(349)	1,464
Gain on repurchase of convertible senior notes, net	—	(16,087)
Deferred income taxes	(265)	(1,030)
Other, net	(663)	3,108
Changes in operating assets and liabilities:
Accounts receivable	3,989	5,879
Inventories	3,761	(11,081)
Prepaid expenses, other current assets, and income tax receivable	2,906	1,936
Accounts payable, accrued expenses, and income tax payable	(5,730)	(20,786)
Other, net	(1,999)	(1,948)
Net cash provided by (used for) operating activities	2,996	(16,854)
Cash flows from investing activities:
Cash paid for intangible assets	(1,100)	(1,458)
Cash paid for property and equipment	(45)	(344)
Net cash used for investing activities	(1,145)	(1,802)
Cash flows from financing activities:
Repurchase of convertible senior notes	—	(57,750)
Payment of tax withholdings on vested stock awards	(250)	(868)
Net cash used for financing activities	(250)	(58,618)
Net change in cash, cash equivalents, and restricted cash	1,601	(77,274)
Effect of foreign currency translation on cash	1,367	(1,117)
Cash, cash equivalents, and restricted cash beginning of period	370,063	523,025
Cash, cash equivalents, and restricted cash end of period	$373,031	$444,634

The accompanying notes are an integral part of these unaudited financial statements

THE BEAUTY HEALTH COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 — Description of Business

The Beauty Health Company (the “Company”) is a medtech meets beauty company that delivers skin health experiences that help consumers reinvent their relationship with their skin, bodies, and self-confidence. The Company and its subsidiaries design, develop, manufacture, market, and sell esthetic technologies and products. The Company’s brands are pioneers: Hydrafacial in hydradermabrasion; SkinStylus in nanoneedling and microneedling; and Keravive in scalp health. Together, with its powerful global community of estheticians, partners, and consumers, the Company is personalizing skin health for all ages, genders, skin tones, and skin types.

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Raw materials	$24,225	$26,019
Finished goods	41,407	43,094
Total inventories	$65,632	$69,113
Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Accrued compensation and payroll taxes	$7,873	$10,708
Accrued sales commissions	4,193	4,784
Accrued benefits	2,459	2,144
Total accrued payroll-related expenses	$14,525	$17,636

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Sales and VAT tax payables	$3,254	$5,244
Accrued interest	3,486	1,743
Royalty liabilities	1,443	1,897
Deferred revenue	590	2,375
Other	7,974	8,743
Total other accrued expenses	$16,747	$20,002

As of March 31, 2025 and December 31, 2024, total warranty reserve was approximately $3 million and $4 million, respectively, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets.

As of March 31, 2025 and December 31, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

The Company evaluated its global distribution strategy to align its go-to-market strategy with in-market partner capabilities and market opportunity. The Company expects to transition sales in the China market to a distributor partner during the second quarter of 2025, and as a result, the Company intends to discontinue its direct sales presence in China. As of March 31, 2025, the Company has accrued approximately $3 million of severance expense associated with these actions, which was included in accrued payroll-related expenses on the Condensed Consolidated Balance Sheets.

Note 3 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	March 31, 2025	December 31, 2024
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$12,096	$12,019
Machinery and equipment	2-5	6,601	7,076
Furniture and fixtures	2-7	6,136	6,096
Computers and equipment	3-5	5,511	5,496
Tooling	5	732	732
Autos and trucks	5	60	59
Total property and equipment		31,136	31,478
Less: accumulated depreciation and amortization		(26,916)	(25,500)
Property and equipment, net		$4,220	$5,978

Note 4 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2025 is as follows (in thousands):

December 31, 2024	$123,499
Foreign currency translation impact	761
March 31, 2025	$124,260

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of March 31, 2025 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(75,174)	$16,455	3 - 10
Capitalized software	23,939	(9,562)	14,377	3 - 5
Customer relationships	17,926	(14,585)	3,341	5 - 10
Trademarks	11,670	(6,392)	5,278	15
Non-compete agreement	5,839	(2,882)	2,957	3
Patents	4,081	(840)	3,241	3 - 19
Total intangible assets	$155,084	$(109,435)	$45,649

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(74,655)	$16,974	3 - 10
Capitalized software	22,983	(8,027)	14,956	3 - 5
Customer relationships	17,569	(13,696)	3,873	5 - 10
Trademarks	11,674	(6,189)	5,485	15
Non-compete agreement	5,814	(2,605)	3,209	3
Patents	3,781	(766)	3,015	3 - 19
Total intangible assets	$153,450	$(105,938)	$47,512

Note 5 — Long-Term Debt

Convertible Senior Notes
On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 1.25% Convertible Senior Notes due October 1, 2026 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Indenture”). Pursuant to the purchase agreement between the Company and the initial purchasers of the Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the Notes were first issued, up to an additional $100.0 million principal amount of Notes. The Notes issued on September 14, 2021 include the $100.0 million principal amount of Notes issued pursuant to the full exercise by the initial purchasers of such option.

During the three months ended March 31, 2024, the Company repurchased $75.0 million principal amount of the Notes for $57.8 million and recognized a net gain of $16.1 million, which is included in other income, net on the Condensed Consolidated Statements of Comprehensive Income (Loss). During the year ended December 31, 2024, the Company repurchased $192.3 million principal amount of the Notes for $156.1 million. During the three months ended March 31, 2025, there were no repurchases related to the Notes.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Notes due in 2026	$557,700	$557,700
Unamortized debt issuance costs	(4,716)	(5,502)
Net carrying value	$552,984	$552,198

As of March 31, 2025 and December 31, 2024, the estimated fair value of the Notes were approximately $478 million and $446 million, respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 31, 2025 and December 31, 2024, and are classified as Level 2 within the fair value hierarchy.

Note 6 — Commitments and Contingencies

For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses in excess of the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows. Except for the matters discussed below, we do not believe that any of our pending litigation, claims, and other proceedings are material to our business:

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

On October 8, 2024, Hydrafacial filed an appeal in the New York Court challenging the New York Court’s final judgment and summary judgment decision of Cartessa’s non-infringement regarding the fourth patent-in-suit. On November 13, 2024, Cartessa filed a cross-appeal challenging the New York Court’s final judgment and summary judgment decision of granting Hydrafacial’s motion for summary judgment of no invalidity regarding the fourth patent-in-suit. The appeal is in its early stages and the parties exchanged their opening briefs on March 12, 2025.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial has asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung has consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, the parties recently concluded the evidentiary hearing on April 9-15, 2025. The parties will file post-hearing briefs in May 2025 and will await the judge’s decision in July 2025. Hydrafacial continues to seek an exclusion order preventing importation or sale of Cartessa’s hydrodermabrasion systems within the United States.

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

Eunsung Global Corp (and Sinclair Pharma Ltd)

On September 30, 2024, Eunsung filed a Petition for inter partes review (“IPR”), IPR2024-01491, challenging the validity of Hydrafacial’s U.S. Patent No. 11,865, 287 (the “’287 Patent”). On November 25, 2024, Sinclair Pharma Ltd filed a similar IPR Petition, IPR2025-00145, challenging the same patent and relying on the same arguments. On January 10, 2025, Eunsung filed an IPR Petition, IPR2025-00445, challenging the validity of Hydrafacial’s U.S. Patent No. 9,550,052. On January 13, 2025, Eunsung filed an IPR Petition, IPR2025-00452, challenging the validity of Hydrafacial’s U.S. Patent No. 12,053,607. On January 14, 2025, Eunsung filed an IPR Petition, IPR2025-00453, challenging the validity of Hydrafacial’s U.S. Patent No. 11,446,477. On April 11, 2025, the U.S.P.T.O. Board denied institution of the first IPR challenging the ’287 Patent (IPR2024-01491). The rest of the IPR proceedings are in their early stages, with initial briefing due between April-May 2025, and Hydrafacial plans to vigorously defend its patents against each of these challenges.

Medicreations LLC

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Case”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. On July 26, 2024, Medicreations filed a motion to dismiss the complaint. On March 3, 2025, the court issued an order dismissing a few of Hydrafacial’s claims to specific remedies, but the majority of the case and claims will move forward. The Medicreations Case will now proceed to discovery and Hydrafacial plans to file a motion for preliminary injunction. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medicreations.

Sinclair Pharma US, Inc

On July 24, 2024, Hydrafacial filed a complaint against Sinclair Pharma US, Inc (“Sinclair”), and its distributor Viora, Inc (“Viora”), in the United States District Court for the Central District of California, Case No. 2:24-cv-06250 (the “Sinclair Case”), for patent infringement arising from Sinclair’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Sinclair Case was stayed pending the resolution of the ITC Sinclair Matter, discussed below. Now that the ITC Sinclair Matter has been terminated, the judge lifted the stay in the Sinclair Case and it will proceed to discovery. Hydrafacial will seek monetary damages and plans to vigorously pursue its claims against Sinclair and Viora.

On August 2, 2024, Hydrafacial filed a complaint against Sinclair, Aesthetic Management Partners, Inc. (“AMP”), their foreign manufacturer, EMA Aesthetics, Ltd. (“EMA Aesthetics”), and H.R. Meditech (“H.R. Meditech”) in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 10, 2024, and the investigation was assigned investigation number 337-TA-1416 (the “ITC Sinclair Matter”). In the ITC Sinclair Matter, Hydrafacial has asserted that Sinclair, AMP, EMA Aesthetics, and H.R. Meditech infringe Hydrafacial’s U.S. Patent Nos. 11,865,287 and 9,550,052, which relate to hydrodermabrasion systems. Hydrafacial is seeking an exclusion order preventing importation or sale of each of the respondents’ hydrodermabrasion systems within the United States. On February 19, 2025, the Administrative Law Judge issued an Initial Determination granting Hydrafacial’s motion to terminate the ITC Sinclair Matter, and as a result, the ITC Sinclair Matter is now terminated.

Aesthetic Management Partners Inc.

On July 8, 2024, Hydrafacial filed a complaint against AMP in the United States District Court for the Western District of Tennessee, Case No. 2:24-cv-02480-JPM-TMP (the “AMP Case”), for patent infringement arising from Aesthetic Management Partners’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The AMP Case was stayed due to the corresponding ITC Sinclair Matter. Now that the ITC Sinclair Matter has been terminated, Hydrafacial filed a motion to lift the stay in the AMP Case. After the judge lifts the stay, Hydrafacial plans to file a motion for preliminary injunction, will seek monetary damages, and plans to vigorously pursue its claims against AMP.

Medical Purchasing Resource, LLC

On June 4, 2024, Hydrafacial filed a complaint against Medical Purchasing Resource, LLC (“Medical Purchasing Resource”) in the United States District Court for the Central District of California, Case No. 2:24-cv-4655 (the “MPR Case”), for trademark infringement, false designation of origin, unfair competition, tortious interference, and other causes of action relating to Hydrafacial’s trademark rights. On April 3, 2025, the parties participated in a mediation and came to a tentative agreement to settle the case. In the mediation, the parties tentatively agreed that Medical Purchasing Resource will stop using Hydrafacial’s trademarks and any marks that are confusingly similar to those marks. Medical Purchasing Resource also tentatively agreed to stop the other activities identified by Hydrafacial in its complaint, including selling products to known Hydrafacial customers. Medical Purchasing Resource also tentatively agreed to take additional measures to ensure that customers are aware that Medical Purchasing Resource and its products have no relation or affiliation with Hydrafacial. Medical Purchasing Resource also tentatively agreed to pay Hydrafacial a total of $105,000 for past damages which will be paid to Hydrafacial in four quarterly payments of $26,250 upon execution of a definitive settlement agreement between the parties, and the parties agreed to file a consent judgment with the court and end the lawsuit. All deadlines in the MPR Case have been postponed while the parties finalize the settlement agreement.

Luvo Medical Technologies Inc

On August 16, 2024, Hydrafacial filed a complaint against Luvo Medical Technologies Inc (“Luvo”), Healthcare Markets, Inc (“Healthcare Markets”), and their foreign manufacturer Eunsung in the United States District Court of Utah, Case No. 2:24-cv-00587 (the “Luvo Case”), for patent infringement arising from Healthcare Markets’ sale of Luvo’s hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Luvo Case was stayed due to the corresponding ITC Luvo Matter, but pursuant to the ITC settlement agreement, the parties filed a consent judgment in the Luvo Case that terminated the case as to Luvo and Healthcare Markets. Hydrafacial plans to reopen the Luvo Case to seek monetary damages from Eunsung and plans to vigorously pursue its claims against Eunsung who was not a party to the ITC settlement agreement.

On August 7, 2024, Hydrafacial filed a complaint against Luvo, its distributor Healthcare Markets, Medical Purchasing Resource, eMIRAmed, and its manufacturer, MIRAmedtech, in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 16, 2024, and the investigation was assigned investigation number 337-TA-1417 (the “ITC Luvo Matter”). In the ITC Luvo Matter, Hydrafacial has asserted that Luvo, Healthcare Markets, Medical Purchasing Resource, and eMIRAmed USA, LLC (“eMIRAmed”) infringe Hydrafacial’s U.S. Patent No. 11,446,477, which is not asserted in the ITC Cartessa Matter or ITC Sinclair Matter, and relates to hydrodermabrasion systems. After a mediation between the parties, on March 17, 2025, Hydrafacial signed a settlement agreement with Luvo and Healthcare Markets. As a result, the ITC has terminated the investigation as to Luvo and Healthcare Markets, but Hydrafacial continues to pursue default judgment against the remaining respondents.

eMIRAmed USA, LLC

On August 26, 2024, Hydrafacial filed a complaint against eMIRAmed USA, LLC (“eMIRAmed”), and its manufacturer MIRAmedtech UG (“MIRAmedtech”), in the United States District Court for the Central District of California, Case No. 2:24-cv-01865 (the “eMIRAmed Case”), for patent infringement arising from eMIRAmed’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against eMIRAmed and MIRAmedtech. On January 22, 2025, Hydrafacial moved for default judgment against eMIRAmed and MIRAmedtech. On January 30, 2025, eMIRAmed filed notice of Chapter 7 bankruptcy. On March 21, 2025, the court granted default judgment against MIRAmedtech but denied default judgment against eMIRAmed due to its bankruptcy filing. As a result, the eMIRAmed Case has been closed.

Med Spa Essentials, LLC

On March 6, 2025, Hydrafacial filed a complaint against Med Spa Essentials, LLC (“MS Essentials”) in the United States District Court for the Central District of California, Case No. 2:25-cv-01994 (the “MS Essentials Case”), for trademark infringement, false designation of origin, unfair competition, tortious interference, and other causes of action relating to Hydrafacial’s trademark rights. The MS Essentials Case is still in its early stages and MS Essentials’ answer to the complaint is due in June 2025. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against MS Essentials.

Candela Corp.

On April 3, 2025, Hydrafacial filed a complaint against Candela Corp. (“Candela”), and its manufacturer Termosalud S.L. (“Termosalud”), in the United States District Court for the District of Delaware, Case No. 1:25-cv-00418-JLH (the “Candela Case”), for patent infringement arising from Candela’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Candela Case is in its early stages and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Candela and Termosalud.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, the Company filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and the Company filed its reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties can complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On April 16, 2025, the court so-ordered the parties’ stipulation. On May 5, 2025, the plaintiffs filed an amended complaint. The parties will submit a proposed briefing schedule on Defendants’ anticipated motion to dismiss on May 12, 2025.

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

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Consumer Class Action complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Consumer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the court’s Notice of Initial Pretrial Conference. On the same day, the court endorsed the joint submission and ordered Plaintiff to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025. Under the court’s so-ordered May 7 endorsement, Defendants’ response to the amended complaint is due June 23, 2025.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief is due June 3, 2025.

The Company believes that the claims asserted in the Consolidated Derivative Action have no merit and intends to vigorously defend them.

Securities and Exchange Commission (the “SEC”) Subpoena

The Division of Enforcement of the SEC has issued three subpoenas in connection with a formal order of investigation of the Company seeking documents and information from us. The Company is in the process of responding to the subpoenas and intends to fully cooperate with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time.

Note 7 — Related-Party Transactions
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

Note 8 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 125,246,286 and 124,924,185, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Share Repurchase Program

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. During the three months ended March 31, 2025, the Company did not repurchase any shares of its Class A Common Stock. As of March 31, 2025, the Company had a remaining authorization of $69.8 million under the program.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$285,638	$—	$—	$285,638
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$139	$139

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$284,462	$—	$—	$284,462
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$488	$488

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC, which will expire five years after the Business Combination. As of March 31, 2025 and December 31, 2024, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation.

Note 10 — Revenue

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

Net sales disaggregated by major product line were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net Sales
Delivery Systems	$20,218	$35,783
Consumables	49,362	45,620
Total net sales	$69,580	$81,403

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Americas	$46,257	$50,326
Asia-Pacific	8,336	11,972
Europe, the Middle East and Africa	14,987	19,105
Total net sales	$69,580	$81,403

Note 11 — Share-Based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Share-Based Compensation” in the Company’s 2024 Annual Report on Form 10-K. Under the Beauty Health Company 2021 Incentive Award Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash-based awards to eligible service providers.

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Cost of sales	$150	$(404)
Selling and marketing	217	2,424
Research and development	143	676
General and administrative	2,966	3,940
Total share-based compensation	$3,476	$6,636

As of March 31, 2025, total unrecognized compensation expense related to unvested share-based compensation totaled $36.2 million and is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock Units (“RSU”) and Performance-based Restricted Stock Units (“PSU”)

The following table summarizes the Company’s RSU and PSU activity:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2025	7,254,391	1,237,822	$4.56	$5.93
Granted	9,698,526	1,676,134	1.33	2.12
Vested	(483,396)	—	10.76	—
Forfeited	(656,513)	(68,339)	5.57	10.40
Outstanding - March 31, 2025	15,813,008	2,845,617	$2.34	$3.58

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2025	3,483,070	$13.64	5.29
Granted	—	—
Exercised	—	—
Forfeited	(71,500)	14.90
Expired	(266,250)	13.76
Outstanding - March 31, 2025	3,145,320	13.60	5.03
Vested and Exercisable - March 31, 2025	2,505,615	13.60	4.75
Options vested and expected to vest - March 31, 2025	3,145,320	$13.60	5.03

Note 12 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification (“ASC”) 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S. jurisdiction as required by ASC 740-270-30-36(a). For the three months ended March 31, 2025, the Company recorded U.S. federal, state, and foreign income tax expense of $0.9 million.

The AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company’s U.S. deferred tax assets, income in foreign jurisdictions that are taxed at varying rates, the tax effect of unrealized foreign exchange, and the tax impact of executive and share-based compensation expense.

For the three months ended March 31, 2024, the Company recorded income tax benefit of $0.7 million. The estimated worldwide AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company’s U.S. deferred tax assets, income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, and the impact of discrete items that may occur in any given year but are not consistent from year to year.

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

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.5 million and $1.2 million as of March 31, 2025 and December 31, 2024, respectively.

Note 13 — Net Loss Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2024
Net loss available to common stockholders - basic	$(10,096)	$(679)
Adjustments related to the Notes (1)	—	(13,072)
Net loss available to common stockholders - diluted	$(10,096)	$(13,751)

Weighted average common stock outstanding - basic	125,079,470	123,120,426
Effect of dilutive shares:
Notes	—	21,356,782
Weighted average common stock outstanding - diluted	125,079,470	144,477,208

Basic net loss per share:	$(0.08)	$(0.01)
Dilutive net loss per share:	$(0.08)	$(0.10)
(1) For the three months ended March 31, 2024, the adjustments related to the Notes include the net gain on repurchase offset by interest expense and amortization of debt issuance costs related to the Company’s Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Notes	17,559,686	—
RSUs	15,813,008	4,133,118
Stock Options	3,145,320	3,671,120
PSUs	2,845,617	1,179,487
For the three months ended March 31, 2025 and 2024, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per share of Class A Common Stock because their effect would be anti-dilutive.

Note 14 — Segment Information

The Company manages its business on the basis of one operating segment and one reportable segment. The chief operating decision maker (“CODM”), who is the Chief Executive Officer, assesses performance for the one operating segment and decides how to allocate resources based on consolidated net income (loss) and consolidated income (loss) from operations, which is also reported on the Condensed Consolidated Statements of Comprehensive Income (Loss).

Significant expenses within consolidated net (loss) income include cost of sales, total operating expenses, interest expense, interest income, other (income) expense, net, change in fair value of warrant liabilities, foreign currency transaction loss (gain), net, and income tax expense (benefit), all of which are each separately reported on the Condensed Consolidated Statements of Comprehensive Income (Loss).

The CODM also reviews the disaggregation of total operating expenses, of which significant segment expenses are related to personnel-related expenses, which includes sales commission and share-based compensation expense. Other segment expenses included in total operating expenses primarily consist of fees for professional services principally comprising legal, audit, tax and accounting services, depreciation and amortization expenses, advertising and marketing related expenses, software, facilities-related costs, credit card and wire fees, and insurance.

The following summarizes the components of operating expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Total operating expenses:
Personnel-related expenses	$28,819	$34,875
Other segment expenses	31,784	30,477
Total operating expenses	$60,603	$65,352

Note 15 — New Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its annual financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses” which expands interim and annual requirements to disclose about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, which was clarified in ASU 2025-01. The standard allows for early adoption of these requirements. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors of this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2025 (the “Annual Report on Form 10-K”).

Important factors, among others, that may affect actual results or outcomes include the inability to recognize the benefits of the business combination consummated on May 4, 2021 pursuant to a certain Agreement and Plan of Merger entered into by and among the Company and other parties (the “Business Combination”); costs related to the Business Combination; the Company’s availability of cash for debt service and exposure to risk of default under debt obligations; the Company’s ability to manage growth; the Company’s ability to execute its business plan; potential litigation involving the Company; changes in applicable laws or regulations; and the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Business and Macroeconomic Conditions

During the three months ended March 31, 2025, we continued to execute against our plan to expand our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, drive consumables, which consist of single-use tips, solutions, serums and other consumables used to provide a Hydrafacial treatment that cleanses, extracts, and hydrates the skin (collectively “Consumables”), invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions;
•The imposition of tariffs and/or trade restrictions may impact material costs and pricing;
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry; and
•Issues related to older models of Syndeo and our actions to remediate such issues.

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

China Market

The Company evaluated its global distribution strategy to align its go-to-market strategy with in-market partner capabilities and market opportunity. The Company expects to transition sales in the China market to a distributor partner during the second quarter of 2025, and as a result, the Company intends to discontinue its direct sales presence in China. During the three months ended March 31, 2025, the Company recognized approximately $3 million and $1 million, respectively, of severance and restructuring and other non-cash charges associated with these actions. The change in go-to-market strategy is expected to be accretive to the Company’s long-term profitability, as reductions in operating spend are partially offset by a reduction to revenue.

Comparison of Three Months Ended March 31, 2025 to Three Months Ended March 31, 2024

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended March 31, 2025 and March 31, 2024, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended March 31,
(in millions)	2025	% of Net Sales	2024	% of Net Sales
Net sales	$69.6	100.0%	$81.4	100.0%
Cost of sales	21.0	30.2	33.0	40.6
Gross profit	48.6	69.8	48.4	59.4
Operating expenses
Selling and marketing	26.0	37.4	33.7	41.4
Research and development	1.0	1.4	2.8	3.4
General and administrative	33.6	48.2	28.9	35.5
Total operating expenses	60.6	87.1	65.4	80.3
Loss from operations	(12.0)	(17.3)	(17.0)	(20.9)
Interest expense	2.5	3.6	3.0	3.7
Interest income	(3.0)	(4.4)	(5.4)	(6.6)
Other income, net	(0.1)	(0.1)	(16.1)	(19.8)
Change in fair value of warrant liabilities	(0.3)	(0.5)	1.5	1.8
Foreign currency transaction (gain) loss, net	(1.9)	(2.7)	1.3	1.6
Loss before provision for income taxes	(9.2)	(13.2)	(1.3)	(1.6)
Income tax expense (benefit)	0.9	1.3	(0.7)	(0.8)
Net loss	$(10.1)	(14.5)%	$(0.7)	(0.8)%
Net Sales

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Amount	%
Net sales
Delivery Systems	$20.2	$35.8	$(15.6)	(43.5)%
Consumables	49.4	45.6	3.7	8.2%
Total net sales	$69.6	$81.4	$(11.8)	(14.5)%

	Three Months Ended March 31,
Percentage of net sales	2025	2024
Delivery Systems	29.1%	44.0%
Consumables	70.9%	56.0%
Total	100.0%	100.0%

Total net sales for the three months ended March 31, 2025 decreased $11.8 million, or 14.5%, compared to the three months ended March 31, 2024. Delivery Systems net sales for the three months ended March 31, 2025 decreased $15.6 million, or 43.5%, compared to the three months ended March 31, 2024, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.

Consumables net sales for the three months ended March 31, 2025 increased $3.7 million, or 8.2%, compared to the three months ended March 31, 2024. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the three months ended March 31, 2025.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Amount	%
Cost of sales	$21.0	$33.0	$(12.0)	(36.4)%
Gross profit	$48.6	$48.4	$0.2	0.5%
Gross margin	69.8%	59.4%

Cost of sales for the three months ended March 31, 2025 decreased $12.0 million, compared to the three months ended March 31, 2024 primarily due to lower net sales and inventory related charges. Gross margin increased to 69.8% for the three months ended March 31, 2025 from 59.4% for the three months ended March 31, 2024 primarily due to lower inventory related charges and favorable mix shift towards consumable net sales, partially offset by lower average selling price of equipment net sales.
Operating Expenses

Selling and Marketing

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Amount	%
Selling and marketing	$26.0	$33.7	$(7.6)	(22.7)%
As a percentage of net sales	37.4%	41.4%
Selling and marketing expense for the three months ended March 31, 2025 decreased $7.6 million, or 22.7%, compared to the three months ended March 31, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense and lower sales commission expense and marketing spend.
Research and Development

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Amount	%
Research and development	$1.0	$2.8	$(1.8)	(64.4)%
As a percentage of net sales	1.4%	3.4%

Research and development expense for the three months ended March 31, 2025 decreased $1.8 million, or 64.4%, compared to the three months ended March 31, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense.
General and Administrative

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Amount	%
General and administrative	$33.6	$28.9	$4.7	16.3%
As a percentage of net sales	48.2%	35.5%

General and administrative expense for the three months ended March 31, 2025 increased $4.7 million, or 16.3%, compared to the three months ended March 31, 2024. The increase is primarily driven by higher legal fees and severance and restructuring expense, partially offset by lower personnel-related expenses, including share-based compensation expense and bad debt recoveries.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Three Months Ended March 31,		Change
(in millions)	2025	2024	Amount	%
Interest income	$(3.0)	$(5.4)	$2.3	(43.5)%
Change in fair value of warrant liabilities	$(0.3)	$1.5	$(1.8)	N/M
Other income, net	$(0.1)	$(16.1)	$16.0	N/M
N/M - Not meaningful

Interest income for the three months ended March 31, 2025 decreased $2.3 million, compared to the three months ended March 31, 2024, primarily due to lower average invested balances during the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company recognized expense of $0.3 million related to the change in the fair value of the warrant liabilities as compared to income of $1.5 million for the three months ended March 31, 2024, driven primarily by the fluctuation of the price of the Company’s Class A common stock (the “Class A Common Stock”).

Other income, net for the three months ended March 31, 2024 included $16.1 million net gain related to the repurchase of the 1.25% Convertible Senior Notes due October 1, 2026 (the “Notes”).

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes, and (iv) net proceeds received from the exercise of public and private placement warrants. As of March 31, 2025, we had cash, cash equivalents, and restricted cash of $373.0 million.

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

During the three months ended March 31, 2024, the Company repurchased $75.0 million principal amount of the Notes for $57.8 million. During the year ended December 31, 2024, the Company repurchased $192.3 million principal amount of the Notes for $156.1 million. During the three months ended March 31, 2025, there were no repurchases related to the Notes.

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

If economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, our revenues could be adversely affected. Macroeconomic challenges and credit conditions have negatively impacted our revenues in 2025. We are continuing to monitor these and other risks that may affect our business so that we can respond appropriately. Negative trends in our financial performance or financial condition may result in a sustained decline in our stock price, which may result in a triggering event necessitating an interim goodwill impairment assessment and potential goodwill impairment.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Cash, cash equivalents, and restricted cash at beginning of period	$370.1	$523.0
Operating activities:
Net loss	(10.1)	(0.7)
Non-cash adjustments	10.2	9.8
Changes in working capital	2.9	(26.0)
Net cash provided by (used for) operating activities	3.0	(16.9)
Net cash used for investing activities	(1.1)	(1.8)
Net cash used for financing activities	(0.3)	(58.6)
Net change in cash, cash equivalents, and restricted cash	1.6	(77.3)
Effect of foreign currency translation	1.4	(1.1)
Cash, cash equivalents, and restricted cash at end of period	$373.0	$444.6

Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2025 was $3.0 million, as compared to net cash used for operating activities of $16.9 million for the three months ended March 31, 2024. The change in cash provided by operating activities was primarily related to lower working capital usage and changes in net loss and non-cash adjustments. The prior year net loss and non-cash adjustments include the gain on the repurchase of the Company’s Notes and the prior year changes in working capital includes the impact of the Syndeo Program.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2025 was $1.1 million, as compared to $1.8 million for the three months ended March 31, 2024. The change in cash used for investing activities was due to lower capital expenditures during the three months ended March 31, 2025.

Financing Activities

Net cash used for financing activities for the three months ended March 31, 2025 was $0.3 million, as compared to $58.6 million for the three months ended March 31, 2024. The change in cash used for financing activities was primarily related to prior year’s repurchase of $75.0 million principal amount of the Company’s Notes at a weighted average price equal to 77% for $57.8 million.

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

There have been no changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

See Part I, Item 1 "Financial Statements—Note 15 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operations result primarily from changes in interest rates, foreign currency, and inflation risk. There were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting related to the Company’s inventory process as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s disclosure controls and procedures were not effective as of March 31, 2025.

Remediation Plan for Material Weakness

The Company, with oversight from our Audit Committee, has made progress on its remediation plan specific to the material weakness, with the completion of the following remediation activities as of March 31, 2025:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

For a description of our material pending legal proceedings, see Note 6, Commitments and Contingencies, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended March 31, 2025, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	June 11, 2024
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.2	June 11, 2024
3.4	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 12, 2025
10.1 † #	Offer Letter with Ronald Menezes, dated October 9, 2024	8-K	001-39565	10.1	February 28, 2025
10.2 † #	Offer Letter with Sheri Lewis, dated March 25, 2024	8-K	001-39565	10.2	February 28, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
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

THE BEAUTY HEALTH COMPANY

Date:	May 8, 2025	By:	/s/ Marla Beck
		Name:	Marla Beck
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2025	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)