Form 10-Q
period 2025-06-30
Beauty Health Co
filed 2025-08-07
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 5, 2025, there were 126,825,397 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$212,000	$370,063
Accounts receivable, net of allowances for estimated credit losses of $8,014 and $9,597 at June 30, 2025 and December 31, 2024, respectively	25,046	27,643
Inventories	59,187	69,113
Income tax receivable	2,080	818
Prepaid expenses and other current assets	7,794	9,487
Total current assets	306,107	477,124
Property and equipment, net	3,704	5,978
Right-of-use assets, net	11,535	13,590
Intangible assets, net	43,489	47,512
Goodwill	126,273	123,499
Deferred income tax assets, net	3,157	3,894
Other assets	13,300	14,086
TOTAL ASSETS	$507,565	$685,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,976	$21,941
Accrued payroll-related expenses	14,981	17,636
Lease liabilities, current	5,165	5,147
Income tax payable	2,676	3,426
Other accrued expenses	13,643	20,002
Total current liabilities	59,441	68,152
Lease liabilities, non-current	8,470	10,813
Deferred income tax liabilities, net	217	396
Warrant liabilities	349	488
Convertible senior notes, net	363,096	552,198
Other long-term liabilities	1,989	1,833
Total liabilities	433,562	633,880
Commitments (Note 6)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 126,764,562 and 124,924,185 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	13	12
Additional paid-in capital	574,535	566,709
Accumulated other comprehensive loss	(2,196)	(6,953)
Accumulated deficit	(498,349)	(507,965)
Total stockholders’ equity	74,003	51,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$507,565	$685,683
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$78,187	$90,594	$147,767	$171,997
Cost of sales	29,075	49,654	50,075	82,696
Gross profit	49,112	40,940	97,692	89,301
Operating expenses:
Selling and marketing	23,109	30,482	49,149	64,166
Research and development	1,251	1,159	2,249	3,966
General and administrative	27,452	31,410	61,017	60,271
Total operating expenses	51,812	63,051	112,415	128,403
Loss from operations	(2,700)	(22,111)	(14,723)	(39,102)
Interest expense	4,144	2,452	6,642	5,481
Interest income	(3,158)	(4,194)	(6,186)	(9,550)
Other income, net	(18,146)	(17,319)	(18,206)	(33,406)
Change in fair value of warrant liabilities	210	(4,043)	(139)	(2,579)
Foreign currency transaction (gain) loss, net	(4,469)	1,144	(6,349)	2,441
Income (loss) before provision for income taxes	18,719	(151)	9,515	(1,489)
Income tax benefit	(993)	(353)	(101)	(1,012)
Net income (loss)	19,712	202	9,616	(477)
Comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,629	(816)	4,757	(1,863)
Comprehensive income (loss)	$23,341	$(614)	$14,373	$(2,340)
Net income (loss) per share
Basic	$0.16	$0.00	$0.08	$0.00
Diluted	$0.03	$(0.10)	$(0.02)	$(0.20)
Weighted average common stock outstanding
Basic	126,072,603	123,718,797	125,578,780	123,417,353
Diluted	140,294,291	141,927,750	140,589,807	143,200,221
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(679)	(679)
Issuance of common stock pursuant to equity compensation plan	843,950	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(289,533)	—	(1,005)	—	—	(1,005)
Share-based compensation	—	—	6,636	—	—	6,636
Foreign currency translation adjustments	—	—	—	(1,047)	—	(1,047)
BALANCE, March 31, 2024	123,453,419	$12	$546,912	$(4,083)	$(479,546)	$63,295
Net income	—	—	—	—	202	202
Issuance of common stock pursuant to equity compensation plan	454,362	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(104,120)	—	(368)	—	—	(368)
Issuance of common stock relating to employee stock purchase plan	190,124	—	378	—	—	378
Share-based compensation	—	—	6,498	—	—	6,498
Foreign currency translation adjustments	—	—	—	(816)	—	(816)
BALANCE, June 30, 2024	123,993,785	$12	$553,420	$(4,899)	$(479,344)	$69,189

BALANCE, December 31, 2024	124,924,185	$12	$566,709	$(6,953)	$(507,965)	$51,803
Net loss	—	—	—	—	(10,096)	(10,096)
Issuance of common stock pursuant to equity compensation plan	483,396	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(161,295)	—	(250)	—	—	(250)
Share-based compensation	—	—	3,476	—	—	3,476
Foreign currency translation adjustments	—	—	—	1,128	—	1,128
BALANCE, March 31, 2025	125,246,286	$13	$569,935	$(5,825)	$(518,061)	$46,062
Net income	—	—	—	—	19,712	19,712
Issuance of common stock pursuant to equity compensation plan	2,091,026	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(572,750)	—	(708)	—	—	(708)
Share-based compensation	—	—	5,308	—	—	5,308
Foreign currency translation adjustments	—	—	—	3,629	—	3,629
BALANCE, June 30, 2025	126,764,562	$13	$574,535	$(2,196)	$(498,349)	$74,003

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$9,616	$(477)
Adjustments to reconcile net income (loss) to net cash from operating activities
Share-based compensation	8,784	13,134
Amortization of intangible assets	6,801	10,255
Depreciation of property and equipment	2,567	5,431
Amortization of other assets	2,197	1,879
Amortization of debt issuance costs	1,640	1,746
Inventory write-down	2,478	19,304
Provision for estimated credit losses	1,577	2,037
Change in fair value of warrant liabilities	(139)	(2,579)
Gain on exchange and repurchases of convertible senior notes, net	(18,089)	(33,411)
Deferred income taxes	818	(2,144)
Other, net	(3,998)	7,515
Changes in operating assets and liabilities:
Accounts receivable	2,281	10,499
Inventories	9,089	(6,572)
Prepaid expenses, other current assets, and income tax receivable	568	6,264
Accounts payable, accrued expenses, and income tax payable	(9,721)	(38,686)
Other, net	(3,827)	(4,848)
Net cash provided by (used for) operating activities	12,642	(10,653)
Cash flows from investing activities:
Cash paid for intangible assets	(2,560)	(3,162)
Cash paid for property and equipment	(137)	(678)
Net cash used for investing activities	(2,697)	(3,840)
Cash flows from financing activities:
Repurchase of 2026 Notes in connection with exchange	(392,583)	—
Issuance of 2028 Notes in connection with exchange, net	238,302	—
Repurchase of 2026 Notes	(18,372)	(156,082)
Payment of tax withholdings on vested stock awards	(958)	(1,285)
Net cash used for financing activities	(173,611)	(157,367)
Net change in cash, cash equivalents, and restricted cash	(163,666)	(171,860)
Effect of foreign currency translation on cash	5,603	(1,621)
Cash, cash equivalents, and restricted cash beginning of period	370,063	523,025
Cash, cash equivalents, and restricted cash end of period	$212,000	$349,544

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

Note 2 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Raw materials	$22,958	$26,019
Finished goods	36,229	43,094
Total inventories	$59,187	$69,113

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Accrued compensation and payroll taxes	$9,542	$10,708
Accrued sales commissions	3,349	4,784
Accrued benefits	2,090	2,144
Total accrued payroll-related expenses	$14,981	$17,636

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Sales and VAT tax payables	$3,322	$5,244
Accrued interest	2,321	1,743
Royalty liabilities	1,517	1,897
Deferred revenue	172	2,375
Other	6,311	8,743
Total other accrued expenses	$13,643	$20,002

As of June 30, 2025 and December 31, 2024, total warranty reserve was approximately $2 million and $4 million, respectively, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets.

As of June 30, 2025 and December 31, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

Note 3 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	June 30, 2025	December 31, 2024
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$12,249	$12,019
Machinery and equipment	2-5	5,377	7,076
Furniture and fixtures	2-7	6,284	6,096
Computers and equipment	3-5	5,615	5,496
Tooling	5	732	732
Autos and trucks	5	61	59
Total property and equipment		30,318	31,478
Less: accumulated depreciation and amortization		(26,614)	(25,500)
Property and equipment, net		$3,704	$5,978

Note 4 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2025 is as follows (in thousands):

December 31, 2024	$123,499
Foreign currency translation impact	2,774
June 30, 2025	$126,273

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of June 30, 2025 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(76,584)	$15,045	3 - 10
Capitalized software	24,942	(10,626)	14,316	3 - 5
Customer relationships	18,923	(16,023)	2,900	5 - 10
Trademarks	11,684	(6,600)	5,084	15
Non-compete agreement	5,899	(3,196)	2,703	3
Patents	4,345	(904)	3,441	3 - 19
Total intangible assets	$157,422	$(113,933)	$43,489

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(74,655)	$16,974	3 - 10
Capitalized software	22,983	(8,027)	14,956	3 - 5
Customer relationships	17,569	(13,696)	3,873	5 - 10
Trademarks	11,674	(6,189)	5,485	15
Non-compete agreement	5,814	(2,605)	3,209	3
Patents	3,781	(766)	3,015	3 - 19
Total intangible assets	$153,450	$(105,938)	$47,512

Note 5 — Long-Term Debt

Convertible Senior Notes - 2026
On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 1.25% Convertible Senior Notes due October 1, 2026 (the “2026 Notes”). The 2026 Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the 2026 Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the 2026 Notes were first issued, up to an additional $100.0 million principal amount of 2026 Notes. The 2026 Notes issued on September 14, 2021 include the $100.0 million principal amount of 2026 Notes issued pursuant to the full exercise by the initial purchasers of such option.

During the three months ended March 31, 2024, the Company repurchased $75.0 million principal amount of its 2026 Notes at a weighted-average price equal to 77% for $57.8 million and recognized a net gain of $16.1 million, which includes $1.2 million of unamortized debt issuance costs. Additionally, during the three months ended June 30, 2024, the Company repurchased $117.3 million principal amount of its 2026 Notes at a weighted-average price equal to 84% for $98.3 million and recognized a net gain of $17.3 million, which includes $1.6 million of unamortized debt issuance costs. The total amount paid and net gain recognized to repurchase $192.3 million principal amount during the six months ended June 30, 2024 was $156.1 million and $33.4 million, respectively.

During the three and six months ended June 30, 2025, the Company repurchased an additional $20.0 million principal amount of its 2026 Notes at a weighted-average price equal to 92% for $18.4 million and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs.

Convertible Senior Secured Notes - 2028
On May 21, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of the 2026 Notes (the “Existing Notes”). Pursuant to the Exchange Agreements, the Company exchanged and repurchased approximately $413.2 million aggregate principal amount of the Existing Notes. Of the $413.2 million aggregate principal amount of the Existing Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”, and together with the 2026 Notes, the “Notes”), and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million. The exchange and repurchase resulted in a net gain of $16.6 million, which includes $3.1 million of unamortized debt issuance costs and $0.9 million of other related fees.

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders. The 2028 Notes were issued pursuant to, and are governed by, an indenture (the “2028 Indenture”), dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

The 2028 Notes are the Company’s senior, secured obligations and are guaranteed by certain of the Company’s subsidiaries (including the Company’s material domestic, wholly-owned subsidiaries) and are secured on a first-priority basis by substantially all assets of the Company and such guarantors, subject to certain exceptions. The 2028 Notes will accrue interest at a rate of 7.95% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2025. The 2028 Notes will mature on November 15, 2028 (the “Maturity Date”), unless earlier repurchased, redeemed or converted. Subject to certain restrictions, noteholders may convert their 2028 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the Maturity Date. The initial conversion rate is 349.6503 shares of Class A Common Stock per $1,000 principal amount of 2028 Notes, which represents an initial conversion price of approximately $2.86 per share of Class A Common Stock. The conversion rate and conversion price is subject to adjustment upon the occurrence of certain events. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A Common Stock or a combination of cash and shares of its Class A Common Stock, at the Company’s election. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2028 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2028 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after September 1, 2028, and on or before the 40th scheduled trading day immediately before the Maturity Date, but only if certain liquidity conditions are satisfied. The redemption price will be a cash amount equal to the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the calling of any 2028 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that 2028 Note, in which case the conversion rate applicable to the conversion of that 2028 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2028 Indenture) occur, then, subject to a limited exception, noteholders may require the Company to repurchase their 2028 Notes at a cash repurchase price equal to the principal amount of the 2028 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A Common Stock.

The 2028 Indenture also contains a number of restrictive covenants and limitations, including restrictions on the Company’s ability to incur certain indebtedness and other limitations on liens, investments and restricted payments, as further described in the 2028 Indenture.

The Company incurred $10.8 million of debt issuance costs related to the exchange and repurchase of the Existing Notes, which was recorded as a reduction to convertible senior notes, net on the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized over the term of the 2028 Notes using the effective interest method. Additionally, the Company incurred $0.9 million of other fees related to the exchange and repurchase of the Existing Notes.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
2026 Notes	$124,485	$557,700
2028 Notes	250,000	—
Unamortized debt issuance costs	(11,389)	(5,502)
Convertible senior notes, net	$363,096	$552,198

As of June 30, 2025 and December 31, 2024, the estimated fair value of the Notes were $392.3 million (compared to a carrying amount of $374.5 million) and $446.2 million (compared to a carrying amount of $557.7 million), respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 30, 2025 and December 31, 2024, and are classified as Level 2 within the fair value hierarchy.

The net gain recognized related to the exchange and repurchases is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 6 — Commitments and Contingencies

The Company is a party to various lawsuits, claims, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to commercial disputes, product liability, and employment related matters. In addition, the Company may bring claims or initiate lawsuits from time to time against various third parties with respect to matters arising out of the ordinary course of the Company’s business, including but not limited to commercial and intellectual property related matters.

With respect to all such lawsuits, claims, and proceedings, if the Company determines a loss is probable and its amount can be reasonably estimated, the Company accrues an amount equal to the estimated loss. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. In all instances, management has assessed the matter based on current information and made a judgment concerning its potential outcome, giving due consideration to the nature of the claim, the amount and nature of damages sought and the probability of success, and taking into account, among other things, negotiations with claimants, discovery, settlements and payments, judicial rulings, arbitration and mediation decisions, advice of internal and external legal counsel, and other information and events pertaining to a particular matter. Costs incurred for litigation are expensed as incurred.

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

Except as otherwise disclosed below, we believe that none of our pending lawsuits, claims, and other proceedings are expected to have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current President and Chief Executive Officer, Andrew Stanleick, its former Chief Financial Officer, Liyuan Woo, and its current Chief Financial Officer, Michael Monahan (the “Defendants”). The complaint, styled Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Health Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (First Claim), and violation of Section 20(a) of the Exchange Act against the individual defendants (Second Claim). The complaint alleges that, between May 10, 2022 and November 13, 2023, defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint includes a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, the Company filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and the Company filed its reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties can complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On April 16, 2025, the court so-ordered the parties’ stipulation. On May 5, 2025, the plaintiffs filed an amended complaint. On July 11, 2025, Defendants filed a motion to dismiss the amended complaint in its entirety. A hearing is scheduled on Defendants’ motion for September 17, 2025.

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

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Consumer Class Action complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Consumer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the court’s Notice of Initial Pretrial Conference. On the same day, the court endorsed the joint submission and ordered Plaintiff to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025. On June 2, 2025, Plaintiff and fifteen other alleged purchasers of the Syndeo machines filed an amended complaint asserting: (1) violations of N.Y. G.B.L., § 349 (Count IV), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (Count V), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (Count I); (4) breach of express and implied contract and class-wide rescission (Count II); and (5) breach of express warranty (Count III). The relief sought in the amended complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. On June 23, 2025, Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Jennifer Skuratov d/b/a Spa Thirsty in full; (iv) dismiss all claims against the Company in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. The initial pretrial conference originally scheduled for July 18, 2025 has been adjourned to August 15, 2025.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. Oral argument before the Delaware Court of Chancery on the Motion to Dismiss is scheduled for October 8, 2025.

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

Note 8 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 126,764,562 and 124,924,185, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$88,531	$—	$—	$88,531
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$349	$349

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$284,462	$—	$—	$284,462
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$488	$488

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC, which will expire five years after the Business Combination. As of June 30, 2025 and December 31, 2024, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation.

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

Net sales disaggregated by major product line were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net Sales
Delivery Systems	$22,357	$35,209	$42,575	$70,992
Consumables	55,830	55,385	105,192	101,005
Total net sales	$78,187	$90,594	$147,767	$171,997

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Americas	$52,048	$57,731	$98,305	$108,057
Europe, the Middle East and Africa	18,422	19,228	33,409	38,333
Asia-Pacific	7,717	13,635	16,053	25,607
Total net sales	$78,187	$90,594	$147,767	$171,997

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

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$124	$130	$274	$(274)
Selling and marketing	1,127	2,204	1,344	4,628
Research and development	149	(628)	292	48
General and administrative	3,908	4,792	6,874	8,732
Total share-based compensation	$5,308	$6,498	$8,784	$13,134

As of June 30, 2025, total unrecognized compensation expense related to unvested share-based compensation totaled $30.9 million and is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Units (“RSU”) and Performance-based Restricted Stock Units (“PSU”)

The following table summarizes the Company’s RSU and PSU activity:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2025	7,254,391	1,237,822	$4.56	$5.93
Granted	10,247,990	1,676,134	1.33	2.12
Vested	(2,574,422)	—	5.02	—
Forfeited	(957,822)	(68,339)	4.68	10.40
Outstanding - June 30, 2025	13,970,137	2,845,617	$2.10	$3.58

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2025	3,483,070	$13.64	5.29
Granted	—	—
Exercised	—	—
Forfeited	(71,500)	14.90
Expired	(480,750)	14.27
Outstanding - June 30, 2025	2,930,820	13.50	5.12
Vested and Exercisable - June 30, 2025	2,915,490	13.43	5.11
Options vested and expected to vest - June 30, 2025	2,930,820	$13.50	5.12

Note 12 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification (“ASC”) 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S. jurisdiction as required by ASC 740-270-30-36(a). For the three and six months ended June 30, 2025, the Company recorded income tax benefit of $1.0 million and $0.1 million, respectively.

The AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's U.S. deferred tax assets, income in foreign jurisdictions that are taxed at varying rates, and the tax impact of executive and share-based compensation expense.

For the three and six months ended June 30, 2024, the Company recorded income tax benefit of $0.4 million and $1.0 million, respectively. The estimated worldwide AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's U.S. deferred tax assets, income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, and the impact of discrete items that may occur in any given year but are not consistent from year to year.

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

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.5 million and $1.2 million as of June 30, 2025 and December 31, 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements.

Note 13 — Net Income (Loss) Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net income (loss) per share as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net income (loss) available to common stockholders - basic	$19,712	$202	$9,616	$(477)
Adjustments related to the 2026 Notes (1)	(15,546)	(14,651)	(13,017)	(27,722)
Net income (loss) available to common stockholders - diluted	$4,166	$(14,449)	$(3,401)	$(28,199)

Weighted average common stock outstanding - basic	126,072,603	123,718,797	125,578,780	123,417,353
Effect of dilutive shares:
2026 Notes	12,490,375	18,208,953	15,011,027	19,782,868
RSUs	1,731,313	—	—	—
Weighted average common stock outstanding - diluted	140,294,291	141,927,750	140,589,807	143,200,221

Basic net income per share:	$0.16	$0.00	$0.08	$0.00
Dilutive net income (loss) per share:	$0.03	$(0.10)	$(0.02)	$(0.20)
(1) For the three and six months ended June 30, 2025 and June 30, 2024, the adjustments related to the 2026 Notes include the net gain related to the exchange and repurchases offset by interest expense and amortization of debt issuance costs related to the 2026 Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
2028 Notes	87,412,575	—	87,412,575	—
RSUs	3,031,211	7,050,916	13,970,137	7,050,916
Stock Options	2,930,820	3,617,970	2,930,820	3,617,970
PSUs	2,845,617	2,302,162	2,845,617	2,302,162
For the three and six months ended June 30, 2025 and 2024, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net income (loss) per share of Class A Common Stock because their effect would be anti-dilutive.

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

The following summarizes the components of operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Total operating expenses:
Personnel-related expenses	$27,439	$33,430	$56,258	$68,305
Other segment expenses	24,373	29,621	56,157	60,098
Total operating expenses	$51,812	$63,051	$112,415	$128,403

Note 15 — New Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual periods beginning January 1, 2025, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its annual consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses” which expands interim and annual requirements to disclose about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, which was clarified in ASU 2025-01. The standard allows for early adoption of these requirements. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. ASU 2024-04 is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended June 30, 2025 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

Business and Macroeconomic Conditions

During the three and six months ended June 30, 2025, we continued to execute against our plan to expand our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, drive consumables, which consist of single-use tips, solutions, serums and other consumables used to provide a Hydrafacial treatment that cleanses, extracts, and hydrates the skin (collectively “Consumables”), invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
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

China Market

The Company evaluated its global distribution strategy to align its go-to-market strategy with in-market partner capabilities and market opportunity. During the second quarter of 2025, the Company transitioned sales in the China market to a distributor partner, and as a result, the Company has discontinued direct sales to customers in China.

Comparison of Three Months Ended June 30, 2025 to Three Months Ended June 30, 2024

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended June 30, 2025 and June 30, 2024, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended June 30,
(in millions)	2025	% of Net Sales	2024	% of Net Sales
Net sales	$78.2	100.0%	$90.6	100.0%
Cost of sales	29.1	37.2	49.7	54.8
Gross profit	49.1	62.8	40.9	45.2
Operating expenses
Selling and marketing	23.1	29.6	30.5	33.6
Research and development	1.3	1.6	1.2	1.3
General and administrative	27.5	35.1	31.4	34.7
Total operating expenses	51.8	66.3	63.1	69.6
Loss from operations	(2.7)	(3.5)	(22.1)	(24.4)
Interest expense	4.1	5.3	2.5	2.7
Interest income	(3.2)	(4.0)	(4.2)	(4.6)
Other income, net	(18.1)	(23.2)	(17.3)	(19.1)
Change in fair value of warrant liabilities	0.2	0.3	(4.0)	(4.5)
Foreign currency transaction (gain) loss, net	(4.5)	(5.7)	1.1	1.3
Income (loss) before provision for income taxes	18.7	23.9	(0.2)	(0.2)
Income tax benefit	(1.0)	(1.3)	(0.4)	(0.4)
Net income	$19.7	25.2%	$0.2	0.2%
Net Sales

	Three Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Net sales
Delivery Systems	$22.4	$35.2	$(12.9)	(36.5)%
Consumables	55.8	55.4	0.4	0.8%
Total net sales	$78.2	$90.6	$(12.4)	(13.7)%

	Three Months Ended June 30,
Percentage of net sales	2025	2024
Delivery Systems	28.6%	38.9%
Consumables	71.4%	61.1%
Total	100.0%	100.0%

Total net sales for the three months ended June 30, 2025 decreased $12.4 million, or 13.7%, compared to the three months ended June 30, 2024. Delivery Systems net sales for the three months ended June 30, 2025 decreased $12.9 million, or 36.5%, compared to the three months ended June 30, 2024, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.

Consumables net sales for the three months ended June 30, 2025 increased $0.4 million, or 0.8%, compared to the three months ended June 30, 2024. The slight increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the three months ended June 30, 2025.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Cost of sales	$29.1	$49.7	$(20.6)	(41.4)%
Gross profit	$49.1	$40.9	$8.2	20.0%
Gross margin	62.8%	45.2%

Cost of sales for the three months ended June 30, 2025 decreased $20.6 million, compared to the three months ended June 30, 2024 primarily due to lower net sales and inventory related charges. Cost of sales for the three months ended June 30, 2024 include $13.8 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials. Gross margin increased to 62.8% for the three months ended June 30, 2025 from 45.2% for the three months ended June 30, 2024 primarily due to lower inventory related charges and favorable mix shift towards consumable net sales, partially offset by lower average selling price of equipment net sales.
Operating Expenses

Selling and Marketing

	Three Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Selling and marketing	$23.1	$30.5	$(7.4)	(24.2)%
As a percentage of net sales	29.6%	33.6%
Selling and marketing expense for the three months ended June 30, 2025 decreased $7.4 million, or 24.2%, compared to the three months ended June 30, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense and lower sales commission expense, marketing related spend, and depreciation and amortization expense.
Research and Development

	Three Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Research and development	$1.3	$1.2	$0.1	7.9%
As a percentage of net sales	1.6%	1.3%

Research and development expense for the three months ended June 30, 2025 remained relatively flat compared to the three months ended June 30, 2024.
General and Administrative

	Three Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
General and administrative	$27.5	$31.4	$(4.0)	(12.6)%
As a percentage of net sales	35.1%	34.7%

General and administrative expense for the three months ended June 30, 2025 decreased $4.0 million, or 12.6%, compared to the three months ended June 30, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense, lower severance, depreciation and amortization expense, and other general corporate spend, and bad debt recoveries. The decrease was partially offset by higher legal fees.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Three Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Interest income	$(3.2)	$(4.2)	$1.0	(24.7)%
Change in fair value of warrant liabilities	$0.2	$(4.0)	$4.3	N/M
Other income, net	$(18.1)	$(17.3)	$(0.8)	4.8%
N/M - Not meaningful

Interest income for the three months ended June 30, 2025 decreased $1.0 million, compared to the three months ended June 30, 2024, primarily due to lower average invested balances during the three months ended June 30, 2025.

During the three months ended June 30, 2025, the Company recognized expense of $0.2 million related to the change in the fair value of the warrant liabilities as compared to income of $4.0 million for the three months ended June 30, 2024, driven primarily by the fluctuation of the price of the Company’s Class A common stock (the “Class A Common Stock”).

Other income, net for the three months ended June 30, 2025 included $18.1 million net gain related to the exchange and repurchases of the 1.25% Convertible Senior Notes due October 1, 2026 (the “2026 Notes”). Other income, net for the three months ended June 30, 2024 included $17.3 million net gain related to the repurchases of the 2026 Notes.

Comparison of Six Months Ended June 30, 2025 to Six Months Ended June 30, 2024

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the six months ended June 30, 2025 and June 30, 2024 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Six Months Ended June 30,
(in millions)	2025	% of Net Sales	2024	% of Net Sales
Net sales	$147.8	100.0%	$172.0	100.0%
Cost of sales	50.1	33.9	82.7	48.1
Gross profit	97.7	66.1	89.3	51.9
Operating expenses
Selling and marketing	49.1	33.3	64.2	37.3
Research and development	2.2	1.5	4.0	2.3
General and administrative	61.0	41.3	60.3	35.0
Total operating expenses	112.4	76.1	128.4	74.7
Loss from operations	(14.7)	(10.0)	(39.1)	(22.7)
Interest expense	6.6	4.5	5.5	3.2
Interest income	(6.2)	(4.2)	(9.6)	(5.6)
Other income, net	(18.2)	(12.3)	(33.4)	(19.4)
Change in fair value of warrant liabilities	(0.1)	(0.1)	(2.6)	(1.5)
Foreign currency transaction (gain) loss, net	(6.3)	(4.3)	2.4	1.4
Income (loss) before provision for income taxes	9.5	6.4	(1.5)	(0.9)
Income tax benefit	(0.1)	(0.1)	(1.0)	(0.6)
Net income (loss)	$9.6	6.5%	$(0.5)	(0.3)%
Net Sales

	Six Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Net sales
Delivery Systems	$42.6	$71.0	$(28.4)	(40.0)%
Consumables	105.2	101.0	4.2	4.1%
Total net sales	$147.8	$172.0	$(24.2)	(14.1)%

	Six Months Ended June 30,
Percentage of net sales	2025	2024
Delivery Systems	28.8%	41.3%
Consumables	71.2%	58.7%
Total	100.0%	100.0%
Total net sales for the six months ended June 30, 2025 decreased $24.2 million, or 14.1%, compared to the six months ended June 30, 2024. Delivery System net sales for the six months ended June 30, 2025 decreased $28.4 million, or 40.0%, compared to the six months ended June 30, 2024, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.
Consumables net sales for the six months ended June 30, 2025 increased $4.2 million, or 4.1%, compared to the six months ended June 30, 2024. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the six months ended June 30, 2025.

Cost of Sales, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Cost of sales	$50.1	$82.7	$(32.6)	(39.4)%
Gross profit	$97.7	$89.3	$8.4	9.4%
Gross margin	66.1%	51.9%
Cost of sales for the six months ended June 30, 2025 decreased $32.6 million, compared to the six months ended June 30, 2024 primarily due to lower net sales and inventory related charges. Cost of sales for the six months ended June 30, 2024 include $19.3 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials. Gross margin increased to 66.1% for the six months ended June 30, 2025 from 51.9% for the six months ended June 30, 2024 primarily due to lower inventory related charges and favorable mix shift towards consumable net sales, partially offset by lower average selling price of equipment net sales.
Operating Expenses

Selling and Marketing

	Six Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Selling and marketing	$49.1	$64.2	$(15.0)	(23.4)%
As a percentage of net sales	33.3%	37.3%
Selling and marketing expense for the six months ended June 30, 2025 decreased $15.0 million, or 23.4%, compared to the six months ended June 30, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense, and lower sales commission expense, marketing related spend and depreciation and amortization expense.
Research and Development

	Six Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Research and development	$2.2	$4.0	$(1.7)	(43.3)%
As a percentage of net sales	1.5%	2.3%
Research and development expense for the six months ended June 30, 2025 decreased $1.7 million, or 43.3%, compared to the six months ended June 30, 2024. The decrease is primarily driven by lower personnel-related expenses.
General and Administrative

	Six Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
General and administrative	$61.0	$60.3	$0.7	1.2%
As a percentage of net sales	41.3%	35.0%
General and administrative expense for the six months ended June 30, 2025 remained relatively flat compared to the six months ended June 30, 2024, with higher legal fees and severance being partially offset by lower personnel-related expenses, including share-based compensation expense, lower other general corporate spend and depreciation and amortization expense, and bad debt recoveries.

Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Six Months Ended June 30,		Change
(in millions)	2025	2024	Amount	%
Interest income	$(6.2)	$(9.6)	$3.4	(35.2)%
Change in fair value of warrant liabilities	$(0.1)	$(2.6)	$2.4	N/M
Other income, net	$(18.2)	$(33.4)	$15.2	(45.5)%
N/M - Not meaningful
Interest income for the six months ended June 30, 2025 decreased $3.4 million compared to the six months ended June 30, 2024 primarily due to lower average invested balances during the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company recognized income of $0.1 million related to the change in the fair value of the warrant liabilities, as compared to income of $2.6 million for the six months ended June 30, 2024, driven primarily by the fluctuation of the price of the Class A Common Stock.

Other income, net for the six months ended June 30, 2025 included $18.1 million net gain related to the exchange and repurchases of the 2026 Notes. Other income, net for the six months ended June 30, 2024 included $33.4 million net gain related to the repurchases of the 2026 Notes.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the 2026 Notes, and (iv) net proceeds received from the exercise of public and private placement warrants. As of June 30, 2025, we had cash, cash equivalents, and restricted cash of $212.0 million.

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

Convertible Senior Notes, Net

Convertible Senior Notes - 2026
On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 2026 Notes. The 2026 Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the 2026 Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the 2026 Notes were first issued, up to an additional $100.0 million principal amount of 2026 Notes. The 2026 Notes issued on September 14, 2021 include the $100.0 million principal amount of 2026 Notes issued pursuant to the full exercise by the initial purchasers of such option.

During the three months ended March 31, 2024, the Company repurchased $75.0 million principal amount of its 2026 Notes at a weighted-average price equal to 77% for $57.8 million and recognized a net gain of $16.1 million, which includes $1.2 million of unamortized debt issuance costs. Additionally, during the three months ended June 30, 2024, the Company repurchased $117.3 million principal amount of its 2026 Notes at a weighted-average price equal to 84% for $98.3 million and recognized a net gain of $17.3 million, which includes $1.6 million of unamortized debt issuance costs. The total amount paid and net gain recognized to repurchase $192.3 million principal amount during the six months ended June 30, 2024 was $156.1 million and $33.4 million, respectively.

During the three and six months ended June 30, 2025, the Company repurchased an additional $20.0 million principal amount of its 2026 Notes at a weighted-average price equal to 92% for $18.4 million and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs.

Convertible Senior Secured Notes - 2028
On May 21, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of the 2026 Notes (the “Existing Notes”). Pursuant to the Exchange Agreements, the Company exchanged and repurchased approximately $413.2 million aggregate principal amount of the Existing Notes. Of the $413.2 million aggregate principal amount of the Existing Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”), and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million. The exchange and repurchase resulted in a net gain of $16.6 million, which includes $3.1 million of unamortized debt issuance costs and $0.9 million of other related fees. The Company incurred $10.8 million of debt issuance costs related to the exchange and repurchase of its Existing Notes which are being amortized over the term of the 2028 Notes using the effective interest method.

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders. The 2028 Notes were issued pursuant to, and are governed by, an indenture (the “2028 Indenture”), dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

The 2028 Notes are the Company’s senior, secured obligations and are guaranteed by certain of the Company’s subsidiaries (including the Company’s material domestic, wholly-owned subsidiaries) and are secured on a first-priority basis by substantially all assets of the Company and such guarantors, subject to certain exceptions. The 2028 Indenture also contains a number of restrictive covenants and limitations, including restrictions on the Company’s ability to incur certain indebtedness and other limitations on liens, investments and restricted payments, as further described in the 2028 Indenture. For more information, see Part I, Item 1 “Financial Statements — Note 5 - “Long-term Debt” in this Quarterly Report on Form 10-Q.

The net gain recognized related to the exchange and repurchases is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

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

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Cash, cash equivalents, and restricted cash at beginning of period	$370.1	$523.0
Operating activities:
Net income (loss)	9.6	(0.5)
Non-cash adjustments	4.6	23.2
Changes in working capital	(1.6)	(33.3)
Net cash provided by (used for) operating activities	12.6	(10.7)
Net cash used for investing activities	(2.7)	(3.8)
Net cash used for financing activities	(173.6)	(157.4)
Net change in cash, cash equivalents, and restricted cash	(163.7)	(171.9)
Effect of foreign currency translation	5.6	(1.6)
Cash, cash equivalents, and restricted cash at end of period	$212.0	$349.5

Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2025 was $12.6 million, as compared to net cash used for operating activities of $10.7 million for the six months ended June 30, 2024. The change in cash provided by operating activities was primarily related to lower working capital usage and changes in net income and non-cash adjustments. The current year net income and non-cash adjustments include $18.1 million of net gain related to the exchange and repurchases of the 2026 Notes. The prior year net loss and non-cash adjustments include $33.4 million of net gain related to the repurchases of the 2026 Notes and the prior year changes in working capital includes the impact of the costs associated with the Syndeo Program of $20.1 million.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2025 was $2.7 million, as compared to $3.8 million for the six months ended June 30, 2024. The change in cash used for investing activities was due to lower capital expenditures during the six months ended June 30, 2025.

Financing Activities

Net cash used for financing activities for the six months ended June 30, 2025 was $173.6 million, as compared to $157.4 million for the six months ended June 30, 2024. The cash used for financing activities for the six months ended June 30, 2025 was primarily related to the exchange and repurchases of the Company’s 2026 Notes. The cash used for financing activities for the six months ended June 30, 2024 was primarily related to the repurchases of the Company’s 2026 Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting related to the Company’s inventory process as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

Remediation Plan for Material Weakness

The Company, with oversight from our Audit Committee, has made progress on its remediation plan specific to the material weakness, with the completion of the following remediation activities as of June 30, 2025:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a party to various lawsuits, claims, and other legal proceedings that arise from time to time in the ordinary course of business, including but not limited to commercial disputes, product liability, and employment related matters. In addition, the Company may bring claims or initiate lawsuits from time to time against various third parties with respect to matters arising out of the ordinary course of the Company’s business, including but not limited to commercial and intellectual property related matters.

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

Except as otherwise disclosed below, we believe that none of our pending lawsuits, claims, and other proceedings are expected to have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, management’s judgment may prove materially inaccurate, and such judgment is made subject to the known uncertainties of litigation.

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

On October 8, 2024, Hydrafacial filed an appeal in the New York Court challenging the New York Court’s final judgment and summary judgment decision of Cartessa’s non-infringement regarding the fourth patent-in-suit. On November 13, 2024, Cartessa filed a cross-appeal challenging the New York Court’s final judgment and summary judgment decision of granting Hydrafacial’s motion for summary judgment of no invalidity regarding the fourth patent-in-suit. The parties exchanged their opening briefs on March 12, 2025 and June 20, 2025. Hydrafacial expects the hearing for this appeal to be scheduled in the later half of 2026.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial has asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung has consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, the parties recently concluded the evidentiary hearing on April 9-15, 2025. The parties filed post-hearing briefs in May 2025 and are awaiting the judge’s decision which Hydrafacial anticipates to be issued after August 17, 2025. Hydrafacial continues to seek an exclusion order preventing importation or sale of Cartessa’s hydrodermabrasion systems within the United States.

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

Eunsung Global Corp (and Sinclair Pharma Ltd. and Aesthetic Management Partners, Inc.) - IPRs

On September 30, 2024, Eunsung filed a Petition for inter partes review (“IPR”), IPR2024-01491, challenging the validity of Hydrafacial’s U.S. Patent No. 11,865, 287 (the “’287 Patent”). On November 25, 2024, Sinclair Pharma Ltd and Aesthetic Management Partners, Inc. (“AMP”) filed a similar IPR Petition, IPR2025-00145, challenging the same patent and relying on the same arguments. On January 10, 2025, Eunsung filed an IPR Petition, IPR2025-00445, challenging the validity of Hydrafacial’s U.S. Patent No. 9,550,052 (the “’052 Patent”). On January 13, 2025, Eunsung filed an IPR Petition, IPR2025-00452, challenging the validity of Hydrafacial’s U.S. Patent No. 12,053,607. On January 14, 2025, Eunsung filed an IPR Petition, IPR2025-00453, challenging the validity of Hydrafacial’s U.S. Patent No. 11,446,477 (the “’477 Patent”). On April 11, 2025, the U.S.P.T.O. Board denied institution of the first IPR challenging the ’287 Patent (IPR2024-01491). On June 2, 2025, the U.S.P.T.O. Board granted institution of the second IPR challenging the ’287 Patent (IPR2025-00145). In July 2025, Sinclair and AMP filed copycat IPR Petitions challenging the ’052 Patent and ’477 Patent (IPR2025-01169 and IPR2025-01217, respectively) based on the same arguments as Eunsung’s corresponding IPR Petitions. The rest of the IPR proceedings are also in their early stages, with institution decisions expected to come between August-September 2025, and Hydrafacial plans to vigorously defend its patents against each of these challenges.

Medicreations LLC

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Case”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. On July 26, 2024, Medicreations filed a motion to dismiss the complaint. On March 3, 2025, the court issued an order dismissing a few of Hydrafacial’s claims to specific remedies, but the majority of the case and claims will move forward. On May 13, 2025, Hydrafacial filed a Motion for Preliminary Injunction that is still pending before the court with no hearing currently scheduled. The Medicreations Case is proceeding through discovery with depositions being scheduled. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medicreations.

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

Aesthetic Management Partners Inc.

On July 8, 2024, Hydrafacial filed a complaint against AMP in the United States District Court for the Western District of Tennessee, Case No. 2:24-cv-02480-JPM-TMP (the “AMP Case”), for patent infringement arising from Aesthetic Management Partners’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The AMP Case was stayed due to the corresponding ITC Sinclair Matter. Now that the ITC Sinclair Matter has been terminated, the stay has been lifted and discovery will continue. On June 13, 2025, Hydrafacial filed a motion for preliminary injunction for which the judge held a hearing on July 25, 2025, but the judge has not yet issued an order. On June 23, 2025, AMP filed a partial motion to dismiss which only addresses a small portion of Hydrafacial’s claims and remedies in this case, but a hearing has not been scheduled for this motion yet. Hydrafacial will continue to seek monetary damages, and plans to vigorously pursue its claims against AMP.

Medical Purchasing Resource, LLC

On June 4, 2024, Hydrafacial filed a complaint against Medical Purchasing Resource, LLC (“Medical Purchasing Resource”) in the United States District Court for the Central District of California, Case No. 2:24-cv-4655 (the “MPR Case”), for trademark infringement, false designation of origin, unfair competition, tortious interference, and other causes of action relating to Hydrafacial’s trademark rights. On April 3, 2025, the parties participated in a mediation and came to a tentative agreement to settle the case. In the mediation, the parties reached a settlement agreement and ultimately agreed that Medical Purchasing Resource will stop using Hydrafacial’s trademarks and any marks that are confusingly similar to those marks. Medical Purchasing Resource also agreed to stop the other activities identified by Hydrafacial in its complaint, including selling products to known Hydrafacial customers. Medical Purchasing Resource also agreed to take additional measures to ensure that customers are aware that Medical Purchasing Resource and its products have no relation or affiliation with Hydrafacial. Medical Purchasing Resource also agreed to pay Hydrafacial a total of $105,000 for past damages which will be paid to Hydrafacial in four quarterly payments of $26,250 starting in July 2025, and the parties filed a consent judgment with the court to end the lawsuit. As a result, the MPR Case has been dismissed.

Luvo Medical Technologies Inc

On August 16, 2024, Hydrafacial filed a complaint against Luvo Medical Technologies Inc (“Luvo”), Healthcare Markets, Inc (“Healthcare Markets”), and their foreign manufacturer Eunsung in the United States District Court of Utah, Case No. 2:24-cv-00587 (the “Luvo Case”), for patent infringement arising from Healthcare Markets’ sale of Luvo’s hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Luvo Case was stayed due to the corresponding ITC Luvo Matter, but pursuant to the ITC settlement agreement, the parties filed a consent judgment in the Luvo Case that terminated the case as to Luvo and Healthcare Markets. This case is now continuing against Eunsung and is in the early stages of discovery. Hydrafacial will continue to seek monetary damages from Eunsung and plans to vigorously pursue its claims against Eunsung who was not a party to the ITC settlement agreement.

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

Med Spa Essentials, LLC

On March 6, 2025, Hydrafacial filed a complaint against Med Spa Essentials, LLC (“MS Essentials”) in the United States District Court for the Central District of California, Case No. 2:25-cv-01994 (the “MS Essentials Case”), for trademark infringement, false designation of origin, unfair competition, tortious interference, and other causes of action relating to Hydrafacial’s trademark rights. Before filing any response to the complaint, MS Essentials agreed to shut down its business and stop all unlawful acts alleged in the complaint. The parties entered into a settlement agreement and filed a consent judgment to dismiss the case on July 25, 2025.

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

BQ Aesthetix & Co., LLC

On June 24, 2025, Hydrafacial filed a complaint against BQ Aesthetix & Co., LLC d/b/a Bellatrix USA (“Bellatrix”) in the United States District Court for the Southern District of Florida, Case No. 0:25-cv-61262-AHS (the “Bellatrix Case”), for patent infringement arising from Bellatrix’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed seven of Hydrafacial’s patents on its device. The Bellatrix Case is in its early stages and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Bellatrix.

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current President and Chief Executive Officer, Andrew Stanleick, its former Chief Financial Officer, Liyuan Woo, and its current Chief Financial Officer, Michael Monahan (the “Defendants”). The complaint, styled Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Health Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserts claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (First Claim), and violation of Section 20(a) of the Exchange Act against the individual defendants (Second Claim). The complaint alleges that, between May 10, 2022 and November 13, 2023, defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint includes a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, the Company filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and the Company filed its reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties can complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On April 16, 2025, the court so-ordered the parties’ stipulation. On May 5, 2025, the plaintiffs filed an amended complaint. On July 11, 2025, Defendants filed a motion to dismiss the amended complaint in its entirety. A hearing is scheduled on Defendants’ motion for September 17, 2025.

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

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Consumer Class Action complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Consumer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the court’s Notice of Initial Pretrial Conference. On the same day, the court endorsed the joint submission and ordered Plaintiff to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025. On June 2, 2025, Plaintiff and fifteen other alleged purchasers of the Syndeo machines filed an amended complaint asserting: (1) violations of N.Y. G.B.L., § 349 (Count IV), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (Count V), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (Count I); (4) breach of express and implied contract and class-wide rescission (Count II); and (5) breach of express warranty (Count III). The relief sought in the amended complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. On June 23, 2025, Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Jennifer Skuratov d/b/a Spa Thirsty in full; (iv) dismiss all claims against the Company in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. The initial pretrial conference originally scheduled for July 18, 2025 has been adjourned to August 15, 2025.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. Oral argument before the Delaware Court of Chancery on the Motion to Dismiss is scheduled for October 8, 2025.

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

Item 1A. Risk Factors.

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K, as well as additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our Class A Common Stock. As of the date of this Quarterly Report on Form 10-Q, there have been no material updates or changes with respect to the risk factors previously disclosed in our Annual Report on Form 10-K, other than as set forth below, which should be read in conjunction with the risks described in our Annual Report on Form 10-K.

The terms of our 2028 Notes contains certain restrictive covenants which may restrict our current and future operations.

The 2028 Indenture governing the 2028 Notes contains certain restrictive covenants including, but not limited to, restricting our ability to raise additional capital through debt financing, certain transactions involving the assets of guarantors, limitations on certain transaction types, including but not limited to, the ability to incur certain indebtedness, liens, investments and restricted payments, mergers, acquisitions, and dividends and/or repurchases of the Company’s Class A Common Stock. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Furthermore, a failure to satisfy these covenants would constitute an event of default under the 2028 Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Pursuant to the Exchange Agreements, the Company exchanged and repurchased approximately $413.2 million aggregate principal amount of the Existing Notes. Of the $413.2 million aggregate principal amount of the Existing Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 2028 Notes.

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions not involving a public offering. Pursuant to the terms of the 2028 Notes, the initial conversion rate is 349.6503 shares of Class A Common Stock per $1,000 principal amount of the 2028 Notes, which represents an initial conversion price of approximately $2.86 per share of Class A Common Stock. The conversion rate and conversion price are subject to adjustment upon the occurrence of certain events. However, a maximum of 150,966,175 shares of the Company’s Class A Common Stock may be issued upon conversion of the 2028 Notes, based on the initial maximum conversion rate of 603.8647 shares of Class A Common Stock per $1,000 principal amount of the 2028 Notes, subject to customary adjustment provisions.

The 2028 Notes have not been, and will not be, registered under the Securities Act, or any other securities laws, and the 2028 Notes and the shares of the Company’s Class A Common Stock issuable upon conversion of the 2028 Notes will not be offered or sold except pursuant to an effective registration statement or pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended June 30, 2025, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	June 11, 2024
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.2	June 11, 2024
3.4	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	July 31, 2025
3.5	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Indenture, dated May 27, 2025, between The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent					X
4.5	Form of Note representing the 7.95% Convertible Senior Secured Notes due 2028 (included as Exhibit A to Exhibit 4.4)					X
4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 12, 2025
10.1	Form of Exchange Agreement	8-K	001-39565	10.1	May 21, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
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

THE BEAUTY HEALTH COMPANY

Date:	August 7, 2025	By:	/s/ Marla Beck
		Name:	Marla Beck
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)