Form 10-Q
period 2025-09-30
Beauty Health Co
filed 2025-11-06
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 3, 2025, there were 127,503,059 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

THE BEAUTY HEALTH COMPANY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.
THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$219,397	$370,063
Accounts receivable, net of allowances for estimated credit losses of $7,429 and $9,597 at September 30, 2025 and December 31, 2024, respectively	22,206	27,643
Inventories	56,146	69,113
Income tax receivable	3,186	818
Prepaid expenses and other current assets	7,432	9,487
Total current assets	308,367	477,124
Property and equipment, net	3,053	5,978
Right-of-use assets, net	13,612	13,590
Intangible assets, net	37,981	47,512
Goodwill	126,497	123,499
Deferred income tax assets, net	985	3,894
Other assets	13,141	14,086
TOTAL ASSETS	$503,636	$685,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,294	$21,941
Accrued payroll-related expenses	18,759	17,636
Lease liabilities, current	5,041	5,147
Income tax payable	1,495	3,426
Other accrued expenses	19,315	20,002
Total current liabilities	61,904	68,152
Lease liabilities, non-current	10,551	10,813
Deferred income tax liabilities, net	112	396
Warrant liabilities	139	488
Convertible senior notes, net	363,388	552,198
Other long-term liabilities	1,882	1,833
Total liabilities	437,976	633,880
Commitments (Note 6)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 127,301,264 and 124,924,185 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	13	12
Additional paid-in capital	576,802	566,709
Accumulated other comprehensive loss	(1,775)	(6,953)
Accumulated deficit	(509,380)	(507,965)
Total stockholders’ equity	65,660	51,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,636	$685,683
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$70,655	$78,802	$218,422	$250,799
Cost of sales	25,021	38,153	75,096	120,849
Gross profit	45,634	40,649	143,326	129,950
Operating expenses:
Selling and marketing	20,928	27,620	70,077	91,786
Research and development	1,698	1,108	3,947	5,074
General and administrative	29,250	33,436	90,267	93,707
Total operating expenses	51,876	62,164	164,291	190,567
Loss from operations	(6,242)	(21,515)	(20,965)	(60,617)
Interest expense	6,311	2,468	12,953	7,949
Interest income	(1,256)	(4,876)	(7,442)	(14,426)
Other income, net	(601)	(69)	(18,807)	(33,475)
Change in fair value of warrant liabilities	(210)	(418)	(349)	(2,997)
Foreign currency transaction loss (gain), net	159	(2,277)	(6,190)	164
Loss before provision for income taxes	(10,645)	(16,343)	(1,130)	(17,832)
Income tax expense	386	1,948	285	936
Net loss	(11,031)	(18,291)	(1,415)	(18,768)
Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	421	1,187	5,178	(676)
Comprehensive (loss) income	$(10,610)	$(17,104)	$3,763	$(19,444)
Net loss per share
Basic	$(0.09)	$(0.15)	$(0.01)	$(0.15)
Diluted	$(0.09)	$(0.15)	$(0.11)	$(0.31)
Weighted average common stock outstanding
Basic	126,890,888	124,057,602	126,020,956	123,630,811
Diluted	126,890,888	124,057,602	137,294,187	142,667,209
The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(679)	(679)
Issuance of common stock pursuant to equity compensation plan	843,950	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(289,533)	—	(1,005)	—	—	(1,005)
Share-based compensation	—	—	6,636	—	—	6,636
Foreign currency translation adjustments	—	—	—	(1,047)	—	(1,047)
BALANCE, March 31, 2024	123,453,419	$12	$546,912	$(4,083)	$(479,546)	$63,295
Net income	—	—	—	—	202	202
Issuance of common stock pursuant to equity compensation plan	454,362	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(104,120)	—	(368)	—	—	(368)
Issuance of common stock relating to employee stock purchase plan	190,124	—	378	—	—	378
Share-based compensation	—	—	6,498	—	—	6,498
Foreign currency translation adjustments	—	—	—	(816)	—	(816)
BALANCE, June 30, 2024	123,993,785	$12	$553,420	$(4,899)	$(479,344)	$69,189
Net loss	—	—	—	—	(18,291)	(18,291)
Issuance of common stock pursuant to equity compensation plan	171,021	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(53,372)	—	(73)	—	—	(73)
Share-based compensation	—	—	7,712	—	—	7,712
Foreign currency translation adjustments	—	—	—	1,187	—	1,187
BALANCE, September 30, 2024	124,111,434	$12	$561,059	$(3,712)	$(497,635)	$59,724

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2024	124,924,185	$12	$566,709	$(6,953)	$(507,965)	$51,803
Net loss	—	—	—	—	(10,096)	(10,096)
Issuance of common stock pursuant to equity compensation plan	483,396	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(161,295)	—	(250)	—	—	(250)
Share-based compensation	—	—	3,476	—	—	3,476
Foreign currency translation adjustments	—	—	—	1,128	—	1,128
BALANCE, March 31, 2025	125,246,286	$13	$569,935	$(5,825)	$(518,061)	$46,062
Net income	—	—	—	—	19,712	19,712
Issuance of common stock pursuant to equity compensation plan	2,091,026	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(572,750)	—	(708)	—	—	(708)
Share-based compensation	—	—	5,308	—	—	5,308
Foreign currency translation adjustments	—	—	—	3,629	—	3,629
BALANCE, June 30, 2025	126,764,562	$13	$574,535	$(2,196)	$(498,349)	$74,003
Net loss	—	—	—	—	(11,031)	(11,031)
Issuance of common stock pursuant to equity compensation plan	774,465	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(237,763)	—	(188)	—	—	(188)
Share-based compensation	—	—	2,455	—	—	2,455
Foreign currency translation adjustments	—	—	—	421	—	421
BALANCE, September 30, 2025	127,301,264	$13	$576,802	$(1,775)	$(509,380)	$65,660

The accompanying notes are an integral part of these unaudited financial statements.

THE BEAUTY HEALTH COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,415)	$(18,768)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	11,239	20,846
Amortization of intangible assets	13,513	15,314
Depreciation of property and equipment	3,204	8,486
Amortization of other assets	3,281	3,321
Amortization of debt issuance costs	2,621	2,532
Inventory write-down	3,643	22,704
Provision for estimated credit losses	1,933	5,135
Change in fair value of warrant liabilities	(349)	(2,997)
Gain on exchange and repurchases of convertible senior notes, net	(18,089)	(33,411)
Deferred income taxes	2,893	(250)
Other, net	(2,679)	9,938
Changes in operating assets and liabilities:
Accounts receivable	4,769	13,348
Inventories	11,114	(7,468)
Prepaid expenses, other current assets, and income tax receivable	(110)	7,956
Accounts payable, accrued expenses, and income tax payable	(7,117)	(39,501)
Other, net	(6,162)	(7,523)
Net cash provided by (used for) operating activities	22,289	(338)
Cash flows from investing activities:
Cash paid for intangible assets	(3,617)	(5,250)
Cash paid for property and equipment	(164)	(682)
Net cash used for investing activities	(3,781)	(5,932)
Cash flows from financing activities:
Repurchase of 2026 Notes in connection with exchange	(392,583)	—
Issuance of 2028 Notes in connection with exchange, net	237,686	—
Repurchase of 2026 Notes	(18,372)	(156,082)
Payment of tax withholdings on vested stock awards	(1,145)	(1,489)
Net cash used for financing activities	(174,414)	(157,571)
Net change in cash, cash equivalents, and restricted cash	(155,906)	(163,841)
Effect of foreign currency translation on cash	5,240	(292)
Cash, cash equivalents, and restricted cash beginning of period	370,063	523,025
Cash, cash equivalents, and restricted cash end of period	$219,397	$358,892

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

Note 2 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Raw materials	$23,001	$26,019
Finished goods	33,145	43,094
Total inventories	$56,146	$69,113

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Accrued compensation and payroll taxes	$12,701	$10,708
Accrued sales commissions	4,124	4,784
Accrued benefits	1,934	2,144
Total accrued payroll-related expenses	$18,759	$17,636

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Sales and VAT tax payables	$2,852	$5,244
Accrued interest	7,624	1,743
Royalty liabilities	1,504	1,897
Deferred revenue	534	2,375
Other	6,801	8,743
Total other accrued expenses	$19,315	$20,002

As of September 30, 2025 and December 31, 2024, total warranty reserve was approximately $2 million and $4 million, respectively, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets.

As of September 30, 2025 and December 31, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

Note 3 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	September 30, 2025	December 31, 2024
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$10,965	$12,019
Machinery and equipment	2-5	5,076	7,076
Furniture and fixtures	2-7	5,954	6,096
Computers and equipment	3-5	5,302	5,496
Tooling	5	732	732
Autos and trucks	5	61	59
Construction in progress		26	—
Total property and equipment		28,116	31,478
Less: accumulated depreciation and amortization		(25,063)	(25,500)
Property and equipment, net		$3,053	$5,978

Note 4 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2025 is as follows (in thousands):

December 31, 2024	$123,499
Foreign currency translation impact	2,998
September 30, 2025	$126,497

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of September 30, 2025 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(77,995)	$13,634	3 - 10
Capitalized software	25,282	(14,176)	11,106	3 - 5
Customer relationships	19,031	(16,746)	2,285	5 - 10
Trademarks	11,700	(6,807)	4,893	15
Non-compete agreement	5,905	(3,455)	2,450	3
Patents	4,588	(975)	3,613	3 - 19
Total intangible assets	$158,135	$(120,154)	$37,981

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(74,655)	$16,974	3 - 10
Capitalized software	22,983	(8,027)	14,956	3 - 5
Customer relationships	17,569	(13,696)	3,873	5 - 10
Trademarks	11,674	(6,189)	5,485	15
Non-compete agreement	5,814	(2,605)	3,209	3
Patents	3,781	(766)	3,015	3 - 19
Total intangible assets	$153,450	$(105,938)	$47,512

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

During the three months ended September 30, 2024, there were no repurchases related to the 2026 Notes. During the nine months ended September 30, 2024, the Company repurchased $192.3 million principal amount of the 2026 Notes for $156.1 million and recognized a net gain of $33.4 million, which includes $2.8 million of unamortized debt issuance costs related to the repurchase.

During the three months ended September 30, 2025, there were no repurchases related to the 2026 Notes. During the nine months ended September 30, 2025, the Company repurchased $20.0 million principal amount of the 2026 Notes for $18.4 million and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs related to the repurchase.

Convertible Senior Secured Notes - 2028
On May 21, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of the 2026 Notes (the “Existing Notes”). Pursuant to the Exchange Agreements, the Company exchanged and repurchased $413.2 million aggregate principal amount of the Existing Notes. Of the $413.2 million aggregate principal amount of the Existing Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”, and together with the 2026 Notes, the “Notes”), and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million. The exchange and repurchase resulted in a net gain of $16.6 million, which includes $3.1 million of unamortized debt issuance costs and $0.9 million of other related fees.

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

The Company incurred $11.4 million of debt issuance costs related to the exchange and repurchase of the Existing Notes, which was recorded as a reduction to convertible senior notes, net on the Condensed Consolidated Balance Sheets. The debt issuance costs are being amortized over the term of the 2028 Notes using the effective interest method. Additionally, the Company incurred $0.9 million of other fees related to the exchange and repurchase of the Existing Notes.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
2026 Notes	$124,485	$557,700
2028 Notes	250,000	—
Unamortized debt issuance costs	(11,097)	(5,502)
Convertible senior notes, net	$363,388	$552,198

As of September 30, 2025 and December 31, 2024, the estimated fair value of the Notes were $390.9 million (compared to a carrying amount of $374.5 million) and $446.2 million (compared to a carrying amount of $557.7 million), respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 30, 2025 and December 31, 2024, and are classified as Level 2 within the fair value hierarchy.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, the Company filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and the Company filed its reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties can complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On April 16, 2025, the court so-ordered the parties’ stipulation. On May 5, 2025, the plaintiffs filed an amended complaint. On July 11, 2025, Defendants filed a motion to dismiss the amended complaint in its entirety. The Court scheduled a hearing on Defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied Defendants’ motion to dismiss. Defendants’ answer to the amended complaint is due November 24, 2025.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them.

Customer Class Action

On October 24, 2024, Jason Davalos (“Jason Davalos”), Sonia Davalos (“Sonia Davalos”, and collectively with Jason Davalos, the “Davaloses”), and Sol Tan Tanning & Spa LLC (“Sol Tan”, and collectively with the Davaloses, the “Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint against Hydrafacial LLC d/b/a The Hydrafacial Company and The Beauty Health Company (collectively, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Customer Class Action”). The case is captioned Jason Davalos, Sonia Davalos, Sol Tan Tanning & Spa LLC, on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, and The Beauty Health Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.) The complaint alleges that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purport to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States, of Class Action Defendants’ Syndeo machines. The complaint asserts five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer production statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought in the complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Customer Class Action complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Customer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the court’s Notice of Initial Pretrial Conference. On the same day, the court endorsed the joint submission and ordered Plaintiff to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025. On June 2, 2025, Plaintiff and fifteen other alleged purchasers of the Syndeo machines filed an amended complaint asserting: (1) violations of N.Y. G.B.L., § 349 (Count IV), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (Count V), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (Count I); (4) breach of express and implied contract and class-wide rescission (Count II); and (5) breach of express warranty (Count III). The relief sought in the amended complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. On June 23, 2025, Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Jennifer Skuratov d/b/a Spa Thirsty in full; (iv) dismiss all claims against the Company in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. The parties are currently engaged in discovery while they await the Court’s ruling on Defendants’ partial motion to dismiss.

The Company believes that the claims asserted in the Customer Class Action have no merit and Class Action Defendants intend to vigorously defend them.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. Although oral argument before the Delaware Court of Chancery on the Motion to Dismiss is scheduled for January 7, 2026, the parties held a mediation on November 4, 2025 and have reached agreement on certain terms of a mutually agreeable resolution. However, the settlement discussions are ongoing and any final resolution is subject to the parties’ execution of a final settlement agreement and the Delaware Court of Chancery’s approval.

The Company believes that the claims asserted in the Consolidated Derivative Action have no merit and intends to vigorously defend them.

Securities and Exchange Commission (the “SEC”) Subpoena

On January 11, 2024, the Company was informed that the SEC is conducting a formal investigation of the Company related to, among other things, the allegations brought against the Company in the Securities Class Action lawsuit. The Company has subsequently received subpoenas from the SEC for the production of documents and information related to its investigation. The Company is in the process of responding to the subpoenas and intends to fully cooperate with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time.

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

Note 8 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 127,301,264 and 124,924,185, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$126,580	$—	$—	$126,580
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$139	$139

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$284,462	$—	$—	$284,462
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$488	$488

In October 2020, in connection with the consummation of Vesper Healthcare’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC, which will expire five years after the Business Combination. As of September 30, 2025 and December 31, 2024, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation.

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

Net sales disaggregated by major product line were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net Sales
Delivery Systems	$20,819	$27,613	$63,394	$98,605
Consumables	49,836	51,189	155,028	152,194
Total net sales	$70,655	$78,802	$218,422	$250,799

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Americas	$48,263	$51,878	$146,568	$159,935
Europe, the Middle East and Africa	16,056	16,095	49,465	54,428
Asia-Pacific	6,336	10,829	22,389	36,436
Total net sales	$70,655	$78,802	$218,422	$250,799

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

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales	$121	$193	$395	$(81)
Selling and marketing	581	2,393	1,925	7,021
Research and development	125	168	417	216
General and administrative	1,628	4,958	8,502	13,690
Total share-based compensation	$2,455	$7,712	$11,239	$20,846

Total share-based compensation expense for the three and nine months ended September 30, 2025 includes reversal of expense related to the forfeiture of unvested awards of $2.6 million and $5.1 million, respectively.

As of September 30, 2025, total unrecognized compensation expense related to unvested share-based compensation totaled $19.4 million and is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units (“RSU”) and Performance-based Restricted Stock Units (“PSU”)

The following table summarizes the Company’s RSU and PSU activity:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2025	7,254,391	1,237,822	$4.56	$5.93
Granted	10,396,409	1,676,134	1.34	2.12
Vested	(2,907,129)	(441,558)	4.99	3.11
Forfeited	(3,994,026)	(1,007,055)	2.61	4.09
Outstanding - September 30, 2025	10,749,645	1,465,343	$2.06	$3.69

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2025	3,483,070	$13.64	5.29
Granted	—	—
Exercised	—	—
Forfeited	(74,475)	15.45
Expired	(867,750)	13.74
Outstanding - September 30, 2025	2,540,845	13.55	5.45
Vested and Exercisable - September 30, 2025	2,528,490	13.49	5.44
Options vested and expected to vest - September 30, 2025	2,540,845	$13.55	5.45

Note 12 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by Accounting Standards Codification (“ASC”) 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S. jurisdiction as required by ASC 740-270-30-36(a). For the three and nine months ended September 30, 2025, the Company recorded income tax expense of $0.4 million and $0.3 million, respectively.

The AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's U.S. deferred tax assets, income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, and the impact of discrete items that may occur in any given year but are not consistent from year to year.

For the three and nine months ended September 30, 2024, the Company recorded income tax expense of $1.9 million and $0.9 million, respectively. The estimated worldwide AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's U.S. deferred tax assets, income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, and the impact of discrete items that may occur in any given year but are not consistent from year to year.

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

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.5 million and $1.2 million as of September 30, 2025 and December 31, 2024, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted in the United States. The Act includes corporate tax provisions that make 100% bonus depreciation permanent, allow for the expensing of domestic research costs, and modify the business interest expense limitation calculation. The Company has completed its initial assessment of the provisions relevant to its U.S. operations. Based on this assessment, the Act is expected to reduce the Company’s U.S. federal income taxes. The Company has incorporated the Act's changes in its income tax provision for the nine months ended September 30, 2025, which did not have a material impact on the U.S. effective tax rate and net deferred tax assets as the Company maintains a full valuation allowance in the United States.

Note 13 — Net Loss Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Net loss available to common stockholders - basic	$(11,031)	$(18,291)	$(1,415)	$(18,768)
Adjustments related to the 2026 Notes (1)	—	—	(13,117)	(25,186)
Net loss available to common stockholders - diluted	$(11,031)	$(18,291)	$(14,532)	$(43,954)

Weighted average common stock outstanding - basic	126,890,888	124,057,602	126,020,956	123,630,811
Effect of dilutive shares:
2026 Notes	—	—	11,273,231	19,036,398
Weighted average common stock outstanding - diluted	126,890,888	124,057,602	137,294,187	142,667,209

Basic net loss per share:	$(0.09)	$(0.15)	$(0.01)	$(0.15)
Dilutive net loss per share:	$(0.09)	$(0.15)	$(0.11)	$(0.31)
(1) For the nine months ended September 30, 2025 and 2024, the adjustments related to the 2026 Notes include the net gain related to the exchange and repurchases offset by interest expense and amortization of debt issuance costs related to the 2026 Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
2026 Notes	3,919,522	17,559,686	—	—
2028 Notes	87,412,575	—	87,412,575	—
RSUs	10,749,645	7,827,861	10,749,645	7,827,861
Stock Options	2,540,845	3,571,820	2,540,845	3,571,820
PSUs	1,465,343	2,302,162	1,465,343	2,302,162
For the three and nine months ended September 30, 2025 and 2024, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per share of Class A Common Stock because their effect would be anti-dilutive.

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

The following summarizes the components of operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total operating expenses:
Personnel-related expenses	$25,645	$31,101	$81,903	$99,406
Other segment expenses	26,231	31,063	82,388	91,161
Total operating expenses	$51,876	$62,164	$164,291	$190,567

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06 “Intangibles: Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. ASU 2025-06 is effective for interim and annual periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively, retrospectively, or under a modified prospective transition approach. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended September 30, 2025 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

Business and Macroeconomic Conditions

During the three and nine months ended September 30, 2025, we continued to execute against our plan to expand our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, drive consumables, which consist of single-use tips, solutions, serums and other consumables used to provide a Hydrafacial treatment that cleanses, extracts, and hydrates the skin (collectively “Consumables”), invest in our community of providers, partners, and consumers, drive brand awareness, and optimize our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
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

Comparison of Three Months Ended September 30, 2025 to Three Months Ended September 30, 2024

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended September 30, 2025 and September 30, 2024, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended September 30,
(in millions)	2025	% of Net Sales	2024	% of Net Sales
Net sales	$70.7	100.0%	$78.8	100.0%
Cost of sales	25.0	35.4	38.2	48.4
Gross profit	45.6	64.6	40.6	51.6
Operating expenses
Selling and marketing	20.9	29.6	27.6	35.0
Research and development	1.7	2.4	1.1	1.4
General and administrative	29.3	41.4	33.4	42.4
Total operating expenses	51.9	73.4	62.2	78.9
Loss from operations	(6.2)	(8.8)	(21.5)	(27.3)
Interest expense	6.3	8.9	2.5	3.1
Interest income	(1.3)	(1.8)	(4.9)	(6.2)
Other income, net	(0.6)	(0.9)	(0.1)	(0.1)
Change in fair value of warrant liabilities	(0.2)	(0.3)	(0.4)	(0.5)
Foreign currency transaction loss (gain), net	0.2	0.2	(2.3)	(2.9)
Loss before provision for income taxes	(10.6)	(15.1)	(16.3)	(20.7)
Income tax expense	0.4	0.5	1.9	2.5
Net loss	$(11.0)	(15.6)%	$(18.3)	(23.2)%
Net Sales

	Three Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Net sales
Delivery Systems	$20.8	$27.6	$(6.8)	(24.6)%
Consumables	49.8	51.2	(1.4)	(2.6)%
Total net sales	$70.7	$78.8	$(8.1)	(10.3)%

	Three Months Ended September 30,
Percentage of net sales	2025	2024
Delivery Systems	29.5%	35.0%
Consumables	70.5%	65.0%
Total	100.0%	100.0%

Total net sales for the three months ended September 30, 2025 decreased $8.1 million, or 10.3%, compared to the three months ended September 30, 2024. Delivery Systems net sales for the three months ended September 30, 2025 decreased $6.8 million, or 24.6%, compared to the three months ended September 30, 2024, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.

Consumables net sales for the three months ended September 30, 2025 decreased $1.4 million, or 2.6%, compared to the three months ended September 30, 2024. The slight decrease in Consumables net sales includes declines related to the China transition to a distributor partner. Excluding the impact of the China transition, Consumables net sales increased slightly, with price increases offset by lower volume.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Cost of sales	$25.0	$38.2	$(13.1)	(34.4)%
Gross profit	$45.6	$40.6	$5.0	12.3%
Gross margin	64.6%	51.6%

Cost of sales for the three months ended September 30, 2025 decreased $13.1 million, compared to the three months ended September 30, 2024 primarily due to lower inventory related charges and net sales. Cost of sales for the three months ended September 30, 2024 include approximately $8 million of manufacturing optimization related costs. Gross margin increased to 64.6% for the three months ended September 30, 2025 from 51.6% for the three months ended September 30, 2024 primarily due to lower inventory related charges and favorable mix shift towards consumable net sales, partially offset by lower average selling price of equipment net sales.
Operating Expenses

Selling and Marketing

	Three Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Selling and marketing	$20.9	$27.6	$(6.7)	(24.2)%
As a percentage of net sales	29.6%	35.0%
Selling and marketing expense for the three months ended September 30, 2025 decreased $6.7 million, or 24.2%, compared to the three months ended September 30, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense, and lower depreciation and amortization expense.
Research and Development

	Three Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Research and development	$1.7	$1.1	$0.6	53.2%
As a percentage of net sales	2.4%	1.4%

Research and development expense for the three months ended September 30, 2025 increased $0.6 million, or 53.2%, compared to the three months ended September 30, 2024. The increase is primarily driven by higher other professional services expenses.
General and Administrative

	Three Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
General and administrative	$29.3	$33.4	$(4.2)	(12.5)%
As a percentage of net sales	41.4%	42.4%

General and administrative expense for the three months ended September 30, 2025 decreased $4.2 million, or 12.5%, compared to the three months ended September 30, 2024. The decrease is primarily driven by lower share-based compensation expense and other general corporate spend, and bad debt recoveries. The decrease was partially offset by higher amortization expense, severance expense, and legal fees.

Interest Expense, Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Three Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Interest expense	$6.3	$2.5	$3.8	155.7%
Interest income	$(1.3)	$(4.9)	$3.6	(74.2)%
Change in fair value of warrant liabilities	$(0.2)	$(0.4)	$0.2	N/M
Other income, net	$(0.6)	$(0.1)	$(0.5)	N/M
N/M - Not meaningful

Interest expense for the three months ended September 30, 2025 increased $3.8 million compared to the three months ended September 30, 2024, primarily due to interest and amortization of debt issuance costs related to the 2028 Notes, partially offset by lower outstanding balances related to the 2026 Notes.

Interest income for the three months ended September 30, 2025 decreased $3.6 million compared to the three months ended September 30, 2024 primarily due to lower average invested balances and interest rates during the three months ended September 30, 2025.

Comparison of Nine Months Ended September 30, 2025 to Nine Months Ended September 30, 2024

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the nine months ended September 30, 2025 and September 30, 2024 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Nine Months Ended September 30,
(in millions)	2025	% of Net Sales	2024	% of Net Sales
Net sales	$218.4	100.0%	$250.8	100.0%
Cost of sales	75.1	34.4	120.8	48.2
Gross profit	143.3	65.6	130.0	51.8
Operating expenses
Selling and marketing	70.1	32.1	91.8	36.6
Research and development	3.9	1.8	5.1	2.0
General and administrative	90.3	41.3	93.7	37.4
Total operating expenses	164.3	75.2	190.6	76.0
Loss from operations	(21.0)	(9.6)	(60.6)	(24.2)
Interest expense	13.0	5.9	7.9	3.2
Interest income	(7.4)	(3.4)	(14.4)	(5.8)
Other income, net	(18.8)	(8.6)	(33.5)	(13.3)
Change in fair value of warrant liabilities	(0.3)	(0.2)	(3.0)	(1.2)
Foreign currency transaction (gain) loss, net	(6.2)	(2.8)	0.2	0.1
Loss before provision for income taxes	(1.1)	(0.5)	(17.8)	(7.1)
Income tax expense	0.3	0.1	0.9	0.4
Net loss	$(1.4)	(0.6)%	$(18.8)	(7.5)%
Net Sales

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Net sales
Delivery Systems	$63.4	$98.6	$(35.2)	(35.7)%
Consumables	155.0	152.2	2.8	1.9%
Total net sales	$218.4	$250.8	$(32.4)	(12.9)%

	Nine Months Ended September 30,
Percentage of net sales	2025	2024
Delivery Systems	29.0%	39.3%
Consumables	71.0%	60.7%
Total	100.0%	100.0%
Total net sales for the nine months ended September 30, 2025 decreased $32.4 million, or 12.9%, compared to the nine months ended September 30, 2024. Delivery System net sales for the nine months ended September 30, 2025 decreased $35.2 million, or 35.7%, compared to the nine months ended September 30, 2024, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.
Consumables net sales for the nine months ended September 30, 2025 increased $2.8 million, or 1.9%, compared to the nine months ended September 30, 2024. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the nine months ended September 30, 2025.

Cost of Sales, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Cost of sales	$75.1	$120.8	$(45.8)	(37.9)%
Gross profit	$143.3	$130.0	$13.4	10.3%
Gross margin	65.6%	51.8%
Cost of sales for the nine months ended September 30, 2025 decreased $45.8 million, compared to the nine months ended September 30, 2024 primarily due to lower inventory related charges and net sales. Cost of sales for the nine months ended September 30, 2024 include $22.7 million of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials and approximately $8 million of manufacturing optimization related costs. Gross margin increased to 65.6% for the nine months ended September 30, 2025 from 51.8% for the nine months ended September 30, 2024 primarily due to lower inventory related charges and favorable mix shift towards consumable net sales, partially offset by lower average selling price of equipment net sales.
Operating Expenses

Selling and Marketing

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Selling and marketing	$70.1	$91.8	$(21.7)	(23.7)%
As a percentage of net sales	32.1%	36.6%
Selling and marketing expense for the nine months ended September 30, 2025 decreased $21.7 million, or 23.7%, compared to the nine months ended September 30, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense and sales commission expense, and lower marketing related spend and depreciation and amortization expense.
Research and Development

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Research and development	$3.9	$5.1	$(1.1)	(22.2)%
As a percentage of net sales	1.8%	2.0%
Research and development expense for the nine months ended September 30, 2025 decreased $1.1 million, or 22.2%, compared to the nine months ended September 30, 2024. The decrease is primarily driven by lower personnel-related expenses, partially offset by higher other professional services expenses.
General and Administrative

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
General and administrative	$90.3	$93.7	$(3.4)	(3.7)%
As a percentage of net sales	41.3%	37.4%
General and administrative expense for the nine months ended September 30, 2025 decreased $3.4 million, or 3.7%, compared to the nine months ended September 30, 2024. The decrease is primarily driven by lower share-based compensation expense, depreciation expense, and other general corporate spend, and bad debt recoveries. The decrease is partially offset by higher legal fees, amortization expense, and severance expense.

Interest Expense, Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Nine Months Ended September 30,		Change
(in millions)	2025	2024	Amount	%
Interest expense	$13.0	$7.9	$5.0	63.0%
Interest income	$(7.4)	$(14.4)	$7.0	(48.4)%
Change in fair value of warrant liabilities	$(0.3)	$(3.0)	$2.6	N/M
Other income, net	$(18.8)	$(33.5)	$14.7	(43.8)%
N/M - Not meaningful
Interest expense for the nine months ended September 30, 2025 increased $5.0 million compared to the nine months ended September 30, 2024, primarily due to interest and amortization of debt issuance costs related to the 2028 Notes, partially offset by lower outstanding balances related to the 2026 Notes.

Interest income for the nine months ended September 30, 2025 decreased $7.0 million compared to the nine months ended September 30, 2024 primarily due to lower average invested balances and interest rates during the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company recognized income of $0.3 million related to the change in the fair value of the warrant liabilities, as compared to income of $3.0 million for the nine months ended September 30, 2024, driven primarily by the fluctuation of the price of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”).

Other income, net for the nine months ended September 30, 2025 included $18.1 million net gain related to the exchange and repurchases of the 2026 Notes. Other income, net for the nine months ended September 30, 2024 included $33.4 million net gain related to the repurchases of the 2026 Notes.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the 2026 Notes, and (iv) net proceeds received from the exercise of public and private placement warrants. As of September 30, 2025, we had cash, cash equivalents, and restricted cash of $219.4 million.

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

During the three months ended September 30, 2024, there were no repurchases related to the 2026 Notes. During the nine months ended September 30, 2024, the Company repurchased $192.3 million principal amount of the 2026 Notes for $156.1 million and recognized a net gain of $33.4 million, which includes $2.8 million of unamortized debt issuance costs related to the repurchase.

During the three months ended September 30, 2025, there were no repurchases related to the 2026 Notes. During the nine months ended September 30, 2025, the Company repurchased $20.0 million principal amount of the 2026 Notes for $18.4 million and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs related to the repurchase. The net gain is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Convertible Senior Secured Notes - 2028
On May 21, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of the 2026 Notes (the “Existing Notes”). Pursuant to the Exchange Agreements, the Company exchanged and repurchased $413.2 million aggregate principal amount of the Existing Notes. Of the $413.2 million aggregate principal amount of the Existing Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”), and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million. The exchange and repurchase resulted in a net gain of $16.6 million, which includes $3.1 million of unamortized debt issuance costs and $0.9 million of other related fees. The Company incurred $11.4 million of debt issuance costs related to the exchange and repurchase of its Existing Notes which are being amortized over the term of the 2028 Notes using the effective interest method.

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

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Cash, cash equivalents, and restricted cash at beginning of period	$370.1	$523.0
Operating activities:
Net loss	(1.4)	(18.8)
Non-cash adjustments	21.2	51.6
Changes in working capital	2.5	(33.2)
Net cash provided by (used for) operating activities	22.3	(0.3)
Net cash used for investing activities	(3.8)	(5.9)
Net cash used for financing activities	(174.4)	(157.6)
Net change in cash, cash equivalents, and restricted cash	(155.9)	(163.8)
Effect of foreign currency translation	5.2	(0.3)
Cash, cash equivalents, and restricted cash at end of period	$219.4	$358.9

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2025 was $22.3 million, as compared to net cash used for operating activities of $0.3 million for the nine months ended September 30, 2024. The change in cash provided by operating activities was primarily related to lower working capital usage and changes in net loss and non-cash adjustments. The current year net loss and non-cash adjustments include $18.1 million of net gain related to the exchange and repurchases of the 2026 Notes. The prior year net loss and non-cash adjustments include $33.4 million of net gain related to the repurchases of the 2026 Notes and the prior year changes in working capital includes the impact of the costs associated with the Syndeo Program of $21.0 million.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2025 was $3.8 million, as compared to $5.9 million for the nine months ended September 30, 2024. The change in cash used for investing activities was due to lower capital expenditures during the nine months ended September 30, 2025.

Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2025 was $174.4 million, as compared to $157.6 million for the nine months ended September 30, 2024. The cash used for financing activities for the nine months ended September 30, 2025 was primarily related to the exchange and repurchases of the Company’s 2026 Notes. The cash used for financing activities for the nine months ended September 30, 2024 was primarily related to the repurchases of the Company’s 2026 Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as a result of the material weakness in our internal control over financial reporting related to the Company’s inventory process as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

Remediation Plan for Material Weakness

The Company, with oversight from our Audit Committee, has made progress on its remediation plan specific to the material weakness, with the completion of the following remediation activities as of September 30, 2025:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 8, 2024, Hydrafacial filed an appeal in the Federal Circuit Court of Appeals challenging the New York Court’s final judgment and summary judgment decision of Cartessa’s non-infringement regarding the fourth patent-in-suit. On November 13, 2024, Cartessa filed a cross-appeal challenging the New York Court’s final judgment and summary judgment decision of granting Hydrafacial’s motion for summary judgment of no invalidity regarding the fourth patent-in-suit. The parties exchanged their opening briefs on March 12, 2025 and June 20, 2025. Hydrafacial expects the hearing for this appeal to be scheduled in the later half of 2026.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial has asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung has consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, the parties concluded the evidentiary hearing on April 9-15, 2025. The parties filed post-hearing briefs in May 2025 and the judge issued an initial determination on August 26, 2025, finding that the patent is valid and infringed by Cartessa’s products. The initial determination recommended an exclusion order and cease and desist order against Cartessa that would prevent importation or sale of Cartessa’s hydrodermabrasion systems within the United States. The initial determination has been certified to the Commission and it is expected to issue a final determination by the end of 2025.

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

Eunsung Global Corp (and Sinclair Pharma Ltd. and Aesthetic Management Partners, Inc.) - IPRs

On September 30, 2024, Eunsung filed a Petition for inter partes review (“IPR”), IPR2024-01491, challenging the validity of Hydrafacial’s U.S. Patent No. 11,865, 287 (the “’287 Patent”). On November 25, 2024, Sinclair Pharma Ltd and Aesthetic Management Partners, Inc. (“AMP”) filed a similar IPR Petition, IPR2025-00145, challenging the same patent and relying on the same arguments. On January 10, 2025, Eunsung filed an IPR Petition, IPR2025-00445, challenging the validity of Hydrafacial’s U.S. Patent No. 9,550,052 (the “’052 Patent”). On January 13, 2025, Eunsung filed an IPR Petition, IPR2025-00452, challenging the validity of Hydrafacial’s U.S. Patent No. 12,053,607. On January 14, 2025, Eunsung filed an IPR Petition, IPR2025-00453, challenging the validity of Hydrafacial’s U.S. Patent No. 11,446,477 (the “’477 Patent”). On April 11, 2025, the U.S.P.T.O. Board denied institution of the first IPR challenging the ’287 Patent (IPR2024-01491). On June 2, 2025, the U.S.P.T.O. Board granted institution of the second IPR challenging the ’287 Patent (IPR2025-00145). In July 2025, Sinclair and AMP filed copycat IPR Petitions challenging the ’052 Patent and ’477 Patent (IPR2025-01169 and IPR2025-01217, respectively) based on the same arguments as Eunsung’s corresponding IPR Petitions. In July 2025, Eunsung terminated each of its IPR proceedings against Hydrafacial. The only IPR proceedings still pending against Hydrafacial are the three Sinclair and AMP IPRs (IPR2025-00145, IPR2025-01169, and IPR2025-01217). These remaining IPR proceedings are in their early stages, with one being instituted in June 2025, and the others still awaiting institution decisions that are expected to come in the first half of 2026. Hydrafacial plans to vigorously defend its patents against each of these challenges.

Medicreations LLC

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Case”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. On July 26, 2024, Medicreations filed a motion to dismiss the complaint. On March 3, 2025, the court issued an order dismissing a few of Hydrafacial’s claims to specific remedies, but the majority of the case and claims will move forward. On May 13, 2025, Hydrafacial filed a Motion for Preliminary Injunction that was denied in October 2025. The Medicreations Case is proceeding through discovery with depositions being scheduled. Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Medicreations.

Sinclair Pharma US, Inc

On July 24, 2024, Hydrafacial filed a complaint against Sinclair Pharma US, Inc (“Sinclair”), and its distributor Viora, Inc (“Viora”), in the United States District Court for the Central District of California, Case No. 2:24-cv-06250 (the “Sinclair Case”), for patent infringement arising from Sinclair’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Sinclair Case was stayed pending the resolution of an ITC investigation against Sinclair. The ITC investigation was terminated in February 2025, and the district court judge lifted the stay in the Sinclair Case. This case is now proceeding into the discovery phase. Hydrafacial will seek monetary damages and plans to vigorously pursue its claims against Sinclair and Viora.

Aesthetic Management Partners Inc.

On July 8, 2024, Hydrafacial filed a complaint against AMP in the United States District Court for the Western District of Tennessee, Case No. 2:24-cv-02480-JPM-TMP (the “AMP Case”), for patent infringement arising from Aesthetic Management Partners’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The AMP Case was stayed due to a corresponding ITC investigation. The ITC investigation was terminated in February 2025, and the judge lifted the stay.

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

Luvo Medical Technologies Inc

On August 16, 2024, Hydrafacial filed a complaint against Luvo Medical Technologies Inc (“Luvo”), Healthcare Markets, Inc (“Healthcare Markets”), and their foreign manufacturer Eunsung in the United States District Court of Utah, Case No. 2:24-cv-00587 (the “Luvo Case”), for patent infringement arising from Healthcare Markets’ sale of Luvo’s hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Luvo Case was stayed due to the corresponding ITC Luvo Matter, but pursuant to the ITC settlement agreement, the parties filed a consent judgment in the Luvo Case that terminated the case as to Luvo and Healthcare Markets. This case continued against Eunsung until the parties achieved a settlement in July 2025, wherein Eunsung agreed to a consent judgment as well. As a result, the Luvo Case has been dismissed.

On August 7, 2024, Hydrafacial filed a complaint against Luvo, its distributor Healthcare Markets, Medical Purchasing Resource, eMIRAmed, and its manufacturer, MIRAmedtech, in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 16, 2024, and the investigation was assigned investigation number 337-TA-1417 (the “ITC Luvo Matter”). In the ITC Luvo Matter, Hydrafacial has asserted that Luvo, Healthcare Markets, Medical Purchasing Resource, and eMIRAmed USA, LLC (“eMIRAmed”) infringe Hydrafacial’s U.S. Patent No. 11,446,477, which is not asserted in the ITC Cartessa Matter or ITC Sinclair Matter, and relates to hydrodermabrasion systems. After a mediation between the parties, on March 17, 2025, Hydrafacial signed a settlement agreement with Luvo and Healthcare Markets. As a result, the ITC has terminated the investigation as to Luvo and Healthcare Markets, and issued default judgment against the remaining respondents.

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

Med Spa Essentials, LLC

On March 6, 2025, Hydrafacial filed a complaint against Med Spa Essentials, LLC (“MS Essentials”) in the United States District Court for the Central District of California, Case No. 2:25-cv-01994 (the “MS Essentials Case”), for trademark infringement, false designation of origin, unfair competition, tortious interference, and other causes of action relating to Hydrafacial’s trademark rights. Before filing any response to the complaint, MS Essentials agreed to shut down its business and stop all unlawful acts alleged in the complaint. The parties entered into a settlement agreement and filed a consent judgment, dismissing this case in July 2025.

Candela Corp.

On April 3, 2025, Hydrafacial filed a complaint against Candela Corp. (“Candela”), and its manufacturer Termosalud S.L. (“Termosalud”), in the United States District Court for the District of Delaware, Case No. 1:25-cv-00418-JLH (the “Candela Case”), for patent infringement arising from Candela’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Candela Case is in its early stages of discovery and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Candela and Termosalud.

BQ Aesthetix & Co., LLC

On June 24, 2025, Hydrafacial filed a complaint against BQ Aesthetix & Co., LLC d/b/a Bellatrix USA (“Bellatrix”) in the United States District Court for the Southern District of Florida, Case No. 0:25-cv-61262-AHS (the “Bellatrix Case”), for patent infringement arising from Bellatrix’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed seven of Hydrafacial’s patents on its device. The Bellatrix Case is in its early stages of discovery and Hydrafacial is seeking monetary damages and plans to vigorously pursue its claims against Bellatrix.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case is assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, the Company filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and the Company filed its reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties can complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On April 16, 2025, the court so-ordered the parties’ stipulation. On May 5, 2025, the plaintiffs filed an amended complaint. On July 11, 2025, Defendants filed a motion to dismiss the amended complaint in its entirety. The Court scheduled a hearing on Defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied Defendants’ motion to dismiss. Defendants’ answer to the amended complaint is due November 24, 2025.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them.

Customer Class Action

On October 24, 2024, Jason Davalos (“Jason Davalos”), Sonia Davalos (“Sonia Davalos”, and collectively with Jason Davalos, the “Davaloses”), and Sol Tan Tanning & Spa LLC (“Sol Tan”, and collectively with the Davaloses, the “Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint against Hydrafacial LLC d/b/a The Hydrafacial Company and The Beauty Health Company (collectively, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Customer Class Action”). The case is captioned Jason Davalos, Sonia Davalos, Sol Tan Tanning & Spa LLC, on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, and The Beauty Health Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.) The complaint alleges that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purport to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States, of Class Action Defendants’ Syndeo machines. The complaint asserts five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer production statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought in the complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Customer Class Action complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Customer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the court’s Notice of Initial Pretrial Conference. On the same day, the court endorsed the joint submission and ordered Plaintiff to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025. On June 2, 2025, Plaintiff and fifteen other alleged purchasers of the Syndeo machines filed an amended complaint asserting: (1) violations of N.Y. G.B.L., § 349 (Count IV), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (Count V), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (Count I); (4) breach of express and implied contract and class-wide rescission (Count II); and (5) breach of express warranty (Count III). The relief sought in the amended complaint includes monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. On June 23, 2025, Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Jennifer Skuratov d/b/a Spa Thirsty in full; (iv) dismiss all claims against the Company in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. The parties are currently engaged in discovery while they await the Court’s ruling on Defendants’ partial motion to dismiss.

The Company believes that the claims asserted in the Customer Class Action have no merit and Class Action Defendants intend to vigorously defend them

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. Although oral argument before the Delaware Court of Chancery on the Motion to Dismiss is scheduled for January 7, 2026, the parties held a mediation on November 4, 2025 and have reached agreement on certain terms of a mutually agreeable resolution. However, the settlement discussions are ongoing and any final resolution is subject to the parties’ execution of a final settlement agreement and the Delaware Court of Chancery’s approval.

The Company believes that the claims asserted in the Consolidated Derivative Action have no merit and intends to vigorously defend them.

Securities and Exchange Commission (the “SEC”) Subpoena

On January 11, 2024, the Company was informed that the SEC is conducting a formal investigation of the Company related to, among other things, the allegations brought against the Company in the Securities Class Action lawsuit. The Company has subsequently received subpoenas from the SEC for the production of documents and information related to its investigation. The Company is in the process of responding to the subpoenas and intends to fully cooperate with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2025, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended September 30, 2025, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	June 11, 2024
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.2	June 11, 2024
3.4	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	August 1, 2025
3.5	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Indenture, dated May 27, 2025, between The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	10-Q	001-39565	4.4	August 7, 2025
4.5	Form of Note representing the 7.95% Convertible Senior Secured Notes due 2028 (included as Exhibit A to Exhibit 4.4)	10-Q	001-39565	4.5	August 7, 2025
4.6	Supplemental Indenture No. 1, dated September 4, 2025, among The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39565	4.1	September 4, 2025
4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 12, 2025
10.1	Employment Agreement with Pedro Malha, dated September 29, 2025	8-K	001-39565	10.1	September 30, 2025
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on May 10, 2021)	8-K	001-39565	10.2	September 30, 2025
10.3	Separation Agreement, by and between The Beauty Health Company and Marla Beck, dated October 13, 2025	8-K	001-39565	10.1	October 17, 2025

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	General Release of all Claims, by and between The Beauty Health Company and Marla Beck, dated October 10, 2025	8-K	001-39565	10.2	October 17, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
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

THE BEAUTY HEALTH COMPANY

Date:	November 6, 2025	By:	/s/ Pedro Malha
		Name:	Pedro Malha
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2025	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)