Form 10-K
period 2025-12-31
Beauty Health Co
filed 2026-03-12
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-39565

The Beauty Health Company
(Exact name of registrant as specified in its charter)

Delaware	85-1908962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 E. Burnett Street Long Beach, CA 90815	(800) 603-4996
(Address of Principal Executive Offices, including zip code)	(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	SKIN	The Nasdaq Capital Market
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $158.4 million. Solely for purposes of this disclosure, shares of Class A Common Stock held by executive officers and directors of the registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.
As of March 9, 2026, there were 127,773,050 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement to be delivered to its stockholders in connection with the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

THE BEAUTY HEALTH COMPANY
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

Unless the context indicates otherwise, references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025, to the “Company,” “we,” “us,” “our” and similar terms refer to The Beauty Health Company (f/k/a Vesper Acquisition Corp.) and its consolidated subsidiaries. References to “Vesper” refer to Vesper Healthcare Acquisition Corp. prior to the consummation of the Business Combination (as defined below).

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the financial position, business strategy, and the plans and objectives of management for our future operations, are forward-looking statements. Forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. When used in this Annual Report on Form 10-K, the words “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” “scheduled” or “should,” or, in each case, their negative or other variations or comparable terminology are intended to identify forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control. There can be no assurance that actual results will not materially differ from expectations. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•increased competitive activity from companies in the skin care and hair care businesses;
•our ability to develop, produce, and market new products on which future operating results may depend and to successfully address challenges in our business;
•risks related to global economic and societal disruptions from the impact of prior terrorist attacks in the United States, threats of future attacks, police and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions;
•the outcome of the ongoing litigation and Securities and Exchange Commission (the “SEC”) investigation;
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
•the potential impact of a prolonged government shutdown;
•the loss of one or more of the Company’s executive officers and other key employees;
•the ability to maintain the Company’s listing on Nasdaq; and
•other risks and uncertainties set forth in the section titled “Risk Factors.”

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
•Our new product introductions may not be, and at times in the past have not been, as successful as we anticipate.
•Any damage to our reputation or brand may materially and adversely affect our business, financial condition and results of operations.
•Our success depends, in part, on the quality, efficacy and safety of our products.
•Our growth and profitability are dependent on a number of factors, and any historical growth may not be indicative of future growth.
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
•We currently face, and may continue to face, product liability claims, which could result in unexpected costs and damage our reputation.
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
•We are currently, and may continue to be, subject to securities litigation, which is expensive to defend and could divert management’s attention.

PART I

Item 1. Business.

Company Overview

The Beauty Health Company (the “Company” or “we”) is a global medical aesthetics company delivering an integrated ecosystem of clinically proven solutions designed to help consumers achieve superior skin health and support the success of providers. Anchored by Hydrafacial, a leading and widely requested professional skincare treatment, and supported by complementary offerings including SkinStylus microneedling and HydraScalp powered by Keravive, the Company combines advanced device technology, proprietary consumables, and clinical validation to deliver trusted treatment experiences through an omnichannel network of providers worldwide.

Our Brands

The following chart reflects our brand portfolio:

Hydrafacial is our flagship brand and cornerstone of our portfolio.

Hydrafacial is a pioneer and created the category of hydradermabrasion with its patented delivery system (“Delivery System”) that cleanses, extracts, and hydrates the skin with proprietary solutions and serums.

The treatment extends to the scalp through the Company’s HydraScalp powered by Keravive treatment, which is designed to support the hair’s natural growth by cleansing, exfoliating, and hydrating the scalp and hair follicles for a visibly improved appearance of healthier, thicker, fuller-looking hair.
SkinStylus is a pioneer in nano-channeling and microneedling where its products are designed to provide either a non-invasive (nano-channeling) or minimally-invasive (microneedling) skin treatment to individuals.

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

Serums	Optional add-on to target specific skin concerns. Offering includes proprietary booster serums that are Hydrafacial branded as well as some that are co-developed via collaborations with various skincare brands.
Approximately 1-2 treatments per serum vial.

The Hydrafacial Experience

A Hydrafacial treatment is a noninvasive hydradermabrasion process that utilizes a patented Delivery System to cleanse, extract, and hydrate the skin with proprietary solutions and serums. We believe Hydrafacial treatments are accessible and appropriate for consumers across all genders, ages, skin types, and skin tones.

A Hydrafacial treatment is clinically proven to improve skin quality, delivering results that are instantly gratifying and glowing. The experience culminates in the reveal of a “gunkie” container that collects dead skin cells and debris that were extracted from the skin during the Hydrafacial treatment. We believe the instant gratification provided by our Hydrafacial treatment generates high consumer and provider affinity for our brand.

A summary of the Hydrafacial treatment is set forth below. In addition, consumers and providers can personalize their Hydrafacial treatments to target specific skin concerns or needs by choosing the abrasion of the tip, adding customized chemical peels, various serums, LED light therapy, and/or lymphatic drainage. Furthermore, a Hydrafacial treatment can be applied to the neck/decolletage, back, hands, or other parts of the body.

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

HydraScalp powered by Keravive Products

At the core of the HydraScalp product offering is the Keravive Peptide Solution that is designed to be delivered to an individual’s scalp using a Hydrafacial Delivery System and custom tips, and a take home spray that is intended to be used once daily at home for 30-days after an individual receives an in-office HydraScalp treatment to help support the appearance of healthier, thicker, fuller-looking hair.

We are evaluating the optimal re-launch strategy for HydraScalp and believe it will take time before sales of HydraScalp become a meaningful part of our business.

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

SkinStylus SteriLock Microsystem (for nano-channeling)

The SkinStylus SteriLock Microsystem can also be used as a nano-channeling device where it and its related accessories are intended to help enhance the penetration and absorption of topical products and improve exfoliation to promote smoother and more luminous-looking skin.The SkinStylus SteriLock Microsystem, when used in connection with nano-channeling services, is considered to be a cosmetic device.

Product Development Pipeline

Boosters

A key differentiating factor of the Hydrafacial treatment is our optional add-on serums that are delivered via a Hydrafacial Delivery System and clinically proven to increase absorption of topical products as compared to manual application to the skin. Hydrafacial develops its own boosters, as well as partners with leading skincare brands to co-develop these serums that tailor a Hydrafacial treatment based on a consumer’s skincare concerns (each, a “Booster”, and collectively, “Boosters”).

By leveraging the unique technologies of our partners, we believe our Booster strategy allows us to innovate rapidly and cost effectively, staying current with dynamic skincare trends and gaining exposure to new consumers through our partner brands. We currently offer a portfolio of approximately 15+ Boosters and intend to continue strategically developing Hydrafacial branded and partnership boosters internationally and locally to offer innovative and tailored Booster products to our consumers.

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

Growth Strategy in General

Our strategic objective is to establish BeautyHealth as a leader in medical aesthetics by delivering an integrated ecosystem of solutions that combine devices, consumables, clinical credibility, and brand strength to achieve superior skin health outcomes for consumers and positive economic outcomes for providers.

We believe our platform benefits from several foundational advantages, including a globally recognized brand, a large installed base of Hydrafacial systems across provider practices worldwide, and a consumables-driven economic model that should generate meaningful operating leverage when utilization increases. Our strategy is focused on unlocking the full economic potential of these assets by strengthening commercial execution, increasing utilization across our installed base, and continuing to invest in clinically meaningful innovation.

Our commercial model is designed to create a reinforcing cycle of growth. Our brand and marketing initiatives help generate consumer demand, which drives client traffic into provider practices. Increased client traffic drives treatment utilization per device, and higher utilization increases demand for consumables, which would serve as a key driver of our revenue and margin profile. As providers experience increased client demand and revenue, we believe this would help incentivize them to expand their use of our technologies, upgrade systems, and deepen their relationship with our platform.

To accelerate this flywheel, we are focused on the following strategic priorities:

1.Salesforce excellence, including strengthening commercial discipline and adopting a value-based selling approach to help activate our installed base and expand provider relationships;

2.Marketing discipline, focused on generating consumer demand that supports provider success and reinforces the clinical credibility of our platform; and

3.Focused innovation, prioritizing clinically supported technologies and products that expand the capabilities of our platform and improve provider economics

Salesforce Excellence

We are evolving our commercial organization toward a more structured, data-driven model consistent with leading medical technology companies. Historically, much of our commercial success was relationship-driven; however, we believe the next phase of growth requires greater discipline, segmentation, and performance management.

We are transitioning to a value-based selling approach designed to clearly demonstrate the economic and clinical benefits of our platform to providers. This includes strengthening our clinical and economic differentiation, improving how we segment and prioritize accounts, and implementing structured sales planning processes.

Our commercial focus includes both expanding the number of provider practices on our platform and increasing utilization across our existing installed base, including taking measures to work toward reactivating lower-utilization accounts. We are also investing in improved commercial analytics and tools that allow us to monitor activation, utilization, and retention across the installed base, enabling more precise management of commercial performance.

Marketing Discipline

Our marketing strategy is focused on generating demand that directly supports provider growth and strengthens the value proposition of our platform. We are working to refine the positioning of Hydrafacial as a clinically credible skin health platform supported by science, outcomes, and provider education.

We also intend to expand consumer demand generation programs designed to increase consumer awareness and direct traffic to our provider network. These initiatives are intended to increase treatment utilization within provider practices while reinforcing the role of providers as trusted experts in skin health.

In addition, we are working to expand the commercial contribution of technologies within our portfolio, including SkinStylus, which participates in the growing microneedling and nano-channeling category and represents an opportunity to broaden treatment offerings within provider practices, as well as HydraScalp powered by Keravive.

Focused Innovation

Innovation remains a central component of our long-term growth strategy. Our approach prioritizes clinically supported technologies and products that strengthen our platform and improve provider economics.

Our innovation pipeline includes the development of next-generation Hydrafacial systems designed to drive upgrades across our installed base which we believe should meaningfully expand our market share. We are also investing in a focused portfolio of clinically supported boosters and consumables designed to increase booster attachment rates, enhance treatment protocols, and improve provider profitability.

While Hydrafacial has historically been viewed primarily as a single treatment, we believe it represents the foundation of a broader skin health platform. Our vision is to integrate devices, boosters, protocols, and complementary technologies into a comprehensive ecosystem for providers and consumers. We are also exploring selective commercial and technology partnerships that may expand our product ecosystem and enhance the value we deliver to providers.

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

Industry Overview

We operate within the global medical aesthetics industry, a market focused on improving skin health and appearance through clinically supported, non-invasive and minimally invasive treatments delivered by licensed providers. We believe the category is experiencing sustained long-term growth driven by evolving consumer behavior, increasing provider adoption of advanced technologies, and a broader shift toward preventative and routine skin health.

Several industry trends continue to support growth in the category. Consumers are increasingly prioritizing skin health as part of their overall wellness routines and continue to invest in treatments even during periods of broader consumer spending pressure. At the same time, consumer preferences are shifting toward outcomes that look healthy, natural, and authentic, driving demand for non-invasive and minimally invasive treatments that can be incorporated into regular skin health regimens. Consumers are also more informed than ever before and increasingly seek treatments supported by clinical outcomes.

The provider landscape is also evolving. Practices are increasingly focused on technologies that generate client demand and deliver attractive economic returns, while treatment protocols are increasingly combining multiple modalities—such as lasers, microneedling, injectables, and skin health treatments—to improve clinical outcomes and client satisfaction.

Within this evolving landscape, we believe Hydrafacial occupies a differentiated position. Our treatments are non-invasive, clinically credible, and repeatable, enabling providers to incorporate them into routine skin health protocols. Hydrafacial treatments also serve as an accessible entry point for consumers into the aesthetics category, helping providers attract new clients while creating opportunities for additional procedures within their practices.

Hydrafacial is also highly versatile, with treatments suitable across genders, age groups, skin tones, and skin types. Because the treatment is repeatable and easily integrated into provider workflows, it fits naturally into preventative skin health routines and combination treatment protocols.

We believe these industry dynamics—including growing demand for non-invasive treatments, clinically supported outcomes, and combination therapy approaches—favor companies with strong provider relationships, scalable platforms, and recurring revenue models.

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

Marketing Approach

We deploy a business-to-business-to-consumer marketing model with targeted strategies to engage relevant audiences through a combination of live and digital experiences. With aided brand awareness at 38% among U.S. esthetics consumers (Ipsos. 2025 Consumer Survey; n=1100), we are focused on maximizing our organic presence and introducing our brand to highly targeted consumer growth markets around the world. With approximately 60% U.S. market share in the microdermabrasion category, we continue to innovate and drive growth via novel treatment protocols by launching new Boosters, combination treatment regimens, and new indications backed by clinical data and real-world evidence.

Push and Pull Marketing

Our ability to effectively market our brands is critical to our operational success. Part of our marketing spend is based on a targeted “push and pull” marketing model that engages with both providers and consumers. On the “push” side, we foster relationships with our providers by investing in proprietary training programs, educational content-branding initiatives, digital marketing materials, and a loyalty program that offers tiered pricing on Consumables based on the provider’s spend. To support the “pull” side of our products, we are investing in tactics to drive consumer demand such as gift-with-purchase promotions, in-office events, targeted paid campaigns, and regional experiences such as influencer spa days conducted in partnership with key accounts and local influencers to promote both the Hydrafacial brand and product offerings. We believe enhancing our sales force effectiveness with “pull” side marketing initiatives will be key to driving year-over-year account growth.

Digital Marketing

We are also continuously innovating with digital marketing strategies to drive incremental revenue, brand equity, and customer/consumer engagement by elevating our digital presence, e-commerce capabilities, social media presence, and influencer marketing efforts. We are currently in the process of enhancing our digital infrastructure over the next 1-2 years to help improve user experience, maximize organic engagement, and drive online sales through artificial intelligence (“AI”) assisted targeting/check-out functions.

Customers

The majority of our customers are providers within the professional medical industry (dermatologists, plastic surgeons, and medical spas), esthetician, and beauty retail industry (spas, hotels, and other retailers). We currently sell approximately 69% of our Delivery Systems and Consumables into the professional medical channel in the United States and Canada. We expect this trend where the majority of our sales will be within the professional medical channel to continue on a global scale. No individual customer accounted for 10% or more of our net sales in fiscal 2025. In 2025, total net sales derived from markets outside the United States and Canada comprised approximately 35% of total net sales.

Trademarks, Patents and Domain Names

As of December 31, 2025, we had a total of 226 patents with 84 pending patent applications worldwide to protect Hydrafacial’s current and contemplated technology platform. We also have 3 patents to protect certain aspects of the cartridge and needling system for the SkinStylus SteriLock Microsystem.

Our patent portfolio covers key aspects of certain products, systems, and designs, including several issued U.S. patents directed to features of the Hydrafacial MD® liquid-based skin exfoliation system. As of the date of this report, the portfolio includes 10 issued U.S. patents directed to the manifold and console of the Hydrafacial MD® system and skin treatment tips used in the system that will expire in March 2026. Following the expiration of these patents, third parties may be able to manufacture or commercialize products that incorporate features previously covered by such patents, which could result in increased competition or the introduction of competing products that incorporate similar features. Although these patents are scheduled to expire in March 2026, we do not believe that the expiration of these patents will have a material impact on our revenue. We continue to maintain patent protection in the U.S. and worldwide related to current and contemplated products and technologies, including handpieces, tips, improvements to the console and the like.

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

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a premarket notification submitted under Section 510(k) of the FDCA, to follow a regulatory process that the FDA uses to classify low-to moderate-risk devices for which there is no predicate device already on the market (the “De Novo pathway”), or approval of a premarket approval application (“PMA”). Under the FDCA, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure the device’s safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”); facility registration and product listing; reporting of adverse medical events; and truthful and non-misleading labeling, advertising, and promotional materials. Class II and Class III devices are subject to the FDA’s General Controls, and Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, post-market surveillance, patient registries, and any additional recommendations set forth in FDA guidance documents.

While most Class I devices are exempt from the premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification application under Section 510(k) of the FDCA before engaging in commercial distribution for the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Alternatively, low to moderate risk novel medical devices for which there is no existing predicate may submit a De Novo classification request through which the FDA may establish a new classification for the device, Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting, some implantable devices, or devices that have a new intended use or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA. Some pre-amendment devices, which are devices legally marketed prior to May 28, 1976, are unclassified but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed.

510(k) Clearance Marketing Pathway

To obtain 510(k) clearance, the sponsor must submit to the FDA a premarket notification submission demonstrating that the proposed device is as safe and effective as, or “substantially equivalent” to, a legally marketed predicate device. A predicate device is a legally marketed device that was legally marketed prior to May 28, 1976 (pre-amendment device), a device which has been reclassified from Class III to Class II or I, a device which has been found to be substantially equivalent through the 510(k) process, or a device that was granted marketing authorization via the De Novo classification process under Section 513(f)(2) of the FDCA and not exempt from premarket notification requirements. Once submitted, the FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. In addition, FDA collects user fees for certain medical device submissions and annual fees for medical device establishments. For fiscal year 2026, the standard user fee for a 510(k) premarket notification submission is $26,067, with the fee being $6,517 for small businesses.

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

Over the last several years, the FDA has proposed and implemented several changes to modernize and strengthen the 510(k) clearance process. Future proposals or the finalization of any unimplemented proposals could include increased requirements for clinical data and a longer review period, or could make it more difficult for manufacturers to utilize the 510(k) clearance process for their products by limiting the number of devices available for use to demonstrate equivalence as a predicate device.

One such proposal was announced in November 2018, where the FDA indicated that it planned to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. These proposals included plans to potentially sunset certain older devices that were used as predicates under the 510(k) clearance pathway, and to potentially publish a list of devices that have been cleared on the basis of demonstrated substantial equivalence to predicate devices that are more than 10 years old. These proposals have not yet been finalized or adopted, although the FDA may work with Congress to implement such proposals through legislation.

Further, in September 2019, the FDA issued revised final guidance describing an optional “safety and performance based” premarket review pathway for manufacturers of “certain, well-understood device types” to demonstrate substantial equivalence under the 510(k) clearance pathway by showing that such device meets objective safety and performance criteria established by the FDA, thereby obviating the need for manufacturers to compare the safety and performance of their medical devices to specific predicate devices in the clearance process. The FDA has developed and maintains a list of device types appropriate for the “safety and performance based” pathway and continues to develop product-specific guidance documents that identify the performance criteria for each such device type, as well as the testing methods recommended in the guidance documents, where feasible.

More recently, in September 2023, the FDA released three draft guidance documents proposing recommendations on best practices for selecting a predicate device, situations in which clinical data may be necessary in a 510(k) submission, and evidentiary expectations for 510(k) submissions for implanted devices. The FDA recommended the use of best practices such as choosing a predicate device that meets or exceeds expected safety and performance, or that does not have unmitigated use-related or design-related safety issues. Further, the FDA recommended that manufacturers describe how the best practices in guidance documents were used to select the predicate device chosen in the 510(k) summary of their new device. Additionally, the FDA outlined situations in which innovation in materials could lead to differences in the technological characteristics of a new device and the predicate device, which may result in the need for clinical data in a 510(k) submission. Updated recommendations for manufacturers of implant devices regarding the design and execution of appropriate performance testing for 510(k) submissions, and the content and labeling information to be included, were also outlined and are expected to be considered in future applications. The FDA also introduced guidance regarding the use and device status of products that utilize artificial intelligence that may be utilized in the marketplace, and relevant considerations for approval, testing, and marketing of these devices. Furthermore, as devices continue to become more interconnected, cybersecurity risks continue to develop and grow exponentially. As a result, the FDA released guidance on the evolving landscape of cybersecurity threats in relation to premarket review and quality systems. The FDA intends to promote consistency, facilitate efficient premarket review, and ensure that devices are sufficiently resilient to cybersecurity threats by establishing recommended design, labeling, and documentation of testing to be included in premarket submissions of relevant devices.

While the FDA has not substantially altered the 510(k) process within the past year, the FDA can always release new guidance or make changes to the program in the future, which could significantly impact the clearance and/or approval process for applicable medical devices.

De Novo Classification Pathway

Novel medical devices, for which general controls alone or special controls provide reasonable assurance of safety and effectiveness for intended use, may seek approval through the De Novo pathway. A device that is classified into Class I or Class II via a De Novo classification request may be marketed and may also be used as a predicate device for future 510(k) submissions. The De Novo classification request standard user fee for fiscal year 2026 is $173,782 and the small business fee is $43,446.

PMA Pathway

Class III devices require PMA approval before they can be marketed, although some pre-amendment Class III devices for which FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities, and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. Various actions can result in the pause or reset of the 180-day timeframe, resulting in an extended and lengthy approval process. These actions can include requests for additional information or data to supplement the application, panel reviews if the FDA determines expert panel input would be useful, or any decision by a manufacturer to make an administrative appeal regarding an FDA determination during this process. As mentioned above, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a pre-approval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR. PMA applications are also subject to the payment of user fees, which for fiscal year 2026 includes a standard application fee of $579,272 or a small business fee of $144,818.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance when deemed necessary to protect public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

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

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required to support a 510(k) submission or De Novo classification request. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”) regulations that govern investigational device labeling and prohibit promotion of the investigational device while specifying an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety, or welfare of a patient and either is implanted; used in supporting or sustaining human life; substantially important in diagnosing, curing, mitigating or treating disease, or otherwise preventing impairment of human health; or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, which may include animal or laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit the clinical trial to proceed under a conditional approval.

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

The FDA finalized the Quality Management System Regulation (“QMSR”) on February 2, 2024, which replaces the prior QSR and incorporates the international standard ISO 13485:2016 by reference. The QMSR becomes effective February 2, 2026. Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR/QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR/QMSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodically scheduled and unscheduled inspections by the FDA. Failure to maintain compliance with the QSR/QMSR requirements could result in an adverse inspection or audit reports such as Form 483 Notices of Inspectional Observations; the shut-down of, or restrictions on, manufacturing operations; recall, market withdrawal, or seizure of marketed products; or other enforcement actions by the FDA or other regulatory agencies. The discovery of previously unknown problems with any marketed products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval, or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

In the United States, the FDA has not yet promulgated finalized regulations establishing GMPs (as defined below) for cosmetics. However, Congress enacted MoCRA on December 29, 2022, which directed the FDA to implement a set of new regulatory requirements that previously were not applicable to cosmetic products. Pursuant to MoCRA, the FDA now subjects manufacturers and cosmetic products to requirements such as facility registration and product listing requirements, adverse event reporting requirements, and other labeling requirements. The ongoing implementation timeline of MoCRA is uncertain as the FDA was required to promulgate final regulations implementing GMPs for cosmetics by December 29, 2025, a deadline which has now passed. The FDA has not indicated when the agency plans to promulgate final regulations implementing GMPs for cosmetics as required by MoCRA and this could occur at any time. Subsequently, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. Until then, the FDA’s existing draft guidance on cosmetic GMPs, most recently updated in June 2013, and other guidance such as the FDA’s Good Manufacturing Practice (“GMP”) Guidelines/Inspection Checklist current as of November 2025, will continue to provide guidance and recommendations related to process documentation, recordkeeping, building and facility design, and equipment maintenance and personnel. Compliance with these recommendations can reduce the risk that products will be adulterated or misbranded in violation of the FDCA and its regulations.

In addition to GMP requirements, MoCRA brought on additional changes and updates to FDA’s cosmetics regulations. For example, cosmetic manufacturing and processing facilities are required to be registered with FDA, and products must be listed with FDA. Adulterated or misbranded cosmetic products are subject to recalls that are mandated by FDA, similar to medical devices. In addition, a responsible person, as defined under FDA regulations, is required to report any serious adverse events that result from the use of a cosmetic product manufactured, packaged, or distributed by the person, and the records relating to each adverse event report must be kept for six years. Additionally, cosmetic labels need to identify the responsible person for the purpose of serious adverse event reporting, and cosmetic labels need to identify fragrance allergens.

The FDA also requires that manufacturers maintain product complaint and recall files and voluntarily report adverse events to the agency. The FDA monitors compliance of cosmetic products through market surveillance and inspection of cosmetic manufacturers and distributors to ensure that the products are not manufactured under unsanitary conditions or labeled in a false or misleading manner. Inspections also may arise from consumer or competitor complaints filed with the FDA. In the event the FDA identifies unsanitary conditions, false or misleading labeling, or any other violation of FDA regulation, FDA may require, request, or a manufacturer may independently decide to conduct a recall or market withdrawal of a product or to make changes to its manufacturing processes or product formulations or labels.

State Regulation of Cosmetics

In addition to federal regulation of cosmetics, some states regulate cosmetics to a limited degree, generally focusing on substances used in cosmetic products. For example, California implemented the Cosmetic Fragrance and Flavor Ingredient Right to Know Act of 2020, which requires companies selling cosmetic products in the state to report the presence of any fragrance or flavor ingredient listed on designated hazard lists. Similarly, Washington’s Toxic-Free Cosmetics Act restricts sale of cosmetic products that contain certain specified compounds.

Regulation of Drugs

Even if a product is intended for use as a cosmetic, certain marketing claims, functional characteristics, or other factors can result in the product being considered a drug product by the FDA. Drug products are regulated differently from cosmetics and generally require FDA approval through a New Drug Application (“NDA”), Abbreviated New Drug Application (“ANDA”), or FDA monograph process before they can be marketed. The Company does not currently market any drug products; however, it may in the future market certain products that could be considered over the counter (“OTC”) drugs and subject to FDA regulations.

Regulation of OTC Drugs

In the United States, OTC drugs are regulated by the FDA under the FDCA. There are two primary regulatory pathways for bringing an OTC drug to market in compliance with FDA requirements: the drug application process, and the OTC drug monograph process.

Under the drug application process, a sponsor must submit an NDA or ANDA to FDA for approval before marketing the product. A sponsor may also seek approval to market a new drug directly as a non-prescription drug. To support such applications, sponsors typically conduct consumer behavior studies to demonstrate that consumers can use the OTC drug safely and effectively without the supervision of a healthcare provider. These studies include label comprehension studies to assess whether consumers understand the Drug Facts labeling in hypothetical situations, self-selections studies to evaluate whether consumers can determine if the drug is appropriate for their respective health condition, actual use studies to examine real-world use to confirm safe and effective self-treatment, and human factors studies to assess product design to minimize use-related hazards. The FDA also encourages sponsors to engage early with the Office of Nonprescription Drugs (for NDA products) or the Office of Generic Drugs for (ANDA products) and to review FDA guidance on these processes. Once the FDA approves the application, the product may be marketed, provided it complies with all labeling and manufacturing requirements.

Under the OTC drug monograph process, certain OTC drugs may be marketed without an approved NDA or ANDA if they comply with an applicable OTC monograph and other requirements under the FDCA. An OTC monograph establishes conditions under which an OTC drug is generally recognized as safe and effective for its intended use, including specifications for active ingredients, uses, dosage, routes of administration, labeling, and testing. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) added Section 505G to the FDCA, modernizing the OTC monograph framework. A key change introduced by the CARES Act was introducing an administrative order system, which allows the FDA to add, remove, or modify OTC monograph conditions more efficiently and keep pace with scientific and technological advancements.

The administrative order process can be initiated by either industry (any person or group of persons marketing, manufacturing, processing, or developing a drug) or FDA. For industry-initiated orders, an entity submits an OTC Monograph Order Request to the FDA, which, if accepted for filing, is reviewed by the FDA. The FDA then issues a proposed order, followed by a public comment period of at least 45 days, and subsequently a final order. The FDA may also initiate an order on its own, following the same process. In both scenarios, all final orders are subject to dispute resolution, administrative hearings, and judicial review. Manufacturers are also expected to monitor FDA announcements and guidance closely and to engage with the agency to ensure compliance with these requirements.

Like all other drug products regulated by the FDA, the agency requires that OTC drug labeling and claims be truthful and not misleading. OTC drugs may not be marketed or labeled for uses other than the terms or phrases established in the applicable OTC drug monograph or NDA/ANDA. Any claims beyond the scope of the monograph or approved NDA/ANDA may render the product misbranded. FDA monitors compliance through inspections and market surveillance and may take enforcement actions, including recalls, if products are found to be adulterated, misbranded, or otherwise in violation of the FDCA.

State of Regulation of OTC Drugs

In addition to federal regulations of OTC drugs, individual states may regulate various activities related to the OTC drug industry at large. While in some cases federal law preempts states from imposing requirements that differ from or modify FDA rules governing OTC drugs, states may have authority to implement certain measures that protect public interests without creating conflict with federal law or regulations. State regulations can vary widely and include things such as age restrictions for the purchase of specific OTC products, limitations on quantity of product that can be purchased or sold, licensure requirements for various activities related to OTC drugs, such as manufacturing and wholesaling, and requirements governing professionals such as pharmacists.

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

Political Changes and Associated Legal Considerations

There have been significant political and legal developments that could impact regulatory agencies, including the FDA. These include broad restructuring within the federal government, major legal changes affecting the authority of administrative agencies, and shifts in enforcement priorities. Various court decisions have influenced how agencies operate and govern, while changes in personnel and organizational restructuring at agencies, such as the FDA, have altered oversight and compliance approaches. Additionally, evolving political priorities have led to changes in policy direction, which could affect how regulations are interpreted and enforced. While it is impossible to predict exactly what will occur, changes to the laws described in this filing are expected and could be significant. The impact and breadth of these changes is an important unknown and will require careful monitoring.

Foreign Government Regulation

In addition to United States regulations, we are subject to a variety of foreign government regulations applicable to medical devices, cosmetic products, and drugs.

Regulation of Medical Devices in the European Union

The European Union, (“EU”), has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”) which has been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directive whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive with regard to registration of economic operators and of devices, post-market surveillance, and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire on December 31, 2027.

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

Medical Devices Regulation

The regulatory landscape related to medical devices in the EU has now evolved. On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

The EU Medical Devices Regulation became effective on May 26, 2021. The new Regulation among other things:
•strengthens the rules on placing devices on the market (e.g., reclassification of certain devices and wider scope than the EU Medical Devices Directive) and reinforces surveillance once they are available;
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
•sets up a central database (“Eudamed”) to provide patients, healthcare professionals, and the public with comprehensive information on products available in the EU; and
•strengthens rules for the assessment of certain high-risk devices, such as implants, which may have to undergo a clinical evaluation consultation procedure by experts before they are placed on the market.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2024 under transitional provisions with a further ‘sell-off’ deadline by May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below. The European Commission further extended the transitional provisions of the EU Medical Devices Regulation through Regulation (EU) 2023/607 on March 15, 2023, whereby manufacturers and notified bodies are given more time to carry out, in accordance with the EU Medical Devices Regulation, the conformity assessment of devices covered by a certificate or declaration of conformity issued in accordance with the EU Medical Devices Directive. Moreover, the “sell-off” deadline in the EU Medical Devices Regulation is deleted which aims to prevent unnecessary disposal of safe devices. The transition period of devices is extended through December 31, 2027 or December 31, 2028 depending on the device risk classification and certain other conditions being satisfied. On December 16, 2025, the European Commission proposed to amend the EU Medical Devices Regulation in order to simplify requirements, reduce administrative burden, and enhance the predictability and cost‑efficiency of notified body certification. The proposal will now proceed through the ordinary legislative procedure, with the European Parliament and Council each discussing the European Commission’s proposal and potentially proposing revisions. Formal adoption of the proposal is not expected before the second quarter of 2027.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to Eudamed, unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the unique device identifier (“UDI”) database. These new requirements aim at ensuring better identification and traceability of the devices. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Some of the modules within Eudamed (e.g. registration; UDI) have been already available to economic operators for voluntary use. On June 13, 2024, the EU adopted Regulation 2024/1860 which provides for a gradual roll out of the different modules within Eudamed. Rather than waiting until Eudamed as a whole is fully functional, the legislative amendment aims to speed up the mandatory use of individual modules of Eudamed that are confirmed functional. Until a certain module is functional and thus mandatory under Eudamed, the corresponding provisions of the EU Medical Devices Directive continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators. Commission Decision (EU) 2025/2371 declared the full functionality of the first four modules of Eudamed. The modules include: actor registration, UDI/device registration, notified bodies and certificates and market surveillance systems. Under the transitional provisions set out in Regulation 2024/1860, this decision triggers a six-month transition period, after which the four modules will become mandatory from May 28, 2026.

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

The aforementioned EU rules are generally applicable in the European Economic Area, which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland.

United Kingdom (“UK”) Regulation of Medical Devices following Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”), has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the UK Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to the three pre-existing EU directives governing active implantable medical devices, general medical devices and in vitro diagnostic medical devices whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit (as defined below) transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA (but manufacturers were given a grace period of four to 12 months to comply with the new registration process) before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or its authorized person or third-party company acting on its behalf (the “UK Responsible Person”) has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA in line with the grace periods. All medical devices require in principle a UK Conformity Assessed (“UKCA”) mark, but manufacturers can continue to place CE marked medical devices on the UK market during a transitional period. This transitional period was extended through newly introduced legislation effective June 30, 2023, to take account of the new transitional measures taken under the EU Medical Devices Regulation. While CE marking continues to be recognized on the UK market, UKCA marking is not recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

An MHRA public consultation was opened until end of November 2021 on the post-Brexit regulatory framework for medical devices and diagnostics. In June 2022, the UK government published its response to the consultation regarding the new UK medical device regulatory framework which seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive, the EU AIMD and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create a new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostic medical devices regulation, and foster sustainability through the reuse and remanufacture of medical devices. The core elements of the new regime regarding pre-market requirements are expected to come into force in 2026, subject to appropriate transitional arrangements. The consultation indicated that the MHRA will publish guidance in relation to the changes to the regulatory framework and may rely more heavily on guidance to add flexibility to the regime. A subsequent consultation on the new pre-market regime was opened on November 14, 2024 which closed on January 5, 2025. The first part of the government response to the consultation was published on February 26, 2025 and the second part on July 22, 2025. The responses will inform the regulatory reforms, which will introduce additional measures that must be taken before a device can be put on the market. This new pre-market legislation will be implemented by way of amending the Medical Devices Regulations 2002 and is expected to come into effect in 2026. By way of Statutory Instruments 2024 No. 1368, the UK already introduced amendments to the UK Medical Device Regulations 2002 regarding post-market surveillance. These amendments came into effect on June 16, 2025.

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

On July 8, 2025, the European Commission published a proposal for the simplification of the current EU Cosmetics Regulation 1223/2009. This includes planned simplifications in processes and documentation requirements, intended to facilitate the work of cosmetic product manufacturers. The European Commission’s proposal is currently under review by the EU co-legislators (European Parliament and Council).

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

Regulation of Medicinal Products in the EU

Similar to the United States, products which are intended for use as a cosmetic could be reclassified as a medicinal product in view of certain claims, composition, functional characteristics, presentation, or other factors. Medicinal products are regulated differently from cosmetics and require a marketing authorization before they can be placed on the EU market. Authorization may be obtained through one of the EU authorization procedures and must be supported by appropriate quality, safety, and efficacy data. The Company does not currently market any medicinal products in the EU; however, it may in the future market certain products that would be considered prescription or non-prescription (OTC) medicines and would therefore be subject to EU and Member State medicinal product requirements.

In the European Economic Area (which is comprised of 27 Member States of the EU plus Norway, Iceland and Liechtenstein), medicinal products can only be commercialized after a related marketing authorization has been granted. Marketing authorization for medicinal products can be obtained through several different procedures. These are through a centralized, mutual recognition procedure, decentralized procedure, or national procedure (if marketing authorization is sought for a single EU Member State). The holder of an EU marketing authorization for a medicinal product must also comply with the EU’s pharmacovigilance legislation. This includes requirements to conduct pharmacovigilance, or the assessment and monitoring of the safety of medicinal products.

Various requirements apply to the manufacturing and placing on the EU market of medicinal products. Manufacture of medicinal products in the EU requires a manufacturing authorization, and import of medicinal products into the EU requires a manufacturing authorization allowing for import. The manufacturing authorization holder must comply with various requirements set out in the applicable EU laws, regulations and guidance. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients (“APIs”), including the manufacture of APIs outside of the EU with the intention to import the APIs into the EU. Similarly, the distribution of medicinal products within the EU is subject to compliance with the applicable EU laws, regulations and guidelines, including the requirement to hold appropriate authorizations for distribution granted by the competent authorities of the EU Member States. Marketing authorization holders, manufacturing authorization holders, and/or distribution authorization holders may be subject to civil, criminal or administrative sanctions, including suspension of manufacturing authorization, in case of non-compliance with the EU or EU Member States’ requirements applicable to the manufacturing of medicinal products.

In the EU, the advertising and promotion of medicinal products are subject to EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (the “SmPC”), as approved by the competent authorities in connection with a marketing authorization approval. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Breaches of the rules governing the promotion of medicinal products in the EU could be penalized by civil, criminal or administrative sanctions, which may include fines and imprisonment. These laws may further limit or restrict the advertising and promotion of medicinal products to healthcare professionals. Advertising of medicinal products that contain psychotropic and narcotic substances is in any case prohibited.

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

Human Capital Resources

Employees

We have built a team of industry professionals focused on beauty health. As of December 31, 2025, we employed 613 employees, of whom approximately 80% were salaried, with the remainder being compensated on an hourly basis. Set forth below is the geographic makeup of our workforce:

Geographic Location	Number of Employees	% of Total Workforce
United States of America (1)	414	67%
Asia-Pacific (“APAC”)	30	5%
Europe, Middle East, and Africa (“EMEA”)	128	21%
Canada & Latin America	41	7%
Total	613	100%
__________
(1)    As of December 31, 2025, 187 of these employees were based in our Long Beach, California headquarters.

None of our employees are represented by a labor organization or are a party to any collective bargaining arrangement. We believe we continue to maintain strong employee relations, which is consistent with employee feedback we received in prior years and reinforced through ongoing employee interactions and communication channels.

Talent Attraction and Development

Hiring, retaining, and developing the best talent globally is key to our success in sustaining long-term growth.

We employ targeted marketing practices through our careers website, which personalizes a user’s experience based on jobseeker location and searching behavior. Jobseekers can also apply for roles from anywhere using any device.

Our talent strategy is focused on employee engagement and investments in career development, as well as measuring, recognizing, and rewarding performance. Our investments include providing programs to ensure our employees are equipped with the right skillsets and knowledge, as well as providing opportunities to transfer to other functions or regions through short-term and long-term assignments. For instance, we provide eligible employees with a 3-5 day training program that informs and educates our employees about our business model, marketing strategies, and other related topics about our business operations. We believe these programs and opportunities create a pipeline of talent and leadership among our employees, while fostering a sense of shared ownership necessary to drive and deliver on our long-term strategy.

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

Our objective in creating an environment of inclusion is to enhance our ability to attract and retain the best talent globally and promote a sense of belonging. We continuously encourage a culture of fairness, equal access to opportunities, including positions of leadership, and transparency in employment matters. We have enhanced our strategy in many areas including hiring, employee engagement, development, and talent management to further support diversity and inclusion across our organization. For instance, we have identified several priorities designed to guide our efforts in this matter such as creating an environment where every employee feels included and valued for who they are, and promoting equal opportunity in recruitment, hiring, training, development, and advancement across our organization.

As of December 31, 2025, a breakdown of our workforce is as follows:

Employee Population	Race/Ethnicity		Gender
	% Minority (1)	% White	% Female	% Male
U.S. Workforce	53%	47%	64%	36%
U.S. Managers & Above	43%	57%	60%	40%
U.S. Officers	29%	71%	43%	57%
__________
(1)     In the United States, 53% of employees identified as Black or African American, Hispanic or Latino, American Indian, Alaska Native, Asian American, Native Hawaiian, or other Pacific Islander.

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

Item 1A. Risk Factors.

You should carefully consider the following risks in addition to the other information included in this Annual Report on Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

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

Our new product introductions may not be, and at times in the past have not been, as successful as we anticipate.

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

We have continued to refine our process for the development, evaluation and validation of our new product concepts. Nonetheless, each new product launch involves risks, as well as the possibility of unexpected results. For example, when we initially launched the Syndeo Delivery System back in March 2022, many customers with Syndeo 1.0 and Syndeo 2.0 builds began to experience frequent treatment interruptions and unacceptable device conditions. In addition to issues such as distractive noise and difficult bottle insertion, a significant issue with these models was low flow and clogs in the system, due to recommended maintenance requiring overly rigorous levels to prevent serum build-up inside the system’s fluidics manifold. Throughout 2022 and the first half of 2023, we made several enhancements to each version of the Syndeo in an effort to address and remediate these issues, but despite these efforts, performance interruptions that negatively impacted customer productivity and satisfaction continued to persist. In July 2023, we developed Syndeo 3.0 and has noted a significant improvement in user experience and a substantial decline in initial return rates compared to 1.0 and 2.0 models, primarily due to hardware and software enhancements that automate and force effective rinse cycles and manifold cleaning with an air blast procedure that reduce build-up and clogging as well as improvements in the connector to the Delivery System’s handpiece to facilitate user cleaning. During the third quarter of 2023, we decided that it would only market and sell Syndeo 3.0 Delivery Systems, and as a result, designated all 1.0 and 2.0 models on-hand as obsolete.

In addition, the acceptance of new product launches and sales to our providers may not be as high as we anticipate, due to lack of acceptance of the products themselves or their price, or limited effectiveness of our marketing strategies. Furthermore, our ability to launch new products may be limited by delays or difficulties affecting the ability of our suppliers or manufacturers to timely manufacture, distribute and ship new products. We may also experience a decrease in sales of certain existing products as a result of newly launched products. Any of these occurrences could delay or impede our ability to achieve our sales objectives, which could have a material adverse effect on our business, financial condition and results of operations.

Any damage to our reputation or brand may materially and adversely affect our business, financial condition and results of operations.

We believe that developing and maintaining our brand is critical and that our financial success is directly dependent on consumer perception of our brand. Furthermore, the importance of brand recognition and brand differentiation may become even greater as our competitors offer more products that are similar to our products.

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

The growth of our brand also depends largely on our ability to provide a high-quality consumer experience, which in turn depends on our ability to bring innovative products to the market at competitive prices that respond to consumer demands and preferences. Our ability to provide a high-quality consumer experience will depend, in part, on our ability to provide reliable customer service and tech support, as well as a reliable and user-friendly website interface and mobile applications for our consumers to browse and purchase products on our e-commerce websites.

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

If we are unable to preserve our reputation, enhance brand recognition and brand differentiation, and increase positive awareness of our products and Internet platforms, it may be difficult for us to maintain and grow our consumer base, and our business, financial condition and results of operations may be materially and adversely affected.

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

Our growth and profitability are dependent on a number of factors, and any historical growth may not be indicative of future growth.

Achieving growth at any point in time should not be considered indicative of future performance. We may be unsuccessful in executing our growth strategy, and even if we achieve our strategic plan, we may be unable to sustain profitability. In future periods, our revenue could decline or grow more slowly than we expect. In addition, we may incur significant losses in the future for a number of reasons, including as a result of the following risks and the other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications, delays or other unknown factors:
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

We have yet to establish any history of profitable operations. We reported a loss from operations of $20.8 million during the year ended December 31, 2025. We expect to incur additional operating losses for the foreseeable future. Furthermore, our strategic plan will require a significant investment in product development, sales, marketing and administrative programs, which may not result in the accelerated revenue growth that we anticipate. As a result, there can be no assurance that we will ever generate substantial revenues or achieve or sustain profitability.

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

In order to deepen our market penetration and raise awareness of our brand and products, we continue to spend on marketing activities, which may not ultimately prove successful or an effective use of our resources.

To increase awareness of our products and services domestically and internationally, we continue to spend, and anticipate spending in the future on marketing activities. Our marketing efforts and costs are significant and include national and regional campaigns involving print media, social media, additional placements and alliances with strategic partners. We attempt to structure our advertising/marketing campaigns in ways we believe will most likely increase brand awareness and adoption; however, there is no assurance our campaigns will achieve the returns on advertising spend desired or successfully increase brand or product awareness sufficiently to sustain or increase our growth goals, which could have an adverse effect on our gross margin and business overall.
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

As of the filing date of this Annual Report on Form 10-K, we are in compliance with all of our debt covenants. However, we may be unable to satisfy financial covenants in the future, which could materially and adversely affect our ability to finance future operations, such as acquisitions or capital needs. If our earnings substantially decrease or we are unable to obtain future financings on terms acceptable to us, it is possible that we would be unable to make payments of principal and interest due under our 1.25% Convertible Senior Notes due October 2026 (the “2026 Notes”), where such 2026 Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association (the “2026 Indenture”), or under our 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”, and together with the 2026 Notes, the “Notes”), where such 2028 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association (the “2028 Indenture”, and together with the 2026 Indenture, the “Indentures”), which would result in a default under the Notes. A default under either of the Notes, among other things, would trigger the counterparty’s ability to immediately demand payment without any further action or notice by such party.

If we are unable to repay in full or refinance our debt obligations on commercially reasonable terms, or at all, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt obligations or we could be forced into bankruptcy or liquidation.

If our cash from operations is insufficient to meet our current or future operating needs, expenditures and debt service obligations, our business, financial condition and results of operations may be materially and adversely affected.

Our ability to generate cash to meet our operating needs, expenditures and debt service obligations will depend on our future performance and financial condition, which will be affected by financial, business, economic, legislative, regulatory and other factors, including potential changes in costs, pricing, the success of product innovation and marketing, competitive pressure and consumer preferences. We may also require additional cash resources due to changed business conditions or other future developments, including any marketing initiatives, investments or acquisitions it may decide to pursue. If our cash flows and capital resources are insufficient to fund our debt service obligations and other cash needs, we could face substantial liquidity problems and could be forced to reduce or delay marketing initiatives, investments, acquisitions and capital expenditures or to dispose of material assets or operations, to sell our equity or debt securities, or to restructure or refinance our indebtedness. Our Notes may restrict our ability to take these actions, and we may be unable to affect any such alternative measures on commercially reasonable terms, or at all. The sale of our equity securities would result in dilution to our existing stockholders. The incurrence of additional indebtedness would result in increased debt service obligations and operating and financing covenants that could restrict our operations. If additional financing is unavailable to us in amounts or on terms acceptable to us, our business, financial condition and results of operations could be adversely affected.

The terms of our Notes require us to meet certain operating and financial covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

Each of the Indentures governing the Notes contains certain restrictive covenants including covenants restricting our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and our subsidiaries. These covenants may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Furthermore, a failure to satisfy these covenants would constitute an event of default under the Notes.

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

Under accounting principles generally accepted in the United States of America (“GAAP”), we review goodwill and long-lived asset group for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Additionally, goodwill is required to be tested for impairment at least annually. The qualitative and quantitative analysis used to test goodwill are dependent upon various assumptions and reflect management’s best estimates. Changes in assumptions may cause a change in circumstances indicating that the carrying value of goodwill or the asset group may be impaired. For more information, see Part II, Item 7 “Critical Accounting Policies and Estimates — Goodwill and Intangible Assets” and Part II, Item 8 “Financial Statements and Supplementary Data — Note 2 - Summary of Significant Accounting Policies — Goodwill” in this Annual Report on Form 10-K.

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

Components used in our products are complex in design, and our products may contain undetected errors or result in failures when first introduced or when new versions are released. Despite product testing efforts and testing by current and potential customers, we have previously found errors in new products that we developed and released for commercial use in the past, and it is possible that errors will be found in a new product or enhancement after commercial shipments have commenced. The occurrence of product defects and/or technological flaws has previously, and could in the future, result in negative publicity, delays in product introduction, the diversion of resources to remedy defects, loss of or delay in industry acceptance and adoption or claims by customers against us, and could cause us to incur warranty obligations and additional costs, any one of which could adversely affect our business. Furthermore, the failure of our products to perform as promised could result in increased costs, lower margins, liquidated damage payment obligations, and harm to our reputation and brand.

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

We are implementing the use of AI solutions, including machine learning and generative AI tools that collect, aggregate, and analyze data to assist in the development of our products and in the use of internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our competitors or other third parties may incorporate AI into their business, services, and products more rapidly or more successfully than us, which could hinder our ability to compete effectively and adversely affect our results of operations. Implementing the use of AI successfully, ethically and as intended, will require significant resources. In addition, the use of AI may increase cybersecurity and data privacy risks, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information. The technologies underlying AI and their use cases are rapidly developing, and it is not possible to predict all of the legal, operational or technological risks related to the use of AI. While new AI initiatives, laws, and regulations are emerging and evolving, or have been adopted such as the European Union’s Artificial Intelligence Act, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.

Risks related to conducting business internationally

International sales and operations comprise a significant portion of our business, which exposes us to foreign operational, political and other risks that may harm our business.

A significant portion of our revenue comes from international sales and we maintain international operations, including supply and distribution chains that are, and will continue to be, a significant part of our business. Since our growth strategy depends in part on our ability to penetrate international markets and increase the localization of our products and services, we aim to increase our sales and presence outside the United States, particularly in markets we believe to have high-growth potential. However, the substantial up-front investment required to enter new markets, the lack of consumer awareness of our products in certain jurisdictions outside of the United States, differences in consumer preferences and trends between the United States and other jurisdictions, the risk of inadequate intellectual property protections and differences in packaging, labeling and related laws, rules and regulations are all substantial matters that need to be evaluated prior to doing business in new jurisdictions, and make the success of our international efforts uncertain.

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
•    difficulties in managing international operations, including any travel restrictions imposed on us or our customers;
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

Legal, political, and economic uncertainty surrounding the exit of the United Kingdom from the European Union continue to be a source of instability and uncertainty.

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

Any legal, regulatory, or policy changes by the United States government could significantly affect our business as well as the markets in which we operate. Specific legislative and regulatory proposals and contemplated or implemented executive action that might materially impact our business include, but are not limited to, promoting access to healthcare via market competition and pricing transparency, enhancing flexibility and choice in healthcare at the state and individual level, prioritizing domestic production and further increasing or shifting tariffs on imports (which may complicate and increase costs associated with our supply chain), and rolling back regulatory initiatives adopted under the previous administration. We cannot predict whether industry initiatives to seek tariff carve-outs for devices or other life sciences goods and products will be successful and the risks related to tariffs are changing rapidly and in an unpredictable manner.

Disruption due to any government shutdown and personnel or policy changes at regulatory agencies, including the FDA, may hinder our ability to operate our business as intended.

Recent and potential future turnover in leadership and staff at the FDA, as well as ongoing operational and political turmoil, could introduce uncertainty and disruption to our business. Our ability to commercialize our Delivery Systems and Consumable products in the United States is heavily dependent on the FDA's regulatory processes. High rates of staff turnover, vacancies in key leadership positions, and shifting political priorities can lead to delays in product reviews and approvals, create uncertainty regarding the implementation of new regulations that may impact our ability to market our products, lead to inconsistent application of regulations, and changes in enforcement policies and priorities. Such disruptions could impede our ability to obtain premarket clearance or approval for new products and delay the introduction of new cosmetic products. Substantial volatility and uncertainty have surrounded both the present activities of federal regulatory agencies and their future, including termination of a substantial number of employees at many agencies, and re-hiring of a substantial number of such employees at certain regulatory agencies, such as the FDA. The current administration also has issued, and is expected to continue relying upon, executive orders to address a wide range of policy areas, some of which may impact our business and could create significant and unexpected risk or uncertainty related to our operations and products. The current administration has also delayed or put on pause a number of initiatives at the FDA. Such political developments may require us to allocate significant time, resources, and expense to modifying our policies and procedures, processes, systems, and practices to ensure compliance or adapt to the new regulatory climate, particularly to the extent such actions are subject to protracted and uncertain legal challenges. To the extent changes in the political environment have a negative impact on us or on our markets, our business, results of operation, and financial condition could be materially and adversely affected in the future.

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

For example, Congress enacted MoCRA on December 29, 2022, which directed FDA to implement a set of new regulatory requirements that previously were not applicable to cosmetic products. Pursuant to MoCRA, FDA now subjects manufacturers and cosmetic products to requirements such as facility registration and product listing requirements, adverse event reporting requirements, and other labeling requirements. The FDA was required to promulgate by December 29, 2025 final regulations implementing GMPs for cosmetics, a deadline that has been delayed multiple times and the regulations are still forthcoming. Moreover, depending on how we market the products, they could also be regulated as both drugs and cosmetics simultaneously, as the categories are not mutually exclusive. The statutory and regulatory requirements applicable to drugs are extensive and require significant resources and time to ensure compliance. For example, if any of our products intended to be sold as cosmetics were to be regulated as drugs or as medical device accessories, we might be required to conduct, among other things, clinical trials to demonstrate the safety and efficacy of these products. We may not have sufficient resources to conduct any required clinical trials or to ensure compliance with the premarket, post market and manufacturing requirements applicable to drugs and medical devices. If the FDA determines that any of our products intended to be sold as cosmetics should be classified and regulated as drug or medical device products but we are unable to comply with the applicable requirements, we may be unable to continue to market those products. Any inquiry into the regulatory status of our products and any related interruption in the marketing and sale of these products by any regulatory agencies, such as the FDA, could damage our reputation and image in the marketplace.

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

Furthermore, any new FDA guidance or publication of reports authored by federal agencies that might be applicable to our business, such as reports assessing certain risks or safety related to certain ingredients, could introduce new risks that may harm our business. These reports could provide support for future FDA regulatory efforts that impact our business, new state or federal laws, federal agency enforcement actions, or civil litigation including class action lawsuits, which could disrupt and harm our business.

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

Uncertainty in regulatory frameworks and changes in applicable laws and regulations may affect our ability to commercialize products.

Our ability to market and sell our products in certain jurisdictions is subject to evolving laws and regulations, including those relating to product registration, safety, labeling, import/export controls, and commercial practices. Changes in applicable laws, regulations, regulatory interpretations, or enforcement policies in any country where we operate or seek to operate could adversely affect our ability to obtain or maintain required approvals, increase our compliance costs, delay product launches, or restrict or prohibit the sale of our products in such jurisdictions. If we are unable to comply with new or modified legal requirements on a timely basis, our business, financial condition, and results of operations could be materially adversely affected.

Our business is subject to extensive and continuing regulatory compliance obligations. If we fail to obtain and maintain necessary market clearances from the FDA and other marketing authorizations or certifications from counterpart foreign regulatory authorities or notified bodies for our applicable products and indications, if clearances or other marketing authorizations or certifications for future products and indications are delayed or not issued, if we or any third-party suppliers or manufacturers fail to comply with applicable regulatory requirements, or if there are U.S. federal or state level or comparable foreign regulatory changes, our commercial operations could be harmed.

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

Before a new drug, medical device, or a new use of, or claim for, an existing medical device product can be marketed in the United States, it must first receive marketing authorization from the FDA unless it is exempt from such requirements. Authorization processes can be expensive and lengthy. Our future products and enhancements or changes to products may require new 510(k) clearance, premarket approval, authorization from the FDA or listing with the FDA, as well as state licenses as may be applicable to the manufacturing or distribution of medical devices. The currently marketed medical devices are marketed pursuant to 510(k) clearances we have obtained or are exempt from the requirement to obtain such clearance or other form of marketing authorization.

Medical devices and drug products may be marketed only for the indications for which they are authorized, approved, or cleared, or for which they are classified as exempt from such premarket requirements. If the FDA disagrees with us concerning the scope or applicability of a clearance or exemption with respect to a device or its marketing, or any drug product or its marketing, we may be required to change its promotional and/or labeling materials and/or stop marketing that product and may need to pursue additional authorizations or conduct product recalls, corrections, or removals. We may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, existing products in a timely fashion, or at all and may be found by the FDA to be in violation of these authorities. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices.

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

Our facilities are subject to regulation under the FDCA and FDA implementing regulations. With respect to our medical device products, we are required to demonstrate and maintain compliance with the FDA’s current Good Manufacturing Practices, referred to as the Quality System Regulation until February 2, 2026 when these regulations are replaced by the FDA’s new Quality Management System Regulation. The QMSR, like the QSR which preceded it, is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage, and shipping of medical device products. The FDA enforces the QMSR through periodic announced or unannounced inspections. Because we are subject to the QMSR, we are subject to such inspections. Any failure by us to take satisfactory corrective action in response to an adverse inspection could result in enforcement actions against us, including warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution. Any of these actions could significantly and negatively impact the supply of our products and could cause our sales and business to suffer. In addition, we are subject to standards imposed on our activities outside of the United States. A failure to comply with applicable regulations governing the manufacture of our products could have a material adverse effect on our business, financial condition, and results of operations.

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

Our medical device products are either exempt from marketing authorization requirements or are subject to the 510(k) clearance process or certification outside the United States. We may only use labeling, including promotional materials, that are consistent with the specific indication(s) for use included in the FDA exemption regulation, 510(k) clearance or certification, or in the case of our cosmetic products, that are consistent with the kinds of claims that are permitted to be used for cosmetics under the FDCA, and as applicable to the specific product. If we choose to market an over-the-counter drug product at any time in the future, this product must comply with the associated FDA monograph for the applicable drug product or any FDA approval we have obtained. If the FDA or other authorities determine that our promotional or training materials constitute the unlawful promotion of an off-label use, they could request that we modify our training or promotional materials and/or subject us to warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and/or criminal prosecution.

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

The FDA and foreign regulatory authorities have the authority to require the recall or recommend the market withdrawal, as applicable, of commercialized products subject to the agency’s jurisdiction in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. Companies may also choose to voluntarily recall a product if any material deficiency or regulatory violation is discovered. A government-mandated or voluntary recall could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future. Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA or foreign regulatory authorities may require, or we may decide, that we will need to obtain new approvals, clearances or certifications for the product before we may market or distribute the corrected product. Seeking such approvals, clearances or certifications may delay our ability to replace the recalled products in a timely manner. Moreover, if we do not adequately address problems associated with our products, we may face additional regulatory enforcement action, including warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals or clearances; seizures or recalls of products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future clearances or approvals for products; clinical holds; refusal to permit the import or export of products; and criminal prosecution.

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

The ability of the FDA, other government agencies and notified bodies to review and approve or certify new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, a government agency’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the government agency’s ability to perform routine functions. Average review times at the FDA, other government agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be cleared or approved or certified medical devices to be reviewed and/or cleared, approved or certified by necessary government agencies or notified bodies, which would adversely affect our business. For example, the United States government shut down in 2025 as well as several times in the past decade, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical and non-critical activities.

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

Furthermore, changes in the regulatory landscape in response to the tumultuous political environment both domestically and globally may result in significant changes to laws, regulations, and enforcement practices of various agencies that we may not be able to follow or may significantly change the way that our business operates. Changes to existing laws, regulations, and enforcement practices may cause us to experience losses, force us to discontinue the sale of certain products or alter the way our business sells products, force us to close certain facilities or restructure, and potentially cease operations in extreme circumstances. It is impossible to predict changes that may result from the rapidly shifting political and geopolitical landscapes, and the risks associated with these changes are not completely known.

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

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. On July 10, 2023, the European Commission adopted an adequacy decision for the EU–U.S. Data Privacy Framework (“DPF”), permitting transfers to U.S. organizations that are DPF‑certified while transfers to non‑certified U.S. recipients continue to require SCCs or another valid mechanism. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. On March 21, 2022, new versions of the UK SCCs came into force for transfer of data outside the United Kingdom, with a two-year grace period for transfer arrangements signed up until September 21, 2022, which can still rely on existing EU SCCs for data transfers to third countries until March 21, 2024. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, the EU’s institutions have been debating the ePrivacy Regulation, which would repeal and replace the current ePrivacy Directive that regulates electronic marketing and use of cookies and tracking technologies. The new guidance and the ePrivacy Regulation would together require extensive disclosure and consent, regulate web beacons and similar technology affecting our ability to use a users’ location and other data for personalized advertising, and alter the ability of advertisers to place ads across social media and the web. However, the proposed ePrivacy Regulation was officially withdrawn on July 16, 2025. Existing rules continue to come from the current ePrivacy Directive (2002/58/EC, as amended) as implemented in each EU Member State, alongside the GDPR. Several countries in Europe have also recently issued guidance on the use of cookies and similar tracking technologies which require an additional layer of consent from, and disclosure to, website users for third-party advertising, social media advertising and analytics. Regulation of cookies and similar technologies may lead to broader restrictions on our marketing and personalization activities and may negatively impact our efforts to understand users’ Internet usage, online shopping and other relevant online behaviors, as well as the effectiveness of our marketing and our business generally. Such regulations, including uncertainties about how well the advertising technology ecosystem can adapt to legal changes around the use of tracking technologies, may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing. The decline of cookies or other online tracking technologies as a means to identify and target potential purchasers may increase the cost of operating our business and lead to a decline in revenues. In addition, legal uncertainties about the legality of cookies and other tracking technologies may increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.

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

In addition, significant changes to the regulatory requirements for cosmetic products are expected in the coming year, although they have already been delayed several times since 2024. On December 29, 2022, Congress enacted MoCRA, adding significant new legal requirements applicable to cosmetic products. Many of the requirements became applicable on December 29, 2023 and throughout 2024, and new rules regarding manufacturing practices are expected in 2026. Notably, MoCRA required FDA to promulgate final rules for Good Manufacturing Practices for cosmetic products by December 29, 2025, which has now passed without the promulgation of these new final rules. These final rules could be released at any time or their delay could continue. If these final rules take effect, compliance with such GMP requirements will become mandatory for manufacturers of cosmetic products. We, as the manufacturer, and our products, will become subject to these requirements, and will need to expend capital to ensure that our manufacturing practices and labeling processes are compliant. There may be certain challenges to compliance with these requirements and failure to comply may result in enforcement actions from FDA and other regulatory agencies that could disrupt our business operations.

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

We currently face, and may continue to face, product liability claims, which could result in unexpected costs and damage our reputation.

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

In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future. Furthermore, we may have insufficient capital resources to pay a judgment, in which case our creditors could levy against our assets. Any product liability claim or series of claims brought against us could harm our business significantly, particularly if a claim were to result in adverse publicity or damage awards outside or in excess of our insurance policy limits. For more information about the product liability claims that we currently face, see Part II, Item 8 “Financial Statements and Supplementary Data — Note 8 - Commitments and Contingencies” in this Annual Report on Form 10-K.

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

Certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult or impossible for a third-party to acquire control of us or effect a change in our Board of Directors and management. These provisions include:
•the classification of our Board of Directors into three classes, with one class elected each year to serve for a term of three years;
•prohibiting cumulative voting in the election of directors;
•the ability of our Board of Directors to issue preferred stock without stockholder approval;
•the ability to remove a director only for cause and only with the vote of the holders of a majority of our voting stock;
•a special meeting of stockholders may only be called by our chairman of our Board of Directors, Chief Executive Officer, or upon a resolution adopted by an affirmative vote of a majority of the Board of Directors, and not by our stockholders;
•prohibiting stockholder action by written consent; and
•our stockholders must comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholder proposals on the agenda for consideration at any meeting of our stockholders.

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

We are currently, and may continue to be, subject to SEC investigations or legal proceedings in the future. The ultimate resolution of such investigations and lawsuits cannot be predicted, and the claims raised in these lawsuits may result in further legal matters or actions against us, including, but not limited to, government enforcement actions or additional private litigation. We cannot predict the outcome of any particular proceeding, or whether any SEC investigation will be resolved favorably or ultimately result in charges or material damages, fines or other penalties, enforcement actions, or civil or criminal proceedings against us or members of our senior management. For more information about our current SEC investigation , see Part II, Item 8 “Financial Statements and Supplementary Data — Note 8 - Commitments and Contingencies” in this Annual Report on Form 10-K.

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

As of March 9, 2026, there were 127,773,050 shares of our Class A Common Stock outstanding. In addition, the potential conversion of the 2026 Notes and 2028 Notes into shares of our Class A Common Stock represents the issuance of approximately 3,250,447 and 87,412,575 shares, respectively, of our Class A Common Stock. The potential issuance of these shares in the future would result in significant dilution to our current stockholders and could adversely affect both the price of our Class A Common Stock and the terms on which we could raise additional capital. In addition, the issuance and subsequent trading of shares of our Class A Common Stock could cause the supply of our Class A Common Stock available for purchase in the market to exceed the purchase demand for our Class A Common Stock. Such supply in excess of demand could cause the market price of our Class A Common Stock to decline.

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

We are currently, and may continue to be, subject to securities litigation, which is expensive to defend and could divert management’s attention.

In the past, following periods of market volatility in the price of a company’s securities or the reporting of unfavorable news, security holders have often instituted class action litigation. If the market value of our securities experience adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer. Any adverse determination in litigation could also subject us to significant liabilities. For more information about the securities litigation that we currently face, see Part II, Item 8 “Financial Statements and Supplementary Data — Note 8 - Commitments and Contingencies” in this Annual Report on Form 10-K.

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

We have never paid dividends on our capital stock and we do not intend to pay dividends for the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have never declared or paid any dividends on our Class A Common Stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Accordingly, investors should rely on sales of their Class A Common Stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have an enterprise-wide information security program designed to identify, protect, detect and respond to, and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we utilize various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a reasonably timely manner. These include, but are not limited to, internal reporting and tools for monitoring and detecting cybersecurity threats. We also use third party security tools to help identify, assess, mitigate, and remediate cybersecurity threats; however, we cannot guarantee that any third-party tools that we utilize will be successful in all circumstances or appropriate for their level of risk. We also consider cybersecurity risks associated with third-party service providers. We maintain incident response and business continuity plans designed to detect, respond to, and recover from cybersecurity incidents.

We evaluate the risks associated with technology and cybersecurity threats and monitor our information systems for potential weaknesses. We review and test our information technology system on an as-needed basis (and at least on an annual basis) and utilize internal team personnel to evaluate and assess the efficacy of our information technology system and enhance our controls and procedures. The results of these assessments are reported to our Audit Committee and, from time to time, our Board of Directors. We also provide periodic cybersecurity awareness training to employees.

Our information technology systems are equipped to detect directed and non-directed attacks such as viruses and malware that can lead to interruptions and delays in the sale and service of our Delivery Systems and Consumables, general business operations, as well as loss, misuse of data, or theft of intellectual property, confidential information, and personal information (of third parties, employees, providers, and end consumers). However, as of the date of this report, these incidents have not had a material impact on our systems or business operations. Any significant disruption to our business operations or access to our systems could lead to a decline in operational effectiveness, result in a loss of our providers, and adversely affect our business and results of operation. In addition, a penetration of our systems or a third party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation, and reputation risk, which could have a negative effect on our business, financial condition, and results of operations. Cybersecurity risks are considered as part of the Company’s overall enterprise risk management processes. For more information about the cybersecurity risks that we face, see the risk factor entitled, “We are increasingly dependent on information technology, and if we are unable to protect against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted” in Part I, Item 1A Risk Factors in this Annual Report on Form 10-K.

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

Our management team is responsible for assessing and managing our material risks from cybersecurity threats. The team (and team personnel who support our information security program) has primary responsibility for our overall cybersecurity program and supervises both our internal cybersecurity personnel and our retained external cybersecurity third party vendors and consultants. In addition, our team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal personnel, threat intelligence and other information obtained from governmental, public or private sources, including external vendors and consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment. The team is led by our Vice President of Technology, who also currently serves as our Chief Information and Security Officer, and has over 25 years of industry experience leading IT for organizations of similar size. Team personnel who support our information security program have relevant educational and industry experience, including holding similar positions at previous large companies and government entities.

Item 2. Properties.

Our principal executive office is located in Long Beach, California, where we lease a warehouse that is approximately 105,000 square feet, that serves as our headquarters, distribution center, manufacturing facility, and production facility. We also lease approximately 23,000 square feet of additional office space in Long Beach, California, of which approximately 15,000 square feet is sublet to a sublessee.

We occupy an experience center in New York, and outside of the United States, we lease office and/or warehouse space in Australia, Spain, France, Germany, the United Kingdom, and Mexico for employees in those markets.

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

On October 8, 2024, Hydrafacial filed an appeal in the Federal Circuit Court of Appeals challenging the New York Court’s final judgment and summary judgment decision of Cartessa’s non-infringement regarding the fourth patent-in-suit. On November 13, 2024, Cartessa filed a cross-appeal challenging the New York Court’s final judgment and summary judgment decision of granting Hydrafacial’s motion for summary judgment of no invalidity regarding the fourth patent-in-suit. The parties exchanged their opening briefs on March 12, 2025 and June 20, 2025. As of the date of this report, all briefing is complete, and Hydrafacial expects the hearing for this appeal to be scheduled later in 2026.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial has asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung has consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, the parties concluded the evidentiary hearing on April 9-15, 2025. The parties filed post-hearing briefs in May 2025 and the judge issued an initial determination on August 26, 2025, finding that the patent is valid and infringed by Cartessa’s products. The initial determination recommended an exclusion order and cease and desist order against Cartessa that would prevent importation or sale of Cartessa’s hydrodermabrasion systems within the United States. The initial determination has been certified to the Commission and it is expected to issue a final determination by the end of March 2026.

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

Eunsung Global Corp (and Sinclair Pharma Ltd. and Aesthetic Management Partners, Inc.) - IPRs

On September 30, 2024, Eunsung filed a Petition for inter partes review (“IPR”), IPR2024-01491, challenging the validity of Hydrafacial’s U.S. Patent No. 11,865, 287 (the “’287 Patent”). On November 25, 2024, Sinclair Pharma Ltd and Aesthetic Management Partners, Inc. (“AMP”) filed a similar IPR Petition, IPR2025-00145, challenging the same patent and relying on the same arguments. On January 10, 2025, Eunsung filed an IPR Petition, IPR2025-00445, challenging the validity of Hydrafacial’s U.S. Patent No. 9,550,052 (the “’052 Patent”). On January 13, 2025, Eunsung filed an IPR Petition, IPR2025-00452, challenging the validity of Hydrafacial’s U.S. Patent No. 12,053,607. On January 14, 2025, Eunsung filed an IPR Petition, IPR2025-00453, challenging the validity of Hydrafacial’s U.S. Patent No. 11,446,477 (the “’477 Patent”). On April 11, 2025, the United States Patent and Trademark Office (“USPTO”) Board denied institution of the first IPR challenging the ’287 Patent (IPR2024-01491). On June 2, 2025, the USPTO Board granted institution of the second IPR challenging the ’287 Patent (IPR2025-00145). In July 2025, Sinclair and AMP filed copycat IPR Petitions challenging the ’052 Patent and ’477 Patent (IPR2025-01169 and IPR2025-01217, respectively) based on the same arguments as Eunsung’s corresponding IPR Petitions. In July 2025, Eunsung terminated each of its IPR proceedings against Hydrafacial. The only IPR proceedings still pending against Hydrafacial are the three Sinclair and AMP IPRs (IPR2025-00145, IPR2025-01169, and IPR2025-01217). These remaining IPR proceedings have been instituted but are all stayed pending the USPTO Director review of the ’287 Patent IPR in light of the final initial determination issued in the ITC Cartessa Matter. Hydrafacial plans to vigorously defend its patents against each of these challenges if they are unstayed.

Medicreations LLC

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Case”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. On July 26, 2024, Medicreations filed a motion to dismiss the complaint. On March 3, 2025, the court issued an order dismissing a few of Hydrafacial’s claims to specific remedies, but the majority of the case and claims will move forward. On May 13, 2025, Hydrafacial filed a Motion for Preliminary Injunction that was denied in October 2025. The Medicreations Case is in its early stages of discovery and claim construction. On January 29, 2026, the parties reached a settlement in principle and the court has stayed all deadlines while the parties finalize the settlement and dismiss the case. Hydrafacial expects this case to be dismissed by the end of March 2026.

Sinclair Pharma US, Inc

On July 24, 2024, Hydrafacial filed a complaint against Sinclair Pharma US, Inc (“Sinclair”), and its distributor Viora, Inc (“Viora”), in the United States District Court for the Central District of California, Case No. 2:24-cv-06250 (the “Sinclair Case”), for patent infringement arising from Sinclair’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Sinclair Case was stayed pending the resolution of an ITC investigation against Sinclair. The ITC investigation was terminated in February 2025, and the district court judge lifted the stay in the Sinclair Case. This case is now proceeding into the discovery phase. Sinclair filed a motion to stay this case in view of the IPR proceedings and the court has stayed discovery until it issues a decision on the motion to stay. Hydrafacial will seek monetary damages and plans to vigorously pursue its claims against Sinclair and Viora.

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

On June 13, 2025, Hydrafacial filed a motion for preliminary injunction for which the judge held a hearing on July 25, 2025, but the judge has not yet issued an order. On June 23, 2025, AMP filed a partial motion to dismiss which only addresses a small portion of Hydrafacial’s claims and remedies in this case, but a hearing has not been scheduled for this motion yet. On November 7, 2025, AMP filed a motion to stay the case in view of the IPR proceedings, but the court has not issued a decision on this motion as of the date of this report. This case is proceeding into discovery and claim construction. Hydrafacial will continue to seek monetary damages, and plans to vigorously pursue its claims against AMP.

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

On August 7, 2024, Hydrafacial filed a complaint against Luvo, its distributor Healthcare Markets, Medical Purchasing Resource, eMIRAmed USA, LLC (“eMIRAmed”), and its manufacturer, MIRAmedtech UG (“MIRAmedtech”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on September 16, 2024, and the investigation was assigned investigation number 337-TA-1417 (the “ITC Luvo Matter”). In the ITC Luvo Matter, Hydrafacial has asserted that Luvo, Healthcare Markets, Medical Purchasing Resource, and eMIRAmed infringe Hydrafacial’s U.S. Patent No. 11,446,477, which is not asserted in the ITC Cartessa Matter or ITC Sinclair Matter, and relates to hydrodermabrasion systems. After a mediation between the parties, on March 17, 2025, Hydrafacial signed a settlement agreement with Luvo and Healthcare Markets. As a result, the ITC has terminated the investigation as to Luvo and Healthcare Markets, and issued default judgment against the remaining respondents.

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

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current President and Chief Executive Officer, Andrew Stanleick, its former Chief Financial Officer, Liyuan Woo, and its current Chief Financial Officer, Michael Monahan (the “Defendants”). The complaint, styled Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Health Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserted claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (First Claim), and violation of Section 20(a) of the Exchange Act against the individual defendants (Second Claim). The complaint alleged that, between May 10, 2022 and November 13, 2023, Defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint included a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the Court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case was assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, Defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and Defendants filed their reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the Court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the Court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties could complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On May 5, 2025, the plaintiffs filed a second amended complaint (the “SAC”), pursuant to the parties’ stipulation, which was so-ordered by the Court on April 16, 2025. On July 11, 2025, Defendants filed a motion to dismiss the SAC in its entirety. The Court scheduled a hearing on Defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied Defendants’ motion to dismiss. On November 24, 2025, each Defendant filed an answer to the SAC. On November 26, 2025, the parties filed a Fed. R. Civ. P. 26(f) joint report and proposed stipulated pretrial schedule. On December 15, 2025, the Court so-ordered the parties’ stipulated pretrial schedule, set the final pretrial conference for November 17, 2027, and set trial for December 7, 2027. On the same day, the Court referred the parties to a private mediation before a private mediator of their choice, to be completed by October 13, 2027. The parties are currently in the discovery phase of the case.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them.

Customer Class Action

On October 24, 2024, Jason Davalos (“Jason Davalos”), Sonia Davalos (“Sonia Davalos”, and collectively with Jason Davalos, the “Davaloses”), and Sol Tan Tanning & Spa LLC (“Sol Tan”, and collectively with the Davaloses, the “Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Complaint”) against Hydrafacial LLC d/b/a The Hydrafacial Company (“Hydrafacial”) and The Beauty Health Company (“BHC” and collectively with Hydrafacial, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Customer Class Action”). The case is captioned Jason Davalos, Sonia Davalos, Sol Tan Tanning & Spa LLC, on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, and The Beauty Health Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.) The Complaint alleged that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purported to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States, of Class Action Defendants’ Syndeo machines. The Complaint asserted five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer production statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought in the Complaint included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Customer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the Court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the Court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the Court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the Court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the Court’s Notice of Initial Pretrial Conference. On the same day, the Court endorsed the joint submission and ordered Plaintiff to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025.

On June 2, 2025, Plaintiff and fifteen other alleged purchasers of the Syndeo machines (“Plaintiffs”) filed an amended complaint (the “Amended Complaint”) asserting: (1) violations of N.Y. G.B.L., § 349 (Count IV), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (Count V), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (Count I); (4) breach of express and implied contract and class-wide rescission (Count II); and (5) breach of express warranty (Count III). The relief sought in the Amended Complaint included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. For Counts IV (violations of N.Y. G.B.L., § 349) and V (violations of N.Y. G.B.L., § 350), plaintiff Jennifer Skuratov d/b/a Spa Thirsty, Inc. (“Spa Thirsty”), sought certification of an alternative subclass of New York purchasers of Syndeo devices (the “Putative New York Subclass”). On June 23, 2025, Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Spa Thirsty in full; (iv) dismiss all claims against BHC in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. On December 22, 2025, the Court granted Defendants’ motion to dismiss in its entirety, except it denied Defendants’ request that the claims brought by plaintiff Spa Thirsty be dismissed with prejudice. Specifically, the Court dismissed (i) all of Plaintiffs’ claims against BHC; (ii) Plaintiffs’ claims for breach of the implied warranty of merchantability (Count I), breach of express and implied contract and class-wide rescission based on fraudulent inducement (Count II), and violations of N.Y. G.B.L. §§ 349 and 350 (Counts IV and V), and their request for injunctive relief; and (iii) the Class Action Plaintiffs’ claim for breach of express warranty (Count III) to the extent it arises out of alleged defects affirmatively identified as “design defects” in the amended complaint. In addition, the Court denied the Class Action Plaintiffs’ request for leave to amend as to all of the dismissed causes of action except for plaintiff Spa Thirsty’s claims pursuant to N.Y. G.B.L. §§ 349 and 350. The Court gave plaintiff Spa Thirsty until January 9, 2026 to move for leave to file a second amended complaint that addresses the deficiencies with plaintiff Spa Thirsty’s §§ 349 and 350 claims. Those deficiencies included plaintiff Spa Thirsty’s failure to allege that it “was aware of any of Defendants’ purportedly deceptive statements ‘before [it] purchased or came into possession’ of the Syndeo.”

On January 9, 2026, Class Action Plaintiffs filed a letter motion for leave to file a second amended complaint and for reconsideration of the Court’s dismissal of Plaintiffs’ claims for breach of express and implied contract and class-wide rescission based on fraudulent inducement (Count II). Class Action Plaintiffs appended a proposed second amended complaint (the “Second Amended Complaint”) to their letter motion. The Second Amended Complaint alleged that plaintiff Spa Thirsty purchased a Syndeo in reliance on representations made by Hydrafacial to plaintiff Spa Thirsty at an aesthetic conference in New York, including that Syndeo was “top of the line,” “hands free,” “had superior cleanliness,” “superior,” “a major upgrade,” “works great,” and “yielded ‘more than 15 uses per bottle of solution serum.” The Second Amended Complaint alleged that those representations were deceptive in violation of N.Y. G.B.L. §§ 349 and 350 because the Syndeo allegedly lacked attributes Hydrafacial had represented to plaintiff Spa Thirsty and did not yield the promised treatments per bottle of solution serum. On January 23, 2026, Hydrafacial filed its opposition to Class Action Plaintiffs’ letter motion. Hydrafacial argued that the Second Amended Complaint was futile because all of its alleged representations about the Syndeo were inactionable puffery, except for, arguably, the representation regarding the number of treatments per bottle of solution serum. For that representation, Hydrafacial argued that plaintiff Spa Thirsty did not allege that its Syndeo yielded fewer than 15 treatments per bottle and failed to allege other facts required to state §§ 349 and 350 claims. Hydrafacial also argued that Class Action Plaintiffs’ request for reconsideration of the dismissal of Count II should be denied as untimely.

On January 27, 2026, the Court issued an order granting Class Action Plaintiffs’ motion for leave to file the Second Amended Complaint but denied their request that the Court reconsider its order dismissing the claim for breach of contract in Count II of the Amended Complaint. Although the Court agreed with Hydrafacial that “many of the claims attributed to HydraFacial in the Second Amended Complaint are non-actionable puffery, the claim that the Syndeo ‘yielded more than 15 uses per bottle of serum’ is a verifiable statement of fact,” and the Court could “infer that plaintiff Spa Thirsty’s machine failed to yield the promised number of uses per bottle of serum …. From plaintiff Spa Thirsty’s allegation that its ‘machines run through serums faster than Defendant states it should.’” The Court denied reconsideration because Class Action Plaintiffs’ request was both untimely and “would fail on the merits,” as Class Action Plaintiffs “failed to allege the specific provisions of the contract upon which liability was predicated.” Pursuant to the Court’s order, Class Action Plaintiffs filed the Second Amended Complaint on January 29, 2026. As a result of the Court’s ruling, the only claims still pending before the Court in the Customer Class Action are (i) the Class Action Plaintiffs’ claim against Hydrafacial for breach of its express warranty against defects in materials and workmanship; and (ii) plaintiff Spa Thirsty’s claim, asserted on behalf of itself and the Putative New York Subclass against Hydrafacial, for alleged violations of N.Y. G.B.L., § 349 and § 350.

On February 26, 2026, the parties jointly notified the Court that a settlement-in-principle had been reached and requested that all deadlines be stayed for sixty (60) days. On March 2, 2026, the Court ordered Class Action Plaintiffs to file the necessary motion papers for preliminary approval of the settlement on or before May 29, 2026, and canceled all other deadlines in the case.

The Company believes that the claims asserted in the Customer Class Action have no merit and it intends to vigorously defend them.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and have reached agreement on terms of a mutually agreeable resolution. The parties are finalizing settlement papers for submission to, and the approval of, the Delaware Court of Chancery.

Securities and Exchange Commission Subpoena

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

Holders
As of March 9, 2026, there were 38 holders of record of our Class A Common Stock. The actual number of stockholders of our Class A Common Stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares of Class A Stock are held in street name by banks, brokers and other nominees.

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

Recent Sales of Unregistered Securities
None.

Equity Compensation Plan Information

The information concerning our Equity Compensation Plan will be included in the Company’s 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) under the caption “Equity Compensation Plan Information”, and is incorporated herein by reference.

Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The graph above shows the total stockholder return of an investment of $100 cash on November 20, 2020 (the date our Class A Common Stock began trading on Nasdaq) through December 31, 2025 for (1) our Class A Common Stock, (2) Standard & Poor’s (“S&P”) 500 Index, and (3) the S&P Consumer Discretionary Select Sector Index. All values assume reinvestment of the full amount of all dividends. The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Class A Common Stock. This graph shall not be deemed “soliciting material” or be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K, and can be found in Part II, Item 7 of the Company’s Annual Report on Form 10-K filed on March 12, 2025 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Company Overview

The Beauty Health Company is a global medical aesthetics company delivering an integrated ecosystem of clinically proven solutions designed to help consumers achieve superior skin health and support the success of providers. Anchored by Hydrafacial, a leading and widely requested professional skincare treatment, and supported by complementary offerings including SkinStylus microneedling and HydraScalp powered by Keravive, the Company combines advanced device technology, proprietary consumables, and clinical validation to deliver trusted treatment experiences through an omnichannel network of providers worldwide.

Factors Affecting Our Performance
We remain attentive to economic and geopolitical conditions that may materially impact our business. We continue to explore and implement risk mitigation strategies in the face of these unfolding conditions and remain agile in adapting to changing circumstances. Such conditions have or may have global implications which may impact the future performance of our business in unpredictable ways.

Business and Macroeconomic Conditions

In 2025, we continued to strengthen the foundation of the business while expanding our footprint by selling and placing Delivery Systems worldwide, driving Consumables, investing in our community of providers, partners, and consumers, driving brand awareness, advancing our science-backed innovation product pipeline, and optimizing our global infrastructure. Consumables include serums, solutions, tips, and other products. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions;
•The imposition of tariffs and/or trade restrictions may impact material costs and pricing;
•Changes in applicable laws, regulations, regulatory interpretations, or enforcement policies in countries in which we operate;
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

Components of our Results of Operations

Net Sales

The Company generates revenue through manufacturing and selling Delivery Systems. In conjunction with the sale of Delivery Systems, the Company also sells its Consumables. Original Consumables are sold solely and exclusively by the Company and our authorized retailers and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

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

General and Administrative

General and administrative expense primarily consists of personnel-related expenses, credit card and wire fees, and facilities-related costs primarily for our executive, corporate affairs, finance, accounting, legal, human resources, and information technology (“IT”) functions. General and administrative expense also includes fees for professional services principally comprising legal, audit, tax and accounting services, and insurance.

Interest Expense

Interest expense consists of interest accrued on the Company’s Notes and amortization of debt issuance costs relating to the Notes. The 2026 Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. The 2028 Notes mature on November 15, 2028 and accrue interest at a rate of 7.95% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated for the portion of the Notes which are repurchased, redeemed, or converted.

Interest Income

Interest income primarily consists of interest earned from investments in money market funds that the Company classifies as cash equivalents. Interest income, as a percentage of revenue, will fluctuate period to period along with fluctuations in interest rates, which are not related to normal business operations.

Change in Fair Value of Warrant Liabilities

In October 2020, in connection with Vesper’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A common stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC, which will expire five years after the Business Combination. The Private Placement Warrants are accounted for as liabilities on the Consolidated Balance Sheets and measured at fair value at inception and on a recurring basis. The fair value of the Private Placement Warrants was determined using a Monte Carlo simulation model. Changes in fair value of warrant liabilities as a percentage of revenue will fluctuate period to period along with fluctuations in fair value, which are not related to normal business operations.

Foreign Currency Transaction (Gain) Loss, Net

Foreign currency transaction gains and losses are generated by intercompany balances and transactions denominated in other currencies other than the functional currency of the entity. Foreign currency transaction gains and losses as a percentage of revenue will fluctuate period to period along with fluctuations in exchange rates, which are not related to normal business operations.

Income Tax Expense (Benefit)

The provision for income taxes consists of income taxes related to federal, state and foreign jurisdictions in which we conduct business.

Results of Operations

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the years ended December 31, 2025 and December 31, 2024 have been derived from the consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages may not foot due to rounding.

Comparison of Year Ended December 31, 2025 to Year Ended December 31, 2024

	Year Ended December 31,
(Dollars in millions)	2025	% of Net Sales	2024	% of Net Sales
Net sales	$300.8	100.0%	$334.3	100.0%
Cost of sales	104.4	34.7	152.0	45.5
Gross profit	196.4	65.3	182.3	54.5
Operating expenses
Selling and marketing	93.6	31.1	118.3	35.4
Research and development	5.6	1.9	6.3	1.9
General and administrative	117.9	39.2	125.5	37.5
Total operating expenses	217.2	72.2	250.1	74.8
Loss from operations	(20.8)	(6.9)	(67.8)	(20.3)
Interest expense	19.3	6.4	10.4	3.1
Interest income	(9.0)	(3.0)	(16.6)	(5.0)
Other income, net	(18.9)	(6.3)	(33.6)	(10.0)
Change in fair value of warrant liabilities	(0.5)	(0.2)	(3.1)	(0.9)
Foreign currency transaction (gain) loss, net	(5.8)	(1.9)	4.6	1.4
Loss before provision for income taxes	(5.9)	(2.0)	(29.6)	(8.8)
Income tax expense (benefit)	3.6	1.2	(0.5)	(0.1)
Net loss	$(9.5)	(3.2)%	$(29.1)	(8.7)%

Net Sales

	Year Ended December 31,		Change
(Dollars in millions)	2025	2024	Amount	%
Net sales
Delivery Systems	$88.1	$125.4	$(37.3)	(29.8)%
Consumables	212.7	208.9	3.8	1.8%
Total net sales	$300.8	$334.3	$(33.5)	(10.0)%
Percentage of net sales
Delivery Systems	29.3%	37.5%
Consumables	70.7%	62.5%
Total	100.0%	100.0%

Total net sales for the year ended December 31, 2025, decreased $33.5 million, or 10.0%, compared to the year ended December 31, 2024. Delivery Systems net sales for the year ended December 31, 2025, decreased $37.3 million, or 29.8%, compared to the year ended December 31, 2024, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.

Consumables net sales for the year ended December 31, 2025, increased $3.8 million, or 1.8%, compared to the year ended December 31, 2024. The increase in Consumables net sales was primarily attributable to increased placements of Delivery Systems and the adjoining consumption of Consumables during the year ended December 31, 2025, and price increases, partially offset by declines related to the China transition to a distributor partner.

Cost of Sales, Gross Profit, and Gross Margin

	Year Ended December 31,		Change
(Dollars in millions)	2025	2024	Amount	%
Cost of sales	$104.4	$152.0	$(47.6)	(31.3)%
Gross profit	$196.4	$182.3	$14.1	7.7%
Gross margin	65.3%	54.5%
Cost of sales for the year ended December 31, 2025 decreased by $47.6 million, or 31.3%, compared to the year ended December 31, 2024. The decrease is primarily due to lower inventory-related charges and net sales. Cost of sales for the year ended December 31, 2024 include $28.0 million of inventory charges for discontinued, excess, or obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials, and also approximately $8 million of manufacturing optimization related costs. Gross margin increased to 65.3% for the year ended December 31, 2025 from 54.5% for the year ended December 31, 2024, primarily due to lower inventory related charges and favorable mix shift towards consumable net sales, partially offset by lower average selling price of equipment net sales.

Operating Expenses

Selling and Marketing

	Year Ended December 31,		Change
(Dollars in millions)	2025	2024	Amount	%
Selling and marketing	$93.6	$118.3	$(24.7)	(20.9)%
As a percentage of net sales	31.1%	35.4%

Selling and marketing expense for the year ended December 31, 2025 decreased $24.7 million, or 20.9%, compared to the year ended December 31, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense and sales commission expense, and lower marketing-related spend, and depreciation and amortization expense.

Research and Development

	Year Ended December 31,		Change
(Dollars in millions)	2025	2024	Amount	%
Research and development	$5.6	$6.3	$(0.7)	(10.6)%
As a percentage of net sales	1.9%	1.9%

Research and development expense for the year ended December 31, 2025 decreased $0.7 million, or 10.6%, compared to the year ended December 31, 2024. The decrease is primarily driven by lower personnel-related expenses, partially offset by higher other professional services expenses.

General and Administrative

	Year Ended December 31,		Change
(Dollars in millions)	2025	2024	Amount	%
General and administrative	$117.9	$125.5	$(7.5)	(6.0)%
As a percentage of net sales	39.2%	37.5%

General and administrative expense for the year ended December 31, 2025 decreased $7.5 million, or 6.0%, compared to the year ended December 31, 2024. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense, depreciation expense, and other general corporate spend, and bad debt recoveries. The decrease is partially offset by higher legal fees, amortization expense, and severance expense.

Interest Expense, Interest Income, Change in Fair Value of Warrant Liabilities, and Other Income, Net

	Year Ended December 31,		Change
(Dollars in millions)	2025	2024	Amount	%
Interest expense	$19.3	$10.4	$8.9	85.6%
Interest income	$(9.0)	$(16.6)	$7.7	(46.2)%
Change in fair value of warrant liabilities	$(0.5)	$(3.1)	$2.6	(84.1)%
Other income, net	$(18.9)	$(33.6)	$14.6	N/M
N/M - Not meaningful

Interest expense for the year ended December 31, 2025 increased $8.9 million compared to the year ended December 31, 2024, primarily due to interest and amortization of debt issuance costs related to the 2028 Notes, partially offset by lower outstanding balances related to the 2026 Notes.

Interest income for the year ended December 31, 2025 decreased $7.7 million compared to the year ended December 31, 2024, primarily due to lower average invested balances during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company recognized income of $0.5 million related to the change in the fair value of the warrant liabilities, as compared to income of $3.1 million during the year ended December 31, 2024, driven primarily by the fluctuation of the price of the Class A Common Stock underlying the Private Placement Warrants.

Other income, net for the year ended December 31, 2025 included $18.1 million net gain related to the exchange and repurchases of the 2026 Notes. Other income, net for the year ended December 31, 2024 included $33.4 million net gain related to the repurchase of the 2026 Notes.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes, and (iv) net proceeds received from the exercise of public and private placement warrants. As of December 31, 2025, we had cash, cash equivalents, and restricted cash of $232.7 million.

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

Capital expenditures for property and equipment and intangible assets for the year ended December 31, 2025 were $5.2 million. Based on our sources of capital, management believes that we have sufficient liquidity to satisfy our anticipated working capital requirements for our ongoing operations and obligations for at least the next 12 months. However, we will continue to evaluate our capital expenditure needs based upon factors including, but not limited to, our rate of revenue growth, potential acquisitions, the timing and amount of spending on research and development, growth in sales and marketing activities, the timing of new product launches, timing and investments needed for international expansion, the continuing market acceptance of the Company’s products and services, expansion, and overall economic conditions.

We may, from time to time, seek to redeem or repurchase our outstanding debt or equity securities through cash purchases and/or exchanges for equity or debt, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, and other factors. For information regarding the Company’s exchange and repurchases of its Notes during the year ended December 31, 2025, see Note 7, Long-Term Debt, to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information.

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

Notes

2026 Notes

On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 2026 Notes. The 2026 Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, which began on April 1, 2022. The 2026 Notes will mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock.

During the year ended December 31, 2024, the Company repurchased $192.3 million principal amount of the 2026 Notes for $156.1 million, and recognized a net gain of $33.4 million, which includes $2.8 million of unamortized debt issuance costs related to the repurchase.

During the year ended December 31, 2025, the Company repurchased $20.0 million principal amount of the 2026 Notes for $18.4 million, and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs related to the repurchase.

Additionally, in February 2026, the Company repurchased $21.3 million principal amount of the 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million.

2028 Notes

On May 21, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of the 2026 Notes (the “Existing Notes”). Pursuant to the Exchange Agreements, the Company exchanged and repurchased $413.2 million aggregate principal amount of the Existing Notes. Of the $413.2 million aggregate principal amount of the 2026 Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028, and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million. The exchange and repurchase resulted in a net gain of $16.6 million, which includes $3.1 million of unamortized debt issuance costs and $0.9 million of other related fees.

The 2028 Notes accrue interest at a rate of 7.95% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2025. The 2028 Notes will mature on November 15, 2028, unless earlier repurchased, redeemed or converted. Subject to certain restrictions, noteholders may convert their 2028 Notes at any time at their election until the close of business on the second scheduled trading day immediately before November 15, 2028. The initial conversion rate is 349.6503 shares of Class A Common Stock per $1,000 principal amount of 2028 Notes, which represents an initial conversion price of approximately $2.86 per share of Class A Common Stock.

The net gain recognized related to the exchange and repurchases of the Notes is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

See Note 7 – Long-term Debt, to the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the Notes.

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
Contractual Obligations and Other Commercial Commitments

The following table summarizes the Company’s contractual obligations and other commercial commitments as of December 31, 2025. In regards to future capital expenditures, we intend to use cash-on-hand and cash from operations to help satisfy future requirements.

	Payments Due by Fiscal Period
(Dollars in millions)	Total	Less Than 1 Year	1-3 years	3-5 Years	More than 5 Years
2026 Notes (1)	$124.5	$124.5	$—	$—	$—
2028 Notes (2)	250.0	—	250.0	—	—
Interest on Notes (1) (2)	61.2	21.4	39.8	—	—
Operating leases (3)	15.6	5.7	5.7	2.2	2.0
Purchase of inventory, service, and other	20.3	19.9	0.4	—	—
Total contractual obligations	$471.6	$171.5	$295.9	$2.2	$2.0

(1)    The 2026 Notes mature on October 1, 2026 and are due either in cash or shares of the Company’s Class A Common Stock. From and after April 1, 2026, noteholders may convert their 2026 Notes into shares of Class A Common Stock until the close of business on the second scheduled trading day immediately before October 1, 2026.
(2)    The 2028 Notes mature on November 15, 2028 and are due either in cash or shares of the Company’s Class A Common Stock. The noteholders may convert their 2028 Notes at any time into shares of Class A Common Stock until the close of business on the second scheduled trading day immediately before November 15, 2028.
(3)    Subsequent to December 31, 2025, the Company amended the terms of its principal executive office lease agreement to expire in November 2032, which will result in an increase to its future operating lease payments by approximately $14 million.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Year Ended December 31,
(Dollars in millions)	2025	2024
Cash, cash equivalents, and restricted cash at beginning of period	$370.1	$523.0
Operating activities:
Net loss	(9.5)	(29.1)
Non-cash adjustments	36.6	72.6
Changes in working capital	10.4	(27.4)
Net cash provided by operating activities	37.5	16.1
Net cash used for investing activities	(5.2)	(6.8)
Net cash used for financing activities	(174.9)	(158.3)
Net change in cash, cash equivalents, and restricted cash	(142.6)	(149.0)
Effect of foreign currency translation	5.2	(4.0)
Cash, cash equivalents, and restricted cash at end of period	$232.7	$370.1

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $37.5 million, as compared to $16.1 million for the year ended December 31, 2024. The change in cash provided by operating activities was primarily related to changes in working capital, net loss, and non-cash adjustments. The current year net loss and non-cash adjustments include $18.1 million of net gain related to the exchange and repurchases of the 2026 Notes. The prior year net loss and non-cash adjustments include $33.4 million of net gain related to the repurchases of the 2026 Notes and the prior year changes in working capital include the impact of the costs associated with the Syndeo Program of $21.0 million.

Investing Activities

Net cash used for investing activities for the year ended December 31, 2025 was $5.2 million, as compared to $6.8 million for the year ended December 31, 2024. The change in cash used for investing activities was due to lower capital expenditures during the year ended December 31, 2025.

Financing Activities

Net cash used for financing activities for the year ended December 31, 2025 was $174.9 million, as compared to $158.3 million for the year ended December 31, 2024. The cash used for financing activities for the year ended December 31, 2025 was primarily related to the exchange and repurchases of the Company’s 2026 Notes. The cash used for financing activities for the year ended December 31, 2024 was primarily related to the repurchases of the Company’s 2026 Notes.

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

Subjective Estimates and Judgements: The determination of the reduction of the transaction price for noncash consideration received related to the Company’s trade-in program requires that we make certain estimates and assumptions that affect the timing and amounts of revenue recognized. We estimate the noncash consideration based on the Company’s historical experience of reselling refurbished Delivery Systems. As a result, the noncash consideration represents the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort. The Company recognized revenue based on the estimated fair value of such Delivery Systems for the year ended December 31, 2023 of approximately $17 million. No trade-in revenue was recognized for the years ended December 31, 2025 and 2024.

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

Subjective Estimates and Judgements: We will use industry accepted valuation models to estimate the fair value for impairment testing. The fair value calculation requires significant judgments in determining the assets’ fair value. The key estimates and factors used in the valuation models may include, as applicable, the most recent price of our Class A common stock, fair value of our Notes, revenue growth rates and profit margins based on internal forecasts, weighted average cost of capital used to discount future cash flows, comparable market multiples for the industry segment, and historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments. If these assumptions differ materially from future results, we may record impairment charges in the future.

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

Subjective Estimates and Judgements: We assess the need for valuation allowances to reduce deferred tax assets to amounts that are more likely than not to be realized. This requires significant judgment. As of December 31, 2025, due to cumulative pre-tax losses, we do not rely on projected income to support the realization of deferred tax assets. Instead, we consider the reversal of taxable temporary differences as a source of income for realizing these assets.

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

Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy and achieve our investment objectives. We typically invest in highly rated securities, with the primary objective of minimizing the potential risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. To provide a meaningful assessment of the interest rate risk associated with our investment portfolio, we performed a sensitivity analysis to determine the impact a change in interest rates would have on the value of the investment portfolio assuming a 100 basis point parallel shift in the yield curve. If a hypothetical 100 basis points increase was applied to our investment positions at the balance sheet date, it would result in approximately $1 million and $3 million increase in the fair market value of the portfolio as of December 31, 2025 and 2024, respectively.

Our debt obligations related to the Notes are long-term in nature with fixed interest rates.

Foreign Currency Risk

Our reporting currency is the U.S. dollar. Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, Chinese renminbi, British pound sterling, Mexican peso, and Australian dollar. Our international sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies. Increases in the relative value of the U.S. dollar to other currencies (e.g., unfavorable movement in the exchange rate between the U.S. dollar and the currencies in which we conduct sales in foreign countries) will negatively affect our revenue and net operating results as expressed in U.S. dollars. For the purpose of analyzing foreign currency exchange risk, we considered the historical trends in foreign currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% could be experienced. If an adverse 10% foreign currency exchange rate change was applied to total monetary assets and liabilities denominated in currencies other than the functional currencies at the balance sheet date, it would have resulted in an adverse effect on income before income taxes of approximately $4 million and $6 million for the years ended December 31, 2025 and 2024, respectively.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Beauty Health Company and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Inventories — Provision for obsolete and excess inventory – Refer to Notes 2 and 3 to the financial statements

Critical Audit Matter Description

Inventories are stated at the lower of cost or net realizable value. The Company estimates the net realizable value and makes a provision as necessary based on economic trends, future demand for products, and technological obsolescence to value goods that are obsolete or in excess. As of December 31, 2025, the Company’s inventories balance was $48.0 million.

We identified the provision for obsolete and excess inventories as a critical audit matter because of the significant judgment required by management in developing its assumptions about future demand for products. Testing management’s assumptions and estimates used in calculating the provision required a high degree of auditor judgment and the use of more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the provision for obsolete and excess inventories included the following, among others:

•We tested the operating effectiveness of internal controls over management's review of the provision for obsolete and excess inventories.
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
•We corroborated the assumptions with individuals outside of the accounting department to identify whether any changes in the business would impact the future demand, based on economic trends and technological obsolescence.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2026

We have served as the Company's auditor since 2020.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$232,673	$370,063
Accounts receivable, net of allowances for estimated credit losses of $6,022 and $9,597 at December 31, 2025 and December 31, 2024, respectively	21,741	27,643
Inventories	48,012	69,113
Income tax receivable	1,696	818
Prepaid expenses and other current assets	5,395	9,487
Total current assets	309,517	477,124
Property and equipment, net	2,538	5,978
Right-of-use assets, net	11,570	13,590
Intangible assets, net	35,763	47,512
Goodwill	126,621	123,499
Deferred income tax assets, net	1,925	3,894
Other assets	11,869	14,086
TOTAL ASSETS	$499,803	$685,683
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible senior notes, net	$123,959	$—
Accounts payable	15,631	21,941
Accrued payroll-related expenses	24,947	17,636
Lease liabilities, current	5,128	5,147
Income tax payable	1,226	3,426
Other accrued expenses	15,384	20,002
Total current liabilities	186,275	68,152
Lease liabilities, non-current	9,238	10,813
Deferred income tax liabilities, net	393	396
Convertible senior notes, net	240,431	552,198
Other long-term liabilities	2,410	2,321
Total liabilities	438,747	633,880
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 127,520,823 and 124,924,185 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	13	12
Additional paid-in capital	579,961	566,709
Accumulated other comprehensive loss	(1,434)	(6,953)
Accumulated deficit	(517,484)	(507,965)
Total stockholders’ equity	61,056	51,803
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$499,803	$685,683
The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$300,790	$334,294	$397,991
Cost of sales	104,426	151,998	242,878
Gross profit	196,364	182,296	155,113
Operating expenses:
Selling and marketing	93,590	118,311	144,496
Research and development	5,628	6,296	10,102
General and administrative	117,949	125,463	131,432
Total operating expenses	217,167	250,070	286,030
Loss from operations	(20,803)	(67,774)	(130,917)
Interest expense	19,326	10,412	13,649
Interest income	(8,954)	(16,644)	(23,173)
Other income, net	(18,931)	(33,563)	(5,200)
Change in fair value of warrant liabilities	(487)	(3,067)	(11,919)
Foreign currency transaction (gain) loss, net	(5,819)	4,638	(2,385)
Loss before provision for income taxes	(5,938)	(29,550)	(101,889)
Income tax expense (benefit)	3,581	(452)	(1,773)
Net loss	(9,519)	(29,098)	(100,116)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	5,519	(3,917)	1,494
Comprehensive loss	$(4,000)	$(33,015)	$(98,622)
Net loss per share
Basic	$(0.08)	$(0.23)	$(0.76)
Diluted	$(0.16)	$(0.36)	$(0.76)
Weighted average common stock outstanding
Basic	126,378,509	123,827,372	131,680,605
Diluted	135,798,202	142,492,575	131,680,605
The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2022	132,214,695	$14	$550,320	$(4,530)	$(378,751)	$167,053
Net loss	—	—	—	—	(100,116)	(100,116)
Repurchase and retirement of common stock	(10,350,749)	(2)	(30,455)	—	—	(30,457)
Accelerated share repurchase payment	—	—	(2,240)	—	—	(2,240)
Issuance of common stock in connection with asset acquisition	109,625	—	1,310	—	—	1,310
Issuance of common stock pursuant to equity compensation plan	1,039,176	—	—	—	—	—
Issuance of common stock relating to employee stock purchase plan	241,342	—	3,036	—	—	3,036
Shares withheld for tax withholdings on vested stock awards	(355,087)	—	(3,234)	—	—	(3,234)
Share-based compensation	—	—	22,544	—	—	22,544
Foreign currency translation adjustment	—	—	—	1,494	—	1,494
BALANCE, December 31, 2023	122,899,002	$12	$541,281	$(3,036)	$(478,867)	$59,390
Net loss	—	—	—	—	(29,098)	(29,098)
Issuance of common stock pursuant to equity compensation plan	2,407,671	—	—	—	—	—
Issuance of common stock relating to employee stock purchase plan	373,245	—	629	—	—	629
Shares withheld for tax withholdings on vested stock awards	(755,733)	—	(1,897)	—	—	(1,897)
Share-based compensation	—	—	26,696	—	—	26,696
Foreign currency translation adjustment	—	—	—	(3,917)	—	(3,917)
BALANCE, December 31, 2024	124,924,185	$12	$566,709	$(6,953)	$(507,965)	$51,803
Net loss	—	—	—	—	(9,519)	(9,519)
Issuance of common stock pursuant to equity compensation plan	3,658,904	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(1,062,266)	—	(1,572)	—	—	(1,572)
Share-based compensation	—	—	14,824	—	—	14,824
Foreign currency translation adjustment	—	—	—	5,519	—	5,519
BALANCE, December 31, 2025	127,520,823	$13	$579,961	$(1,434)	$(517,484)	$61,056

The accompanying notes are an integral part of these consolidated financial statements.

THE BEAUTY HEALTH COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(9,519)	$(29,098)	$(100,116)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	14,824	26,696	22,544
Amortization of intangible assets	16,988	19,537	20,907
Depreciation of property and equipment	3,848	9,940	11,332
Amortization of other assets	4,513	4,203	2,436
Amortization of debt issuance costs	3,636	3,319	4,229
Inventory write-down	7,219	28,041	18,272
Syndeo inventory write-down	—	—	19,568
Provision for estimated credit losses	2,067	5,134	5,153
Change in fair value of warrant liabilities	(487)	(3,067)	(11,919)
Gain on exchange and repurchases of convertible senior notes, net	(18,089)	(33,411)	—
Deferred income taxes	2,219	(3,748)	(1,079)
Other, net	(107)	15,981	7,067
Changes in operating assets and liabilities:
Accounts receivable	5,162	20,804	16,520
Inventories	15,792	(10,500)	(22,617)
Prepaid expenses, other current assets, and income tax receivable	3,423	15,479	(6,951)
Accounts payable, accrued expenses, and income tax payable	(7,179)	(43,776)	44,001
Other, net	(6,825)	(9,400)	(7,597)
Net cash provided by operating activities	37,485	16,134	21,750
Cash flows from investing activities:
Cash paid for intangible assets	(4,860)	(6,038)	(9,224)
Cash paid for property and equipment	(303)	(756)	(3,825)
Cash paid for asset acquisitions	—	—	(18,458)
Net cash used for investing activities	(5,163)	(6,794)	(31,507)
Cash flows from financing activities:
Repurchase of 2026 Notes in connection with exchange	(392,583)	—	—
Issuance of 2028 Notes in connection with exchange, net	237,601	—	—
Repurchase of 2026 Notes	(18,372)	(156,082)	—
Payment of tax withholdings on vested stock awards	(1,572)	(1,957)	(3,234)
Repurchase of common stock	—	—	(30,155)
Payment of accelerated share repurchases	—	—	(2,240)
Payment of contingent considerations related to acquisitions	—	—	(1,819)
Other, net	—	(302)	—
Net cash used for financing activities	(174,926)	(158,341)	(37,448)
Net change in cash, cash equivalents, and restricted cash	(142,604)	(149,001)	(47,205)
Effect of foreign currency translation on cash	5,214	(3,961)	2,033
Cash, cash equivalents, and restricted cash beginning of period	370,063	523,025	568,197
Cash, cash equivalents, and restricted cash end of period	$232,673	$370,063	$523,025

Supplemental disclosures of cash flow information and non-cash investing activities:
Cash paid for interest	$14,440	$8,014	$9,375
Class A Common Stock issued for asset acquisition	—	—	1,310

The accompanying notes are an integral part of these consolidated financial statements

THE BEAUTY HEALTH COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business

The Beauty Health Company (the “Company”) is a global medical aesthetics company delivering an integrated ecosystem of clinically proven solutions designed to help consumers achieve superior skin health and support the success of providers. Anchored by Hydrafacial, a leading and widely requested professional skincare treatment, and supported by complementary offerings including SkinStylus microneedling and HydraScalp powered by Keravive, the Company combines advanced device technology, proprietary consumables, and clinical validation to deliver trusted treatment experiences through an omnichannel network of providers worldwide.

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

The key estimates and factors used in the valuation models may include as applicable, the most recent price of our Class A common stock, fair value of our Notes, revenue growth rates and profit margins based on internal forecasts, weighted-average cost of capital used to discount future cash flows, comparable market multiples for the industry segment, and historical operating trends. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in actual and expected consumer consumption and demands, could result in changes to these assumptions and judgments and could cause the fair value of the reporting unit to fall below its respective carrying value, resulting in a non-cash impairment charge. Such charge could have a material effect on the consolidated financial statements.

Warrant Liabilities

In October 2020, in connection with Vesper’s initial public offering, the Company issued 9,333,333 warrants to purchase shares of the Company’s Class A common stock at $11.50 per share (the “Private Placement Warrants”), to BLS Investor Group LLC, which will expire five years after the Business Combination.
The Company classifies the Private Placement Warrants as liabilities on its Consolidated Balance Sheets as these instruments are precluded from being indexed to its own stock given the terms allow for a settlement adjustment that does not meet the scope of the fixed-for-fixed exception in Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. In certain events outside of the Company’s control, the Private Placement Warrant holders are entitled to receive cash while in certain scenarios the holders of the Company’s Class A common stock are not entitled to receive cash or may receive less than 100% of any proceeds in cash, which precludes these instruments from being classified within equity pursuant to ASC 815-40. The Private Placement Warrants are included in other long-term liabilities on the Consolidated Balance Sheets. The Private Placement Warrants were initially measured at fair value at inception and are subsequently adjusted to fair value at each subsequent reporting date. The fair value of the Private Placement Warrants was determined using a Monte Carlo simulation model. Changes in the fair value of these instruments are recognized within change in fair value of warrant liabilities in the Consolidated Statements of Comprehensive Income (Loss).

Convertible Senior Notes

On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of 1.25% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The 2026 Notes were issued pursuant to, and are governed by, an indenture (the “2026 Indenture”), dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee (the “Trustee”).

On May 21, 2025, the Company exchanged and repurchased approximately $413.2 million aggregate principal amount of the 2026 Notes. Of the $413.2 million aggregate principal amount of the 2026 Notes, $263.2 million principal amount were exchanged for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”, and together with the 2026 Notes, the “Notes”).

The Company accounts for the Notes under ASC 470-20 - Debt with Conversion and Other Options and Derivatives and Hedging—Contracts in Entity's Own Equity. The Company records the Notes as a long-term liability at face value net of issuance costs. If any of the conditions to the convertibility of the Notes is satisfied, or the Notes become due within one year, then the Company may be required under applicable accounting standards to reclassify the carrying value of the Notes as a current, rather than a long-term liability. Refer to Note 7 – Long-term Debt for further detail.

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

During the year ended December 31, 2023, the Company provided certain customers with the option to trade-in their existing Delivery System and applied the fair value of their old Delivery System towards the transaction price of a Syndeo device. The Company determined that the trade-in is viewed as a marketing offer due to the fact that it did not constitute the Company’s customary business practice and was not offered at contract inception. Therefore, the trade-in was accounted for under ASC 606, Revenue from Contracts with Customers, and represented a type of noncash consideration, which the Company measured at its estimated fair value. The estimated fair value represented the estimated selling price, less the cost to refurbish the inventory and the expected margin to be earned on the refurbishment, along with the expected margin to be earned on the selling effort. The estimated selling price was determined based on the Company’s historical experience of reselling refurbished Delivery Systems. The Company recognized revenue based on the estimated fair value of such Delivery Systems for the year ended December 31, 2023 of approximately $17 million. No trade-in revenue was recognized for the years ended December 31, 2025 and 2024.

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

Depending on the type of Delivery System that was purchased, the Company offers its customers with a one to two-year standard type warranty from point of sale that provides the customer with the assurance that its Delivery Systems will function as intended. The warranty reserve is assessed periodically, and the reserve is adjusted as necessary based on a review of historical warranty experience as well as the length and actual terms of the warranties. As of December 31, 2025 and 2024, total warranty reserve was approximately $1 million and $4 million, respectively, which was included in other accrued expenses on the Consolidated Balance Sheets.

The Company also has a loyalty program that allows members to receive points based on qualifying Consumable purchases that may be redeemed as a discount on future Consumable purchases. This customer option is a material right and, accordingly, represents a separate performance obligation to the customer. The related loyalty program deferred revenue included in other accrued expenses on the Consolidated Balance Sheets was approximately $1 million as of December 31, 2025 and 2024.

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

Advertising costs are expensed in the period in which they are incurred. Advertising costs primarily include costs related to digital media, social media, television, events, and various other media outlets. Total advertising costs were $6.0 million, $8.7 million, and $9.9 million for the years ended December 31, 2025, 2024, and 2023 respectively.

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

Interest Expense

Interest expense consists of interest accrued on the Company’s Notes and amortization of debt issuance costs relating to the Notes. The 2026 Notes mature on October 1, 2026 and accrue interest at a rate of 1.25% per annum. The 2028 Notes mature on November 15, 2028 and accrue interest at a rate of 7.95% per annum. Debt issuance costs are being amortized over the term of the Notes using the effective interest method. If the Notes are repurchased, redeemed, or converted prior to the maturity date, the interest on the Notes would no longer be accrued and the amortization of debt issuance costs would be accelerated for the portion of the Notes which are repurchased, redeemed, or converted.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. The Company adopted ASU 2023-09 on a prospective basis for the 2025 annual reporting period. Refer to Note 14 - Income Taxes for further detail.

New Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses” which expands interim and annual requirements to disclose about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, which was clarified in ASU 2025-01. The standard allows for early adoption of these requirements. The Company is currently evaluating the potential effect that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. ASU 2024-04 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied prospectively. The Company does not expect the updated standard will have a material impact on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06 “Intangibles: Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs, and enhances disclosure requirements. ASU 2025-06 is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted, and should be applied either prospectively, retrospectively, or under a modified prospective transition approach. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow Scope Improvements” which clarifies and reorganize GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12 “Codification Improvements” to address suggestions received from stakeholders on the Accounting Standards Codification and to make other incremental improvements to GAAP. The update represents changes to the Codification that (1) clarify, (2) correct errors or (3) make minor improvements. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note 3 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
Raw materials	$18,546	$26,019
Finished goods	29,466	43,094
Total inventories	$48,012	$69,113

During the years ended December 31, 2025 and 2024, the Company recognized $7.2 million and $28.0 million, respectively, of inventory charges for discontinued, excess, obsolete inventory, including the write-down of Delivery System inventory to its net realizable value and the write-off of excess raw materials.

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
Accrued compensation and payroll taxes	$17,905	$10,708
Accrued sales commissions	4,791	4,784
Accrued benefits	2,251	2,144
Total accrued payroll-related expenses	$24,947	$17,636

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
Sales and VAT tax payables	$3,571	$5,244
Accrued interest	2,929	1,743
Royalty liabilities	1,571	1,897
Deferred revenue	1,012	2,375
Other	6,301	8,743
Total other accrued expenses	$15,384	$20,002

As of December 31, 2025 and December 31, 2024, total warranty reserve was approximately $1 million and $4 million, respectively, which was included in other accrued expenses on the Consolidated Balance Sheets.

As of December 31, 2025 and December 31, 2024, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Consolidated Balance Sheets.

The changes in allowance for estimated credit losses are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning balance	$9,597	$6,604	$2,929
Provision for estimated credit losses	2,067	5,134	5,153
Write-offs, recoveries of previous write-offs, and foreign currency translation impact	(5,642)	(2,141)	(1,478)
Ending balance	$6,022	$9,597	$6,604

Note 4 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	December 31, 2025	December 31, 2024
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$11,080	$12,019
Machinery and equipment	2-5	4,723	7,076
Furniture and fixtures	2-7	5,320	6,096
Computers and equipment	3-5	3,556	5,496
Tooling	5	541	732
Autos and trucks	5	61	59
Construction in progress		55	—
Total property and equipment		25,336	31,478
Less: accumulated depreciation and amortization		(22,798)	(25,500)
Property and equipment, net		$2,538	$5,978

Note 5 — Leases

Operating leases primarily consist of property leases related to the Company’s warehouse, which also serves as its production, manufacturing, and distribution facility, corporate offices, experience centers, and sales and marketing offices.

Operating right-of-use assets and lease liabilities as of December 31, 2025 and December 31, 2024 comprises the following:

(in thousands)	December 31, 2025	December 31, 2024
Right-of-use assets, net	$11,570	$13,590

Lease liabilities, current	$5,128	$5,147
Lease liabilities, non-current	9,238	10,813
Total lease liabilities	$14,366	$15,960

Operating lease costs for the years ended December 31, 2025, 2024, and 2023 were $5.4 million, $5.9 million, and $5.2 million, respectively. Short-term lease costs and variable lease costs were immaterial for the years ended December 31, 2025, 2024, and 2023.

The following table summarizes future operating lease payments as of December 31, 2025:

(in thousands)	Future Minimum Payments
2026	$5,736
2027	4,549
2028	1,182
2029	1,105
2030	1,091
Thereafter	1,962
Total	15,625
Less: Imputed Interest	(1,259)
Present value of net lease payments	$14,366

The following table includes supplemental operating lease information (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$5,881	$5,123	$5,419
Right-of-use assets obtained in exchange for new and modified lease liabilities	$2,355	$6,593	$1,181
Weighted average remaining lease term (in years)	4.0	5.0	6.1
Weighted average discount rate	5.4%	4.6%	3.2%

Subsequent to December 31, 2025, the Company amended the terms its principal executive office lease agreement to expire in November 2032, which will result in an increase to its future operating lease payments by approximately $14 million.

Note 6 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024 are as follows (in thousands):

December 31, 2023	$125,818
Foreign currency translation impact	(2,319)
December 31, 2024	123,499
Foreign currency translation impact	3,122
December 31, 2025	$126,621

The Company performed its annual impairment test and determined that goodwill was not impaired since the reporting unit’s fair value exceeded its carrying value.

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2025 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(79,405)	$12,224	3 - 10
Capitalized software	26,260	(15,082)	11,178	3 - 5
Customer relationships	19,112	(17,461)	1,651	5 - 10
Trademarks	11,730	(7,019)	4,711	15
Non-compete agreement	5,908	(3,711)	2,197	3
Patents	4,855	(1,053)	3,802	3 - 19
Total intangible assets	$159,494	$(123,731)	$35,763

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2024 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(74,655)	$16,974	3 - 10
Capitalized software	22,983	(8,027)	14,956	3 - 5
Customer relationships	17,569	(13,696)	3,873	5 - 10
Trademarks	11,674	(6,189)	5,485	15
Non-compete agreement	5,814	(2,605)	3,209	3
Patents	3,781	(766)	3,015	3 - 19
Total intangible assets	$153,450	$(105,938)	$47,512

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

The estimated future intangible asset amortization expense as of December 31, 2025 is as follows:

(in thousands)	Amortization Expense
2026	$13,464
2027	11,293
2028	4,458
2029	2,361
2030	1,855
Thereafter	2,332
$35,763

Note 7 — Long-Term Debt

Convertible Senior Notes - 2026
On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 1.25% Convertible Senior Notes due October 1, 2026. The 2026 Notes were issued pursuant to, and are governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the 2026 Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the 2026 Notes were first issued, up to an additional $100.0 million principal amount of 2026 Notes. The 2026 Notes issued on September 14, 2021 include the $100.0 million principal amount of 2026 Notes issued pursuant to the full exercise by the initial purchasers of such option.

The 2026 Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2026 Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The 2026 Notes accrue interest at a rate of 1.25% per annum, payable semi-annually in arrears on April 1 and October 1 of each year, beginning on April 1, 2022. The 2026 Notes mature on October 1, 2026, unless earlier repurchased, redeemed or converted. Before April 1, 2026, noteholders have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after April 1, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before October 1, 2026. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A Common Stock or a combination of cash and shares of its Class A Common Stock, at the Company’s election. The initial conversion rate is 31.4859 shares of Class A Common Stock per $1,000 principal amount of 2026 Notes, which represents an initial conversion price of approximately $31.76 per share of Class A Common Stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The conversion price as of December 31, 2025 was $31.76 per share of Class A Common Stock.

The 2026 Notes are redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after October 6, 2024, and on or before the 40th scheduled trading day immediately before October 1, 2026, but only if certain liquidity conditions are satisfied and the last reported sale price per share of the Company’s Class A Common Stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2026 Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A Common Stock.

The 2026 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2026 Indenture), which include the following: (i) certain payment defaults on the 2026 Notes (which, in the case of a default in the payment of interest on the 2026 Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the 2026 Indenture within specified periods of time; (iii) the Company’s failure to convert a 2026 Note upon the exercise of the conversion right with respect to such 2026 Note, subject to a three business-day cure period; (iv) the Company’s failure to comply with certain covenants in the 2026 Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (v) a default by the Company in its other obligations or agreements under the 2026 Indenture or the 2026 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the 2026 Indenture; (vi) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for money borrowed of at least $45.0 million; (vii) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $45.0 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished and (viii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

If an Event of Default (as defined in the 2026 Indenture) involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default (as defined in the 2026 Indenture) occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2026 Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default (as defined in the 2026 Indenture) relating to certain failures by the Company to comply with certain reporting covenants in the 2026 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Notes for up to 180 days at a specified rate per annum not exceeding 1.00% on the principal amount of the 2026 Notes.

The 2026 Notes were issued to the initial purchasers of such 2026 Notes in transactions not involving any public offering in reliance upon Section 4(a)(2) of the Securities Act. The 2026 Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believe are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act.

The Company incurred $21.3 million of debt issuance costs related to the 2026 Notes, which was recorded as a reduction to convertible senior notes, net in the Consolidated Balance Sheets.

2026 Notes Repurchase

During the year ended December 31, 2024, the Company repurchased $192.3 million principal amount of the 2026 Notes for $156.1 million and recognized a net gain of $33.4 million, which includes $2.8 million of unamortized debt issuance costs related to the repurchase.

During the year ended December 31, 2025, the Company repurchased $20.0 million principal amount of the 2026 Notes for $18.4 million and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs related to the repurchase.

Additionally, in February 2026, the Company repurchased $21.3 million principal amount of the 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million.

Convertible Senior Secured Notes - 2028
On May 21, 2025, the Company entered into Exchange Agreements with Exchanging Holders of the Existing Notes. Pursuant to the Exchange Agreements, the Company exchanged and repurchased $413.2 million aggregate principal amount of the Existing Notes. Of the $413.2 million aggregate principal amount of the Existing Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028, and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million. The exchange and repurchase resulted in a net gain of $16.6 million, which includes $3.1 million of unamortized debt issuance costs and $0.9 million of other related fees.

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders. The 2028 Notes were issued pursuant to, and are governed by, an indenture (the “2028 Indenture”), dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

The 2028 Notes are the Company’s senior, secured obligations and are guaranteed by certain of the Company’s subsidiaries (including the Company’s material domestic, wholly-owned subsidiaries) and are secured on a first-priority basis by substantially all assets of the Company and such guarantors, subject to certain exceptions. The 2028 Notes will accrue interest at a rate of 7.95% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2025. The 2028 Notes will mature on November 15, 2028, unless earlier repurchased, redeemed or converted. Subject to certain restrictions, noteholders may convert their 2028 Notes at any time at their election until the close of business on the second scheduled trading day immediately before November 15, 2028. The initial conversion rate is 349.6503 shares of Class A Common Stock per $1,000 principal amount of 2028 Notes, which represents an initial conversion price of approximately $2.86 per share of Class A Common Stock. The conversion rate and conversion price is subject to adjustment upon the occurrence of certain events. The Company will settle conversions by paying or delivering, as applicable, cash, shares of its Class A Common Stock or a combination of cash and shares of its Class A Common Stock, at the Company’s election. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2028 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2028 Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after September 1, 2028, and on or before the 40th scheduled trading day immediately before November 15, 2028, but only if certain liquidity conditions are satisfied. The redemption price will be a cash amount equal to the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, the calling of any 2028 Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that 2028 Note, in which case the conversion rate applicable to the conversion of that 2028 Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

The 2028 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2028 Indenture), which include the following: (i) certain payment defaults on the 2028 Notes (which, in the case of a default in the payment of interest on the 2028 Notes, will be subject to a five business-day cure period); (ii) the Company’s failure to send certain notices under the 2028 Indenture within specified periods of time; (iii) the Company’s failure to convert a 2028 Note upon the exercise of the conversion right with respect to such 2028 Note, subject to a three business-day cure period; (iv) the Company’s failure to comply with certain covenants in the 2028 Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (v) a default by the Company in its other obligations or agreements under the 2028 Indenture or the 2028 Notes if such default is not cured or waived within 30 days after notice is given in accordance with the 2028 Indenture; (vi) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for money borrowed of at least $15.0 million; (vii) the rendering of certain judgments against the Company or any of its significant subsidiaries for the payment of at least $15.0 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished, (viii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries, and (ix) the Company’s failure to perfect, or otherwise become unenforceable, a lien on certain of its collateral in favor of the secured parties under the 2028 Indenture.

If an Event of Default (as defined in the 2028 Indenture) involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2028 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default (as defined in the 2028 Indenture) occurs and is continuing, then, the trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of 2028 Notes then outstanding, by notice to the Company and the trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2028 Notes then outstanding to become due and payable immediately.

The 2028 Indenture also contains a number of restrictive covenants and limitations, including restrictions on the Company’s ability to incur certain indebtedness and other limitations on liens, investments and restricted payments, as further described in the 2028 Indenture.

The Company incurred $11.5 million of debt issuance costs related to the exchange and repurchase of the Existing Notes, which was recorded as a reduction to convertible senior notes, net on the Consolidated Balance Sheets. Additionally, the Company incurred $0.9 million of other fees related to the exchange and repurchase of the Existing Notes.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
2026 Notes	$124,485	$557,700
2028 Notes	250,000	—
Unamortized debt issuance costs	(10,095)	(5,502)
Total convertible senior notes, net	364,390	552,198
Current portion of convertible senior notes, net	(123,959)	—
Convertible senior notes, net	$240,431	$552,198

During the years ended December 31, 2025, 2024, and 2023, the Company recognized $3.6 million, $3.3 million, and $4.2 million, respectively, in interest expense related to the amortization of the debt issuance costs related to the 2026 Notes and 2028 Notes.

The net gain recognized related to the exchange and repurchases is included in other income, net in the Consolidated Statements of Comprehensive Income (Loss).

Note 8 — Commitments and Contingencies

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

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current President and Chief Executive Officer, Andrew Stanleick, its former Chief Financial Officer, Liyuan Woo, and its current Chief Financial Officer, Michael Monahan (the “Defendants”). The complaint, styled Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Health Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserted claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (First Claim), and violation of Section 20(a) of the Exchange Act against the individual defendants (Second Claim). The complaint alleged that, between May 10, 2022 and November 13, 2023, Defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint included a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the Court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case was assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, Defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and Defendants filed their reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the Court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the Court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties could complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On May 5, 2025, the plaintiffs filed a second amended complaint (the “SAC”), pursuant to the parties’ stipulation, which was so-ordered by the Court on April 16, 2025. On July 11, 2025, Defendants filed a motion to dismiss the SAC in its entirety. The Court scheduled a hearing on Defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied Defendants’ motion to dismiss. On November 24, 2025, each Defendant filed an answer to the SAC. On November 26, 2025, the parties filed a Fed. R. Civ. P. 26(f) joint report and proposed stipulated pretrial schedule. On December 15, 2025, the Court so-ordered the parties’ stipulated pretrial schedule, set the final pretrial conference for November 17, 2027, and set trial for December 7, 2027. On the same day, the Court referred the parties to a private mediation before a private mediator of their choice, to be completed by October 13, 2027. The parties are currently in the discovery phase of the case.

The Company believes that the claims asserted in the Securities Class Action have no merit and intends to vigorously defend them.

Customer Class Action

On October 24, 2024, Jason Davalos (“Jason Davalos”), Sonia Davalos (“Sonia Davalos”, and collectively with Jason Davalos, the “Davaloses”), and Sol Tan Tanning & Spa LLC (“Sol Tan”, and collectively with the Davaloses, the “Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Complaint”) against Hydrafacial LLC d/b/a The Hydrafacial Company (“Hydrafacial”) and The Beauty Health Company (“BHC” and collectively with Hydrafacial, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Customer Class Action”). The case is captioned Jason Davalos, Sonia Davalos, Sol Tan Tanning & Spa LLC, on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, and The Beauty Health Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.) The Complaint alleged that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purported to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States, of Class Action Defendants’ Syndeo machines. The Complaint asserted five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer production statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought in the Complaint included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving Plaintiff Sol Tan as the sole remaining Customer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the Court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the Court also (1) adjourned Plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the Court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the Court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the Court’s Notice of Initial Pretrial Conference. On the same day, the Court endorsed the joint submission and ordered Plaintiff to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025.

On June 2, 2025, Plaintiff and fifteen other alleged purchasers of the Syndeo machines (“Plaintiffs”) filed an amended complaint (the “Amended Complaint”) asserting: (1) violations of N.Y. G.B.L., § 349 (Count IV), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (Count V), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (Count I); (4) breach of express and implied contract and class-wide rescission (Count II); and (5) breach of express warranty (Count III). The relief sought in the Amended Complaint included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. For Counts IV (violations of N.Y. G.B.L., § 349) and V (violations of N.Y. G.B.L., § 350), plaintiff Jennifer Skuratov d/b/a Spa Thirsty, Inc. (“Spa Thirsty”), sought certification of an alternative subclass of New York purchasers of Syndeo devices (the “Putative New York Subclass”). On June 23, 2025, Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Spa Thirsty in full; (iv) dismiss all claims against BHC in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. On December 22, 2025, the Court granted Defendants’ motion to dismiss in its entirety, except it denied Defendants’ request that the claims brought by plaintiff Spa Thirsty be dismissed with prejudice. Specifically, the Court dismissed (i) all of Plaintiffs’ claims against BHC; (ii) Plaintiffs’ claims for breach of the implied warranty of merchantability (Count I), breach of express and implied contract and class-wide rescission based on fraudulent inducement (Count II), and violations of N.Y. G.B.L., §§ 349 and 350 (Counts IV and V), and their request for injunctive relief; and (iii) the Class Action Plaintiffs’ claim for breach of express warranty (Count III) to the extent it arises out of alleged defects affirmatively identified as “design defects” in the amended complaint. In addition, the Court denied the Class Action Plaintiffs’ request for leave to amend as to all of the dismissed causes of action except for plaintiff Spa Thirsty’s claims pursuant to N.Y. G.B.L. §§ 349 and 350. The Court gave plaintiff Spa Thirsty until January 9, 2026 to move for leave to file a second amended complaint that addresses the deficiencies with plaintiff Spa Thirsty’s §§ 349 and 350 claims. Those deficiencies included plaintiff Spa Thirsty’s failure to allege that it “was aware of any of Defendants’ purportedly deceptive statements ‘before [it] purchased or came into possession’ of the Syndeo.”

On January 9, 2026, Class Action Plaintiffs filed a letter motion for leave to file a second amended complaint and for reconsideration of the Court’s dismissal of Plaintiffs’ claims for breach of express and implied contract and class-wide rescission based on fraudulent inducement (Count II). Class Action Plaintiffs appended a proposed second amended complaint (the “Second Amended Complaint”) to their letter motion. The Second Amended Complaint alleged that plaintiff Spa Thirsty purchased a Syndeo in reliance on representations made by Hydrafacial to plaintiff Spa Thirsty at an aesthetic conference in New York, including that Syndeo was “top of the line,” “hands free,” “had superior cleanliness,” “superior,” “a major upgrade,” “works great,” and “yielded ‘more than 15 uses per bottle of solution serum.” The Second Amended Complaint alleged that those representations were deceptive in violation of N.Y. G.B.L. §§ 349 and 350 because the Syndeo allegedly lacked attributes Hydrafacial had represented to plaintiff Spa Thirsty and did not yield the promised treatments per bottle of solution serum. On January 23, 2026, Hydrafacial filed its opposition to Class Action Plaintiffs’ letter motion. Hydrafacial argued that the Second Amended Complaint was futile because all of its alleged representations about the Syndeo were inactionable puffery, except for, arguably, the representation regarding the number of treatments per bottle of solution serum. For that representation, Hydrafacial argued that plaintiff Spa Thirsty did not allege that its Syndeo yielded fewer than 15 treatments per bottle and failed to allege other facts required to state §§ 349 and 350 claims. Hydrafacial also argued that Class Action Plaintiffs’ request for reconsideration of the dismissal of Count II should be denied as untimely.

On January 27, 2026, the Court issued an order granting Class Action Plaintiffs’ motion for leave to file the Second Amended Complaint but denied their request that the Court reconsider its order dismissing the claim for breach of contract in Count II of the Amended Complaint. Although the Court agreed with Hydrafacial that “many of the claims attributed to HydraFacial in the Second Amended Complaint are non-actionable puffery, the claim that the Syndeo ‘yielded more than 15 uses per bottle of serum’ is a verifiable statement of fact,” and the Court could “infer that plaintiff Spa Thirsty’s machine failed to yield the promised number of uses per bottle of serum …. From plaintiff Spa Thirsty’s allegation that its ‘machines run through serums faster than Defendant states it should.’” The Court denied reconsideration because Class Action Plaintiffs’ request was both untimely and “would fail on the merits,” as Class Action Plaintiffs “failed to allege the specific provisions of the contract upon which liability was predicated.” Pursuant to the Court’s order, Class Action Plaintiffs filed the Second Amended Complaint on January 29, 2026. As a result of the Court’s ruling, the only claims still pending before the Court in the Customer Class Action are (i) the Class Action Plaintiffs’ claim against Hydrafacial for breach of its express warranty against defects in materials and workmanship; and (ii) plaintiff Spa Thirsty’s claim, asserted on behalf of itself and the Putative New York Subclass against Hydrafacial, for alleged violations of N.Y. G.B.L., § 349 and § 350.

On February 26, 2026, the parties jointly notified the Court that a settlement-in-principle had been reached and requested that all deadlines be stayed for sixty (60) days. On March 2, 2026, the Court ordered Class Action Plaintiffs to file the necessary motion papers for preliminary approval of the settlement on or before May 29, 2026, and canceled all other deadlines in the case.

The Company believes that the claims asserted in the Customer Class Action have no merit and it intends to vigorously defend them.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and have reached agreement on terms of a mutually agreeable resolution. The parties are finalizing settlement papers for submission to, and the approval of, the Delaware Court of Chancery.

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

Contractual Obligations and Other Commercial Commitments

As of December 31, 2025, the Company has $20.3 million of non-cancelable contractual obligations and other commercial commitments related to the purchase of inventory, service, other items, of which $19.9 million will be paid within the next twelve months.

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

Note 10 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there were 127,520,823 and 124,924,185, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Common Stock Repurchases

On September 12, 2023, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase up to $100.0 million of the Company’s Class A Common Stock. Under the share repurchase program, repurchases can be made from time to time using a variety of methods, which may include open market purchases, privately negotiated transactions, transactions structured through investment banking institutions, or a combination of the foregoing. Under this share repurchase program, for the year ended December 31, 2023, the Company repurchased and retired 10.4 million shares for $30.2 million excluding taxes. During the years ended December 31, 2025 and 2024, the Company did not repurchase any shares of its Class A Common Stock.

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Note 11 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$149,927	$—	$—	$149,927
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$1	$1

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$284,462	$—	$—	$284,462
Liabilities
Warrant liability — Private Placement Warrants	$—	$—	$488	$488

Money Market Funds

The Company’s investment in money market funds that are classified as cash equivalents hold underlying investments with a weighted average maturity of 90 days or less and are recognized at fair value. The valuations of these securities are based on quoted prices in active markets for identical assets, when available, or pricing models whereby all significant inputs are observable or can be derived from or corroborated by observable market data. The Company reviews security pricing and assesses liquidity on a quarterly basis. As of December 31, 2025, the Company’s U.S. portfolio had no material exposure to money market funds with a fluctuating net asset value.

Private Placement Warrants

As of December 31, 2025 and 2024, the Company had approximately 7 million Private Placement Warrants outstanding for which the fair value was determined using a Monte Carlo simulation model because these warrants are not subject to redemption if the reference value of the common stock, as defined, is between $10.00 and $18.00 per share. The warrants will expire in May 2026.

Long-Term Debt

As of December 31, 2025 and December 31, 2024, the estimated fair value of the Notes were $383.1 million (compared to a carrying amount of $374.5 million) and $446.2 million (compared to a carrying amount of $557.7 million), respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on December 31, 2025 and December 31, 2024, and are classified as Level 2 within the fair value hierarchy.

Note 12 — Share-Based Compensation

The Beauty Health Company 2021 Incentive Award Plan (the “2021 Plan”) became effective upon the consummation of the Business Combination. Pursuant to the 2021 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash based awards to eligible service providers. The aggregate number of shares of the Company’s Class A Common Stock that may be issued pursuant to awards granted under the 2021 Plan is the sum of (i) 14,839,640 and (ii) an annual increase on January 1 of each calendar year (commencing with January 1, 2022 and ending on and including January 1, 2031) equal to a number of shares equal to 4% of the aggregate shares outstanding as of December 31 of the immediately preceding calendar year (or such lesser number of shares as is determined by the Company’s Board of Directors), subject to adjustment by the plan administrator in the event of certain changes in our corporate structure. The maximum number of shares that may be granted with respect to incentive stock options under the 2021 Plan is 7,500,000. At December 31, 2025, approximately 14 million shares of the Company’s Class A Common Stock were reserved for the issuance of awards under the 2021 Plan.

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

The fair value of PSUs is recognized on a straight-line basis over their measurement period as compensation expense, and is not subject to reversal even if the market condition is not achieved. The fair value of PSUs was determined using a Monte Carlo simulation subject to the performance conditions of the underlying PSUs with the following assumptions:

Input	2025 Grants	2024 Grants	2023 Grants
Risk-free interest rate	3.6% - 4.0%	4.5%	3.5%
Expected volatility of the Company’s Class A Common Stock	102.6% - 120.1%	101.5%	74.9%
The following table summarizes the Company’s RSU and PSU activity for the year ended December 31, 2025:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2025	7,254,391	1,237,822	$4.56	$5.93
Granted	12,696,497	2,406,261	1.38	2.28
Vested	(3,217,346)	(441,558)	4.72	3.11
Forfeited	(4,422,096)	(1,007,055)	2.53	4.09
Cancelled(1)	—	(41,240)	—	20.21
Outstanding - December 31, 2025	12,311,446	2,154,230	$1.97	$3.02
(1) Cancelled PSU shares represent TSR PSUs that were not earned for the performance period that ended during the year ended December 31, 2025.

The fair value of RSUs that vested, determined based on their respective fair values at vesting date, during the years ended December 31, 2025, 2024, and 2023 was $4.6 million, $5.9 million, and $9.7 million, respectively. The fair value of PSUs that vested, determined based on their respective fair values at vesting date, during the year ended December 31, 2025 was $0.9 million. There were no PSUs that vested during the years ended December 31, 2024 and 2023.

The weighted average grant date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $3.17 and $8.58, respectively. The weighted average grant date fair value of PSUs granted during the years ended December 31, 2024 and 2023 was $5.27 and $17.54, respectively.

At December 31, 2025, the aggregate unrecognized compensation cost for unvested RSUs and PSUs was $16.3 million and $4.2 million, respectively, recognized over a weighted average period of 1.9 years and 1.8 years, respectively.

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2025	3,483,070	$13.64	5.29	$—
Granted	—	—
Exercised	—	—
Forfeited	(74,475)	15.45
Expired	(948,675)	13.81
Outstanding - December 31, 2025	2,459,920	13.51	5.37	—
Vested and Exercisable - December 31, 2025	2,457,295	13.50	5.37	—
Options vested and expected to vest - December 31, 2025	2,459,920	$13.51	5.37	$—

At December 31, 2025, aggregate unrecognized compensation cost for unvested stock options was immaterial. The stock options granted generally vest over a four year period.

There were no stock options granted during the year ended December 31, 2024 and 2023.

The intrinsic value of a stock option is the amount by which the current market value of the underlying stock exceeds the exercise price of the option. There were no stock options exercised during the year ended December 31, 2024. For the year ended December 31, 2023, the total intrinsic value of stock options exercised was immaterial.

Employee Stock Purchase Plan (“ESPP”)

In 2024, the Company suspended the ESPP for employees located in the United States, which became effective upon the consummation of the Business Combination. Under the ESPP, eligible employees can have up to 10% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company’s Class A Common Stock at certain purchase dates. The price of the Company’s Class A Common Stock purchased under the ESPP for the offering periods is equal to 85% of the lesser of the fair market value of a share of Class A Common Stock of the Company on the beginning or the end of the offering period.
The aggregate number of shares of the Company’s Class A Common Stock initially reserved for issuance pursuant to rights granted under the ESPP was 2,000,000. In addition, on the first day of each calendar year beginning on January 1, 2022 and ending on (and including) January 1, 2031, the number of shares available for issuance under the ESPP will be increased by a number of shares equal to the lesser of (1) one percent (1%) of the shares outstanding on the final day of the immediately preceding calendar year, and (2) such smaller number of shares as determined by the Company’s Board of Directors. As of December 31, 2025, approximately 6 million shares were reserved for the future issuance under the ESPP.
Share-Based Compensation Expense

Share-based compensation expense was as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Cost of sales	$519	$52	1,513
Selling and marketing	2,710	7,716	7,962
Research and development	512	345	1,425
General and administrative	11,083	18,583	11,644
Total share-based compensation	$14,824	$26,696	$22,544

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

Defined contributions expense was $2.3 million, $2.7 million and $3.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Note 14 — Income Taxes

The following table presents domestic and foreign components of loss before income taxes as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Domestic	$(12,462)	$(28,332)	$(104,161)
Foreign	6,524	(1,218)	2,272
Loss before taxes	$(5,938)	$(29,550)	$(101,889)

The federal, state and foreign components of the income tax expense (benefit) are summarized as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$146	$9	$34
State	224	133	216
Foreign	1,332	3,001	3,793
Total current income tax expense	1,702	3,143	4,043
Deferred:
Federal	—	—	(4,137)
State	—	—	(633)
Foreign	1,879	(3,595)	(1,046)
Total deferred tax expense (benefit)	1,879	(3,595)	(5,816)
Total income tax expense (benefit)	$3,581	$(452)	$(1,773)

The Company adopted ASU 2023-09 on a prospective basis beginning December 31, 2025. The following table presents the required disclosure pursuant to ASU 2023-09 and is a reconciliation of the Company's income tax expense at the statutory federal tax rate to the Company's effective tax rate for the year ended December 31, 2025:

	Year Ended December 31,
(in thousands)	2025
U.S. federal statutory income tax rate	$(1,247)	21.0%
State and local taxes, net of federal benefit (1)	227	(3.8)
Foreign tax effects
China
Statutory tax rate difference between China and U.S.	(217)	3.7
Changes in valuation allowance	2,745	(46.2)
Other	(916)	15.4
United Kingdom
Statutory tax rate difference between United Kingdom and U.S.	189	(3.2)
Other	388	(6.5)
Other foreign jurisdictions	111	(1.9)
Tax credits - research and development	(108)	1.8
Change in valuation allowance	(1,871)	31.5
Nontaxable or nondeductible items
Officer compensation	700	(11.8)
Share-based compensation	1,870	(31.5)
Change in fair value of warrants	(102)	1.7
Other	729	(12.3)
Changes in worldwide unrecognized tax benefits	208	(3.5)
Other provision adjustments	875	(14.7)
Income tax expense	$3,581	(60.3)%
(1) State taxes in Texas comprise the majority (greater than 50%) of the tax effect in this category.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and is a reconciliation of the Company's income tax benefit at the statutory federal tax rate to the Company's effective tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(in thousands)	2024		2023
Federal statutory income tax rate	$(6,206)	21.0%	$(21,398)	21.0%
State taxes, net of federal benefit	475	(1.6)	(3,083)	3.0
Officer compensation	905	(3.1)	844	(0.8)
Change in fair value of warrants	(644)	2.2	(2,503)	2.5
Share-based compensation	5,130	(17.4)	2,922	(2.9)
Foreign rate differential	(64)	0.2	338	(0.3)
R&D credit	(289)	1.0	(824)	0.8
Permanent differences	296	(1.0)	2,183	(2.1)
Change in valuation allowance	1,006	(3.4)	18,400	(18.1)
Other	(1,061)	3.6	1,348	(1.3)
Income tax benefit	$(452)	1.5%	$(1,773)	1.7%

The following table presents cash paid for income taxes, net of refunds received, by jurisdiction during the year ended December 31, 2025:

(in thousands)
Federal
Aggregated state and local jurisdictions (2)	$84
Foreign
United Kingdom	3,218
Germany	275
Australia	249
China	245
All other foreign (2)	(121)
Total cash paid for income taxes, net of refunds	$3,950
(2) The amount of income taxes paid during the year ended December 31, 2025 does not meet the 5% disaggregation threshold.

Cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $2.8 million and $2.3 million, respectively.

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

(in thousands)	December 31, 2025	December 31, 2024
Deferred income tax assets
State taxes	$28	$20
Accrued expenses	4,029	3,497
Inventories	4,848	6,226
Accounts receivable	821	1,840
Section 163(j) limitation	7,427	6,822
Net operating loss carryforwards	15,499	11,722
Share-based compensation	2,421	2,927
Lease liabilities	3,572	3,983
Capitalized research	2,592	5,249
Property and equipment	1,119	—
Other	2,580	3,480
Total deferred income tax assets	44,936	45,766

Deferred income tax liabilities
Goodwill and intangibles	(2,260)	(3,710)
Prepaid expenses	—	(283)
Convertible debt premium	(3,415)	—
Right-of-use assets	(2,889)	(3,401)
Property and equipment	—	(630)
Total deferred tax liabilities	(8,564)	(8,024)
Valuation allowance	(34,840)	(34,244)
Net deferred income tax assets	$1,532	$3,498

The Company’s net deferred income tax assets as presented on the Consolidated Balance Sheets consists of the following items as of the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Deferred income tax assets	$1,925	$3,894
Deferred income tax liabilities	(393)	(396)
Net deferred income tax assets	$1,532	$3,498

The Company increased the valuation allowance on the net deferred tax assets by $0.6 million for the year ended December 31, 2025. In determining whether deferred tax assets are realizable, the Company considered numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize the deferred tax assets. The Company has provided a full valuation allowance against the China and U.S. federal and state net deferred tax assets that management believes is not more likely than not to be realized.

If the Company were to release the valuation allowance upon management determining that it is more likely than not the deferred tax assets could be recognized, $34.8 million of income tax benefit would be recorded to continuing operations.

At December 31, 2025, the Company had gross federal and state net operating loss carryforwards of $46.3 million and $20.8 million, respectively, that can be carried forward indefinitely, subject to an 80% taxable income limitation, and state net operating loss carryforward of $39.1 million, which will expire in varying amounts beginning in 2028.

The Company has federal and state research and development credit carryforwards of $1.1 million and $0.9 million, respectively. The federal credits will expire in 2042 and the state credits are available indefinitely.

As of December 31, 2025 and December 31, 2024, the Company had recorded gross unrecognized tax benefits of $1.7 million and $1.2 million, respectively. As of December 31, 2025, the Company has $0.7 million of unrecognized tax benefits that, if recognized and realized, will affect the effective tax rate. The Company recognizes interest expense and penalties associated with uncertain tax positions as a component of income tax expense. Accruals for interest and penalties related to income tax matters were not material as of December 31, 2025.

A reconciliation of the beginning and ending balances of unrecognized tax benefits is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Unrecognized tax benefits at beginning of period	$1,194	$1,104
Increases for tax positions in prior periods	422	—
Decreases for tax positions in prior periods	—	(54)
Increases for tax positions in current period	121	261
Settlements/statute expirations	—	(117)
Unrecognized tax benefits at end of period	$1,737	$1,194

The Company is subject to taxation and files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Company’s tax returns remain open for examination in the United States for years 2021 through 2024, while tax returns in the foreign jurisdictions in which the Company operates are generally subject to examination up to three years following the year in which the tax obligation originated. The Company is not currently under examination by income tax authorities in federal, state or other jurisdictions.

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

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was signed into law. The Act includes significant changes to U.S. tax and related laws. Some of the provisions of the Act affecting corporations include the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income international tax provisions, an increase in the limit of the deduction of interest expense to thirty percent of earnings before interest, taxes, depreciation, and amortization, and reinstatement of one hundred percent bonus depreciation deduction from the Tax Cuts and Jobs Act for eligible property acquired after January 19, 2025. The Act has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Act's financial reporting implications have been recognized in the Company's income tax provision for the year ended December 31, 2025, which did not have a material impact on the U.S. effective tax rate and net deferred tax assets as the Company maintains a full valuation allowance in the United States.

Note 15 — Net Loss Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Net loss available to common stockholders - basic	$(9,519)	$(29,098)	$(100,116)
Adjustments related to the 2026 Notes (1)	(12,590)	(22,671)	—
Net loss available to common stockholders - diluted	$(22,109)	$(51,769)	$(100,116)

Weighted average common stock outstanding - basic	126,378,509	123,827,372	131,680,605
Effect of dilutive shares:
2026 Notes	9,419,693	18,665,203	—
Weighted average common stock outstanding - diluted	135,798,202	142,492,575	131,680,605

Basic net loss per share:	$(0.08)	$(0.23)	$(0.76)
Dilutive net loss per share:	$(0.16)	$(0.36)	$(0.76)
(1) For the year ended December 31, 2025 and 2024, the adjustments related to the 2026 Notes include the net gain related to the exchange and repurchases offset by interest expense and amortization of debt issuance costs related to the 2026 Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
2026 Notes	—	—	23,614,425
2028 Notes	87,412,575	—	—
RSUs	12,311,446	7,254,391	5,242,680
Stock Options	2,459,920	3,483,070	3,732,420
PSUs	2,154,230	1,237,822	1,306,558
For the years ended December 31, 2025, 2024, and 2023, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per share of Class A Common Stock because their effect would be anti-dilutive.

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

The CODM also reviews the disaggregation of total operating expenses, of which significant segment expenses are related to personnel-related expenses, which includes sales commission and share-based compensation expense. Other segment expenses included in total operating expenses primarily consist of fees for professional services principally comprising legal, audit, tax and accounting services, depreciation and amortization expenses, advertising and marketing-related expenses, software, facilities-related costs, credit card and wire fees, and insurance.
The following summarizes the components of operating expenses for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Total operating expenses:
Personnel-related expenses	$111,338	$131,134	$152,625
Other segment expenses	105,829	118,936	133,405
Total operating expenses	$217,167	$250,070	$286,030

Net sales disaggregated by major product line were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net Sales
Delivery Systems	$88,079	$125,400	$206,630
Consumables	212,711	208,894	191,361
Total net sales	$300,790	$334,294	$397,991

Net sales by geographic region were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Americas	$203,980	$216,993	$227,709
Europe, the Middle East and Africa	68,295	71,633	88,089
Asia-Pacific	28,515	45,668	82,193
Total net sales	$300,790	$334,294	$397,991

No single customer accounted for 10% or more of consolidated net sales during the years ended December 31, 2025, 2024, and 2023.

No single customer accounted for 10% or more of the Company’s accounts receivable balance as December 31, 2025 and 2024.

Long-lived assets, which includes property and equipment, net and right-of-use assets, net, by geographic region were as follows for the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
U.S.	$10,284	$13,285
United Kingdom	1,954	2,066
Germany	1,169	1,595
China	101	1,406
Rest of World	600	1,216
Total long-lived assets	$14,108	$19,568

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

To stand behind its commitment to its customers and protect the Company’s brand reputation, in October 2023, the Company’s management decided that, with respect to Syndeo devices, the Company would only market and sell Syndeo 3.0 devices. The Company provided, at no cost to the customer, the option of (i) a technician upgrade to their Syndeo 1.0 or 2.0 devices to 3.0 standards in the field; or (ii) a replacement Syndeo 3.0 device for their existing device. Additionally, the Company extended the customer’s warranty by one year for each system from the date it was either brought to the 3.0 standards or the customer received a Syndeo 3.0 device. The Company incurred costs of $45.6 million during the year ended December 31, 2023, associated with the costs to upgrade, replace, and remediate Syndeo 1.0 or 2.0 devices, which was included in cost of sales on the Consolidated Statements of Comprehensive Income (Loss). As of December 31, 2024, the Syndeo Program was complete.

Additionally, with respect to Syndeo devices, as a result of the decision to market and sell Syndeo 3.0 devices exclusively, the Company designated all Syndeo 1.0 and 2.0 builds on-hand as obsolete, resulting in an inventory write-down of $19.6 million during the year ended December 31, 2023.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2025.

Limitations on Effectiveness of Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer (our President and Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Remediation of Previously Reported Material Weakness

As previously disclosed in Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the year ended December 31, 2024, management identified a material weakness in our internal control over financial reporting.

During the quarter ended December 31, 2025, the Company, with oversight from our Audit Committee, completed its remediation procedures related to the material weakness. Management tested the design and operating effectiveness of the following controls:

•Appointed new individuals in key roles including the Chief Supply Chain and Operations Officer and other operational leadership roles;
•Enhanced training and operational guidelines resulting in the successful completion of the Company’s annual physical inventory counts; and
•Designed and implemented controls with regards to excess and obsolete inventory and inventory pricing and purchase arrangements.

Based on these procedures, we believe that the previously reported material weakness has been remediated. However, completion of remediation procedures for the material weakness does not provide assurance that our modified controls will continue to operate properly or that our financial statements will be free from error.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Beauty Health Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Beauty Health Company and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated March 12, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Los Angeles, California
March 12, 2026

Item 9B. Other Information.

During the fourth quarter of 2025, no director or officer of the Company (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (each as such term is defined in Item 408(a) of Regulation S-K of the Securities Act).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as stated below, the information required by this Item will be included in the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year end December 31, 2025, in connection with the solicitation of proxies for the 2026 Proxy Statement, under the captions “Proposal 1: Election of Eight Directors”, “Directors and Nominees”, “Corporate Governance — Board Committees — Audit Committee,”, and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

Code of Conduct

The Company has adopted a written Code of Business Conduct and Ethics (“Code of Conduct”) that applies to all of its directors, officers, and employees. A current copy of the Code of Conduct is available on the Governance section of the Company’s website, https://www.beautyhealth.com/corporate-governance/documents-and-charters. The Board of Directors, in connection with the Audit Committee, is responsible for administering the Code of Conduct and the Board of Directors must approve any waivers of the Code of Conduct for its executive officers and directors. All amendments to the Code of Conduct must be approved by the Board of Directors and promptly disclosed to the Company’s stockholders if required in accordance with applicable U.S. securities laws and/or the rules and regulations of the exchange or system on which the Company’s shares of Class A Common Stock are traded or quoted, as the case may be. The Company’s website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K. The Company has included its website address as an inactive textual reference only.

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

Item 11. Executive Compensation.

The information required by this Item will be included in the 2026 Proxy Statement under the captions “Compensation Discussion and Analysis”, “Executive Compensation”, “Narrative to Summary Compensation Table and Grants of Plan-Based Awards Table”, “2025 Director Compensation”, “Corporate Governance — Compensation Committee Interlocks and Insider Participation”, “Compensation Committee Report”, and “CEO Pay Ratio Disclosure”, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2026 Proxy Statement under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2026 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Corporate Governance — Affirmative Determinations Regarding Director and Nominee Independence”, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be included in the 2026 Proxy Statement under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm”, and is incorporated herein by reference.

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

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	May 10, 2021
3.2	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	June 11, 2024
3.3	Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.2	June 11, 2024
3.4	Certificate of Correction to Second Amended and Restated Certificate of Incorporation of The Beauty Health Company filed on May 4, 2021, dated July 31, 2025	8-K	001-39565	3.1	August 1, 2025
3.5	Amended and Restated Bylaws of The Beauty Health Company	8-K	001-39565	3.2	May 10, 2021
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Indenture, dated May 27, 2025, between The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39565	4.1	May 27, 2025
4.5	Form of Note representing the 7.95% Convertible Senior Secured Notes due 2028 (included as Exhibit A to Exhibit 4.4)	8-K	001-39565	4.2	May 27, 2025
4.6	Supplemental Indenture No. 1, dated September 4, 2025, among The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39565	4.1	September 4, 2025
4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1	Amended and Restated Registration Rights Agreement dated as of May 4, 2021, by and among the Company, BLS Investor Group LLC and the stockholders of LCP Edge Intermediate, Inc.	8-K	001-39565	10.2	May 10, 2021
10.2	Investor Rights Agreement dated as of May 4, 2021, by and between the Company and LCP Edge Holdco, LLC	8-K	001-39565	10.3	May 10, 2021
10.3#	The Beauty Health Company 2021 Incentive Award Plan	8-K	001-39565	10.1	April 30, 2021
10.4#	The Beauty Health Company 2021 Employee Stock Purchase Plan	8-K	001-39565	10.2	April 30, 2021
10.5#	The Beauty Health Company Amended and Restated Executive Severance Plan	8-K	001-39565	10.2	April 8, 2024
10.6#	Form of Confirmation for Capped Call Transactions	8-K	001-39565	10.1	September 14, 2021

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.7†	Separation and Transition Agreement, dated November 11, 2024, by and between Hydrafacial LLC and Daniel Watson	8-K/A	001-39565	10.1	November 12, 2024
10.8	Form of Exchange Agreement	8-K	001-39565	10.1	May 21, 2025
10.9†#	Offer Letter with Ronald Menezes, dated October 9, 2024	8-K	001-39565	10.1	February 28, 2025
10.10†#	Offer Letter with Sheri Lewis, dated March 25, 2024	8-K	001-39565	10.2	February 28, 2025
10.11#	Employment Agreement with Pedro Malha, dated September 29, 2025	8-K	001-39565	10.1	September 30, 2025
10.12	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on May 10, 2021)	8-K	001-39565	10.2	September 30, 2025
10.13#	Separation Agreement, by and between The Beauty Health Company and Marla Beck, dated October 13, 2025	8-K/A	001-39565	10.1	October 17, 2025
10.14	General Release of all Claims, by and between The Beauty Health Company and Marla Beck, dated October 10, 2025	8-K/A	001-39565	10.2	October 17, 2025
19.1	Insider Trading Policy	10-K	001-39565	19.1	March 12, 2025
21.1	Subsidiaries of The Beauty Health Company					X
23.1	Consent of Deloitte & Touche LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	The Beauty Health Company Second Amended and Restated Clawback Policy					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments
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

THE BEAUTY HEALTH COMPANY

Date:	March 12, 2026	By:	/s/ Pedro Malha
		Name:	Pedro Malha
		Title:	Chief Executive Officer
(Principal Executive Officer)

Power of Attorney

Each person whose individual signature appears below hereby authorizes, constitutes, and appoints Pedro Malha and Michael Monahan, and each of them, with full power of substitution and re-substitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place, and stead, in any and all capacities, to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10‑K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Pedro Malha	Chief Executive Officer and Director	March 12, 2026
Pedro Malha	(Principal Executive Officer)

/s/ Michael Monahan	Chief Financial Officer	March 12, 2026
Michael Monahan	(Principal Financial and Accounting Officer)

/s/ Brenton L. Saunders	Chairman	March 12, 2026
Brenton L. Saunders

/s/ Philippe Schaison	Director	March 12, 2026
Philippe Schaison

/s/ Stephen J. Fanning	Director	March 12, 2026
Stephen J. Fanning

/s/ Desiree Gruber	Director	March 12, 2026
Desiree Gruber

/s/ Michelle Kerrick	Director	March 12, 2026
Michelle Kerrick

/s/ Brian Miller	Director	March 12, 2026
Brian Miller

/s/ Doug Schillinger	Director	March 12, 2026
Doug Schillinger