Form 10-Q
period 2026-03-31
SkinHealth Systems Inc.
filed 2026-05-07
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from __________ to __________.
Commission File Number: 001-39565

SkinHealth Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	85-1908962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3600 E. Burnett Street Long Beach, CA 90815	(800) 603-4996
(Address of principal executive offices, including zip code)	Registrant's telephone number, including area code

The Beauty Health Company 2165 Spring Street, Long Beach, CA 90806
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

As of May 5, 2026, there were 129,600,040 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

SKINHEALTH SYSTEMS INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.
SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$204,358	$232,673
Accounts receivable, net of allowances for estimated credit losses of $4,988 and $6,022 at March 31, 2026 and December 31, 2025, respectively	18,615	21,741
Inventories	47,693	48,012
Income tax receivable	1,638	1,696
Prepaid expenses and other current assets	5,391	5,395
Total current assets	277,695	309,517
Property and equipment, net	2,336	2,538
Right-of-use assets, net	20,293	11,570
Intangible assets, net	32,798	35,763
Goodwill	126,246	126,621
Deferred income tax assets, net	2,413	1,925
Other assets	11,452	11,869
TOTAL ASSETS	$473,233	$499,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible senior notes, net	$102,944	$123,959
Accounts payable	15,885	15,631
Accrued payroll-related expenses	13,031	24,947
Lease liabilities, current	4,158	5,128
Income tax payable	462	1,226
Other accrued expenses	18,722	15,384
Total current liabilities	155,202	186,275
Lease liabilities, non-current	18,751	9,238
Deferred income tax liabilities, net	393	393
Convertible senior notes, net	241,276	240,431
Other long-term liabilities	2,371	2,410
Total liabilities	417,993	438,747
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 129,144,801 and 127,520,823 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	581,053	579,961
Accumulated other comprehensive loss	(1,712)	(1,434)
Accumulated deficit	(524,114)	(517,484)
Total stockholders’ equity	55,240	61,056
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$473,233	$499,803
The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$64,910	$69,580
Cost of sales	20,471	21,000
Gross profit	44,439	48,580
Operating expenses:
Selling and marketing	23,195	26,040
Research and development	1,102	998
General and administrative	21,943	33,565
Total operating expenses	46,240	60,603
Loss from operations	(1,801)	(12,023)
Interest expense	6,346	2,498
Interest income	(1,485)	(3,028)
Other income, net	(1,044)	(60)
Change in fair value of warrant liabilities	—	(349)
Foreign currency transaction loss (gain), net	1,196	(1,880)
Loss before provision for income taxes	(6,814)	(9,204)
Income tax (benefit) expense	(184)	892
Net loss	(6,630)	(10,096)
Comprehensive loss, net of tax:
Foreign currency translation adjustments	(278)	1,128
Comprehensive loss	$(6,908)	$(8,968)
Net loss per share
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
Weighted average common stock outstanding
Basic	127,792,611	125,079,470
Diluted	131,399,898	125,079,470
The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2024	124,924,185	$12	$566,709	$(6,953)	$(507,965)	$51,803
Net loss	—	—	—	—	(10,096)	(10,096)
Issuance of common stock pursuant to equity compensation plan	483,396	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(161,295)	—	(250)	—	—	(250)
Share-based compensation	—	—	3,476	—	—	3,476
Foreign currency translation adjustments	—	—	—	1,128	—	1,128
BALANCE, March 31, 2025	125,246,286	$13	$569,935	$(5,825)	$(518,061)	$46,062

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2025	127,520,823	$13	$579,961	$(1,434)	$(517,484)	$61,056
Net loss	—	—	—	—	(6,630)	(6,630)
Issuance of common stock pursuant to equity compensation plan	2,469,895	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(845,917)	—	(987)	—	—	(987)
Share-based compensation	—	—	2,079	—	—	2,079
Foreign currency translation adjustments	—	—	—	(278)	—	(278)
BALANCE, March 31, 2026	129,144,801	$13	$581,053	$(1,712)	$(524,114)	$55,240

The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,630)	$(10,096)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	2,079	3,476
Amortization of intangible assets	3,558	3,180
Depreciation of property and equipment	563	1,856
Amortization of other assets	1,215	1,128
Amortization of debt issuance costs	1,010	786
Inventory write-down	376	277
Provision for estimated credit losses	540	739
Change in fair value of warrant liabilities	—	(349)
Gain on repurchase of 2026 Notes	(1,019)	—
Deferred income taxes	(515)	(265)
Other, net	2,406	(663)
Changes in operating assets and liabilities:
Accounts receivable	2,491	3,989
Inventories	(136)	3,761
Prepaid expenses, other current assets, and income tax receivable	28	2,906
Accounts payable, accrued expenses, and income tax payable	(9,558)	(5,730)
Other, net	(1,962)	(1,999)
Net cash (used for) provided by operating activities	(5,554)	2,996
Cash flows from investing activities:
Cash paid for intangible assets	(1,425)	(1,100)
Cash paid for property and equipment	(224)	(45)
Net cash used for investing activities	(1,649)	(1,145)
Cash flows from financing activities:
Repurchase of 2026 Notes	(20,161)	—
Payment of tax withholdings on vested stock awards	(745)	(250)
Net cash used for financing activities	(20,906)	(250)
Net change in cash, cash equivalents, and restricted cash	(28,109)	1,601
Effect of foreign currency translation on cash	(206)	1,367
Cash, cash equivalents, and restricted cash beginning of period	232,673	370,063
Cash, cash equivalents, and restricted cash end of period	$204,358	$373,031

The accompanying notes are an integral part of these unaudited financial statements

SKINHEALTH SYSTEMS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Description of Business

SkinHealth Systems Inc. (the “Company”) is a global medical aesthetics company delivering an integrated ecosystem of clinically proven solutions designed to help consumers achieve superior skin health and support the success of providers. Anchored by Hydrafacial, a leading and widely requested professional skincare treatment, and supported by complementary offerings including SkinStylus microneedling and HydraScalp powered by Keravive, the Company combines advanced device technology, proprietary consumables, and clinical validation to deliver trusted treatment experiences through an omnichannel network of providers worldwide.

Historical Information

The Company (previously, The Beauty Health Company, and formerly, Vesper Healthcare Acquisition Corp.) was incorporated in the State of Delaware on July 8, 2020. On May 4, 2021, we consummated the business combination pursuant to that certain Agreement and Plan of Merger, dated December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc. (“Merger Sub I”), Hydrate Merger Sub II, LLC (“Merger Sub II”), LCP Edge Intermediate, Inc., the indirect parent of HydraFacial LLC, f.k.a. Edge Systems LLC (“Hydrafacial”), and LCP Edge Holdco, LLC (“LCP,” or “Former Parent,” and, in its capacity as the stockholders’ representative, the “Stockholders’ Representative”) (the “Merger Agreement”), which provided for: (a) the merger of Merger Sub I with and into Hydrafacial, with Hydrafacial continuing as the surviving corporation (the “First Merger”), and (b) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Hydrafacial with and into Merger Sub II, with Merger Sub II continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company owns 100% of the outstanding common stock of Hydrafacial and each share of common stock and preferred stock of Hydrafacial was cancelled and converted into the right to receive a portion of the consideration payable in connection with the Mergers. As a result of the Second Merger, the Company owns 100% of the outstanding interests in Merger Sub II. In connection with the closing of the Business Combination (the “Closing”), the Company owns, directly or indirectly, 100% of the stock of Hydrafacial and its subsidiaries and the stockholders of Hydrafacial as of immediately prior to the effective time of the First Merger (the “Hydrafacial Stockholders”) hold a portion of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”).

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

These interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in, or presented as exhibits to, the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	March 31, 2026	December 31, 2025
Raw materials	$19,631	$18,546
Finished goods	28,062	29,466
Total inventories	$47,693	$48,012

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2026	December 31, 2025
Accrued compensation and payroll taxes	$7,586	$17,905
Accrued sales commissions	3,216	4,791
Accrued benefits	2,229	2,251
Total accrued payroll-related expenses	$13,031	$24,947

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	March 31, 2026	December 31, 2025
Accrued interest	$7,508	$2,929
Sales and VAT tax payables	2,899	3,571
Royalty liabilities	1,318	1,571
Deferred revenue	1,101	1,012
Other	5,896	6,301
Total other accrued expenses	$18,722	$15,384

As of March 31, 2026 and December 31, 2025, total warranty reserve was approximately $1 million, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets.

As of March 31, 2026 and December 31, 2025, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2026, the Company amended the terms of its principal executive office lease agreement to expire in November 2032, resulting in an increase of approximately $14 million in future operating lease payments and an approximately $10 million increase in lease-related balances on the Condensed Consolidated Balance Sheets.

Note 3 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	March 31, 2026	December 31, 2025
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$11,035	$11,080
Machinery and equipment	2-5	4,565	4,723
Furniture and fixtures	2-7	5,438	5,320
Computers and equipment	3-5	3,566	3,556
Tooling	5	541	541
Autos and trucks	5	61	61
Construction in progress		261	55
Total property and equipment		25,467	25,336
Less: accumulated depreciation and amortization		(23,131)	(22,798)
Property and equipment, net		$2,336	$2,538

Note 4 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the three months ended March 31, 2026 are as follows (in thousands):

December 31, 2025	126,621
Foreign currency translation impact	(375)
March 31, 2026	$126,246

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of March 31, 2026 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(80,815)	$10,814	3 - 10
Capitalized software	26,732	(16,012)	10,720	3 - 5
Customer relationships	18,944	(18,152)	792	5 - 10
Trademarks	11,802	(7,237)	4,565	15
Non-compete agreement	5,895	(3,952)	1,943	3
Patents	5,102	(1,138)	3,964	3 - 19
Total intangible assets	$160,104	$(127,306)	$32,798

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2025 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(79,405)	$12,224	3 - 10
Capitalized software	26,260	(15,082)	11,178	3 - 5
Customer relationships	19,112	(17,461)	1,651	5 - 10
Trademarks	11,730	(7,019)	4,711	15
Non-compete agreement	5,908	(3,711)	2,197	3
Patents	4,855	(1,053)	3,802	3 - 19
Total intangible assets	$159,494	$(123,731)	$35,763

Note 5 — Long-Term Debt

Convertible Senior Secured Notes - 2028
On May 21, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of the 1.25% Convertible Senior Notes due October 1, 2026 (the “2026 Notes”). Pursuant to the Exchange Agreements, the Company exchanged and repurchased $413.2 million aggregate principal amount of the 2026 Notes. Of the $413.2 million aggregate principal amount of the 2026 Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”, and together with the 2026 Notes, the “Notes”), and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million.

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders. The 2028 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

Convertible Senior Notes - 2026
On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 2026 Notes pursuant to, and governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the 2026 Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the 2026 Notes were first issued, up to an additional $100.0 million principal amount of 2026 Notes. The 2026 Notes issued on September 14, 2021 include the $100.0 million principal amount of 2026 Notes issued pursuant to the full exercise by the initial purchasers of such option.

During the three months ended March 31, 2026, the Company repurchased $21.3 million principal amount of its 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million and recognized a net gain of $1.0 million, which includes $0.1 million of unamortized debt issuance costs. During the three months ended March 31, 2025, there were no repurchases related to the 2026 Notes. Since inception through December 31, 2025, the Company exchanged and repurchased in total $625.5 million principal amount of its 2026 Notes.

The net gain recognized related to the repurchase is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	March 31, 2026	December 31, 2025
2026 Notes	$103,235	$124,485
2028 Notes	250,000	250,000
Unamortized debt issuance costs	(9,015)	(10,095)
Total convertible senior notes, net	344,220	364,390
Current portion of convertible senior notes, net	(102,944)	(123,959)
Convertible senior notes, net	$241,276	$240,431

As of March 31, 2026 and December 31, 2025, the estimated fair value of the Notes were $345.3 million (compared to a carrying amount of $353.2 million) and $383.1 million (compared to a carrying amount of $374.5 million), respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on March 31, 2026 and December 31, 2025, and are classified as Level 2 within the fair value hierarchy.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the Court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case was assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, Defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and Defendants filed their reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the Court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the Court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties could complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On May 5, 2025, the plaintiffs filed a second amended complaint (the “SAC”), pursuant to the parties’ stipulation, which was so-ordered by the Court on April 16, 2025. On July 11, 2025, Defendants filed a motion to dismiss the SAC in its entirety. The Court scheduled a hearing on Defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied Defendants’ motion to dismiss. On November 24, 2025, each Defendant filed an answer to the SAC. On November 26, 2025, the parties filed a Fed. R. Civ. P. 26(f) joint report and proposed stipulated pretrial schedule. On December 15, 2025, the Court so-ordered the parties’ stipulated pretrial schedule, set the final pretrial conference for November 17, 2027, and set trial for December 7, 2027. On the same day, the Court referred the parties to a private mediation before a private mediator of their choice, to be completed by October 13, 2027. On March 24, 2026, the parties entered into a stipulation to extend the case schedule by approximately three months to allow them to focus on mediation efforts. The Court approved the stipulation on March 25, 2026, resulting in a three-month extension of the case schedule, including all discovery deadlines. The parties have agreed to participate in a private mediation, which is currently scheduled to take place on May 20, 2026.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and reached agreement on terms of a mutually agreeable resolution. On February 9, 2026, the parties entered into a Stipulation of Settlement, which is subject to court approval. On February 20, 2026, the Delaware Court of Chancery entered a Scheduling Order with respect to Notice and Settlement Hearing, requiring the Company to file a copy of the Notice of Pendency and Proposed Settlement of Derivative Action as an exhibit to a Current Report on Form 8-K, which the Company filed on March 6, 2026. The Court has scheduled the settlement hearing for May 13, 2026.

Securities and Exchange Commission (the “SEC”) Subpoena

On January 11, 2024, the Company was informed that the SEC is conducting a formal investigation of the Company related to, among other things, the allegations brought against the Company in the Securities Class Action lawsuit. The Company has subsequently received subpoenas from the SEC for the production of documents and witness testimony related to its investigation. The Company is in the process of responding to the subpoenas and intends to continue to fully cooperate with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time.

Note 7 — Related-Party Transactions
Registration Rights Agreement

In connection with the consummation of the Business Combination, on May 4, 2021, the Company entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with BLS Investor Group LLC and the Hydrafacial Stockholders.

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding shares of Class A Common Stock or any other equity securities (including the 9,333,333 warrants to purchase shares of the Company’s Class A Common Stock at $11.50 per share (the “Private Placement Warrants”) and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by BLS Investor Group LLC (the “Sponsor”) or the Hydrafacial Stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the shares of Class A Common Stock issued upon conversion of the 11,500,000 shares of Class B common stock (the “Founder Shares”) that were owned by the Sponsor and converted into shares of Class A Common Stock in connection with the Business Combination and upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued as earn-out shares to the Hydrafacial Stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of Class A Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

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

As of March 31, 2026 and December 31, 2025, the Company had approximately 7 million Private Placement Warrants outstanding, which will expire in May 2026. The fair value of the Private Placement Warrants was immaterial as of March 31, 2026 and December 31, 2025.

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

Note 8 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 129,144,801 and 127,520,823, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$128,303	$—	$—	$128,303

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$149,927	$—	$—	$149,927

Note 10 — Revenue

Net sales consist of the sale of products to retail and wholesale customers through e-commerce and distributor sales. The Company generates revenue through manufacturing and selling its patented hydradermabrasion delivery systems (“Delivery Systems”). In conjunction with the sale of Delivery Systems, the Company also sells single-use tips, solutions, serums, and other products used to provide a Hydrafacial treatment (collectively “Consumables”). Original Consumables are sold solely and exclusively by the Company (and from authorized retailers) and are available for purchase separately from the purchase of Delivery Systems. For both Delivery Systems and Consumables, revenue is recognized upon transfer of control to the customer, which generally takes place at the point of shipment.

Net sales disaggregated by major product line were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Delivery Systems	$18,539	$20,218
Consumables	46,371	49,362
Total net sales	$64,910	$69,580

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Americas	$44,608	$46,257
Europe, the Middle East and Africa	13,735	14,987
Asia-Pacific	6,567	8,336
Total net sales	$64,910	$69,580

Note 11 — Share-Based Compensation

The Company has various stock compensation plans, which are more fully described in Part II, Item 8 “Financial Statements and Supplementary Data—Note 12 to the Consolidated Financial Statements—Share-Based Compensation” in the Company’s 2025 Annual Report on Form 10-K. Under The Beauty Health Company 2021 Incentive Award Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock or cash-based awards to eligible service providers.

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Cost of sales	$118	$150
Selling and marketing	565	217
Research and development	75	143
General and administrative	1,321	2,966
Total share-based compensation	$2,079	$3,476

Restricted Stock Units (“RSU”) and Performance-based Restricted Stock Units (“PSU”)

The following table summarizes the Company’s RSU and PSU activity:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2026	12,311,446	2,154,230	$1.97	$3.02
Granted	9,007,477	434,068	1.14	1.86
Vested	(2,469,895)	—	2.11	—
Forfeited	(1,241,717)	(378,245)	2.01	3.20
Outstanding - March 31, 2026	17,607,311	2,210,053	$1.52	$2.76

As of March 31, 2026, total unrecognized compensation expense related to unvested RSU and PSU totaled $25.7 million and is expected to be recognized over a weighted-average period of 2.3 years.

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2026	2,459,920	$13.51	5.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding - March 31, 2026	2,459,920	13.51	5.08
Vested and Exercisable - March 31, 2026	2,459,920	13.51	5.08
Options vested and expected to vest - March 31, 2026	2,459,920	$13.51	5.08

Cash Performance Awards

During the three months ended March 31, 2026, cash performance awards with a total target value of $2.8 million were granted for which the final payout will range from 0% to 200% of the target value based on the total shareholder return of the Company’s Class A Common stock relative to a defined peer group. The cash performance awards vest over a two to three-year period.

The cash performance awards can be settled in either cash or Class A Common Stock upon vesting at the Company’s discretion. These awards are accounted for as liability awards under Accounting Standards Codification (“ASC”) 718 and are measured at fair value through the end of the performance period using the Monte Carlo simulation model. For the three months ended March 31, 2026, the expense associated with the cash performance awards was immaterial. The estimated future cash payments of these awards are included within other long-term liabilities in the Condensed Consolidated Balance Sheets.

As of March 31, 2026, total unrecognized compensation expense related to unvested cash performance awards totaled $0.9 million and is expected to be recognized over a weighted-average period of 2.2 years.

Note 12 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by ASC 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S. and China as required by ASC 740-270-30-36(a). For the three months ended March 31, 2026, the Company recorded income tax benefit of $0.2 million.

The AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's deferred tax assets in the U.S. and China, income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, and the impact of discrete items that may occur in any given year but are not consistent from year to year.

For the three months ended March 31, 2025, the Company recorded income tax expense of $0.9 million. The estimated worldwide AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's U.S. deferred tax assets, income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, and the impact of discrete items that may occur in any given year but are not consistent from year to year.

The Company has established a valuation allowance against its deferred tax assets in the U.S. and China, because it is more likely than not that the deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considers numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets.

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.8 million and $1.7 million as of March 31, 2026 and December 31, 2025, respectively.

Note 13 — Net Loss Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2026	2025
Net loss available to common stockholders - basic	$(6,630)	$(10,096)
Adjustments related to the 2026 Notes (1)	(491)	—
Net loss available to common stockholders - diluted	$(7,121)	$(10,096)

Weighted average common stock outstanding - basic	127,792,611	125,079,470
Effect of dilutive shares:
2026 Notes	3,607,287	—
Weighted average common stock outstanding - diluted	131,399,898	125,079,470

Basic net loss per share:	$(0.05)	$(0.08)
Diluted net loss per share:	$(0.05)	$(0.08)
(1) For the three months ended March 31, 2026, the adjustments related to the 2026 Notes include the net gain related to the repurchase offset by interest expense and amortization of debt issuance costs related to the 2026 Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2026	2025
2026 Notes	—	17,559,686
2028 Notes	87,412,575	—
RSUs	17,607,311	15,813,008
Stock Options	2,459,920	3,145,320
PSUs	2,210,053	2,845,617
For the three months ended March 31, 2026 and 2025, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per share of Class A Common Stock because their effect would be anti-dilutive.

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
The following summarizes the components of operating expenses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2026	2025
Total operating expenses:
Personnel-related expenses	$22,705	$28,819
Other segment expenses	23,535	31,784
Total operating expenses	$46,240	$60,603

Note 15 — New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Standards Accounting Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The Company adopted ASU 2024-04 on a prospective basis beginning January 1, 2026 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which simplifies the application of the current expected credit loss model for current accounts receivable and current contract assets under ASC 606. The Company adopted ASU 2025-05 on a prospective basis beginning January 1, 2026 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses” which expands interim and annual requirements to disclose about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, which was clarified in ASU 2025-01. The standard allows for early adoption of these requirements. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statement disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

These forward-looking statements are not guarantees of future performance, conditions or results, and involve a number of known and unknown risks, uncertainties, assumptions and other important factors, many of which are outside the Company’s control, that could cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled Risk Factors of this filing and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Annual Report on Form 10-K”).

Important factors that may affect actual results or outcomes include, among others: the inability to recognize the benefits of the business combination consummated on May 4, 2021 pursuant to a certain Agreement and Plan of Merger entered into by and among the Company and other parties (the “Business Combination”); the Company’s availability of cash for debt service and exposure to risk of default under debt obligations; the Company’s ability to manage growth; the Company’s ability to execute its business plan; potential negative reactions or outcomes related to the Company’s name change in general and focused shift in operations; potential litigation involving the Company; changes in applicable laws or regulations; and the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors. The Company does not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

Unless the context otherwise requires, references to the “Company”, “Hydrafacial”, “we”, “us”, and “our” in this section are intended to mean the business and operations of SkinHealth Systems Inc. and its consolidated subsidiaries.

Company Overview

SkinHealth Systems Inc. (the “Company” or “SkinHealth Systems”) is a global medical aesthetics company delivering an integrated ecosystem of clinically proven solutions designed to help consumers achieve superior skin health and support the success of providers. Anchored by Hydrafacial, a leading and widely requested professional skincare treatment, and supported by complementary offerings including SkinStylus microneedling and HydraScalp powered by Keravive, the Company combines advanced device technology, proprietary consumables, and clinical validation to deliver trusted treatment experiences through an omnichannel network of providers worldwide.

Business and Macroeconomic Conditions

During the three months ended March 31, 2026, we continued to strengthen the foundation of the business while expanding our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, driving consumables, which consist of single-use tips, solutions, serums, and other products used to provide a Hydrafacial treatment (collectively “Consumables”), investing in our community of providers, partners, and consumers, driving brand awareness, advancing our science-backed innovation product pipeline, and optimizing our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
•Global economic conditions, including inflation, recession, changes in foreign currency exchange rates, higher interest rates, and other changes in economic conditions;
•Market conditions, including increased competition and the interest rate environment, affecting the ability of potential customers to obtain credit on acceptable terms and longer sales cycles;
•The imposition of tariffs and/or trade restrictions, due to geopolitical tensions or otherwise, may impact material costs and pricing;
•Changes in applicable laws, regulations, regulatory interpretations, or enforcement policies in countries in which we operate;
•Disruptions in transportation and other supply chain related constraints, such as labor strife in the transportation industry or geopolitical tensions; and
•Issues related to older models of Syndeo and our actions to remediate such issues.

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

Comparison of Three Months Ended March 31, 2026 to Three Months Ended March 31, 2025

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended March 31, 2026 and March 31, 2025, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended March 31,
(in millions)	2026	% of Net Sales	2025	% of Net Sales
Net sales	$64.9	100.0%	$69.6	100.0%
Cost of sales	20.5	31.5	21.0	30.2
Gross profit	44.4	68.5	48.6	69.8
Operating expenses
Selling and marketing	23.2	35.7	26.0	37.4
Research and development	1.1	1.7	1.0	1.4
General and administrative	21.9	33.8	33.6	48.2
Total operating expenses	46.2	71.2	60.6	87.1
Loss from operations	(1.8)	(2.8)	(12.0)	(17.3)
Interest expense	6.3	9.8	2.5	3.6
Interest income	(1.5)	(2.3)	(3.0)	(4.4)
Other income, net	(1.0)	(1.6)	(0.1)	(0.1)
Change in fair value of warrant liabilities	—	—	(0.3)	(0.5)
Foreign currency transaction loss (gain), net	1.2	1.8	(1.9)	(2.7)
Loss before provision for income taxes	(6.8)	(10.5)	(9.2)	(13.2)
Income tax (benefit) expense	(0.2)	(0.3)	0.9	1.3
Net loss	$(6.6)	(10.2)%	$(10.1)	(14.5)%
Net Sales

	Three Months Ended March 31,		Change
(in millions)	2026	2025	Amount	%
Net sales
Delivery Systems	$18.5	$20.2	$(1.7)	(8.3)%
Consumables	46.4	49.4	(3.0)	(6.1)%
Total net sales	$64.9	$69.6	$(4.7)	(6.7)%

	Three Months Ended March 31,
Percentage of net sales	2026	2025
Delivery Systems	28.6%	29.1%
Consumables	71.4%	70.9%
Total	100.0%	100.0%

Total net sales for the three months ended March 31, 2026 decreased $4.7 million, or 6.7%, compared to the three months ended March 31, 2025. Delivery Systems net sales for the three months ended March 31, 2026 decreased $1.7 million, or 8.3%, compared to the three months ended March 31, 2025, with decreases in the Americas and Europe, the Middle East, and Africa. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.

Consumables net sales for the three months ended March 31, 2026 decreased $3.0 million, or 6.1%, compared to the three months ended March 31, 2025, with decreases across all regions. Consumables net sales were negatively impacted by the transition to a distributor model in China, the timing of distributor orders, and promotions in the fourth quarter of 2025.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended March 31,		Change
(in millions)	2026	2025	Amount	%
Cost of sales	$20.5	$21.0	$(0.5)	(2.5)%
Gross profit	$44.4	$48.6	$(4.1)	(8.5)%
Gross margin	68.5%	69.8%

Cost of sales for the three months ended March 31, 2026 decreased $0.5 million, compared to the three months ended March 31, 2025. Gross margin decreased to 68.5% for the three months ended March 31, 2026 from 69.8% for the three months ended March 31, 2025 primarily due to higher amortization expense.
Operating Expenses

Selling and Marketing

	Three Months Ended March 31,		Change
(in millions)	2026	2025	Amount	%
Selling and marketing	$23.2	$26.0	$(2.8)	(10.9)%
As a percentage of net sales	35.7%	37.4%
Selling and marketing expense for the three months ended March 31, 2026 decreased $2.8 million, or 10.9%, compared to the three months ended March 31, 2025. The decrease is primarily driven by lower depreciation expense, sales commission expense, and marketing-related spend.
Research and Development

	Three Months Ended March 31,		Change
(in millions)	2026	2025	Amount	%
Research and development	$1.1	$1.0	$0.1	10.4%
As a percentage of net sales	1.7%	1.4%

Research and development expense for the three months ended March 31, 2026 increased slightly compared to the three months ended March 31, 2025, reflecting increased investment in future product development.
General and Administrative

	Three Months Ended March 31,		Change
(in millions)	2026	2025	Amount	%
General and administrative	$21.9	$33.6	$(11.6)	(34.6)%
As a percentage of net sales	33.8%	48.2%

General and administrative expense for the three months ended March 31, 2026 decreased $11.6 million, or 34.6%, compared to the three months ended March 31, 2025. The decrease is primarily driven by lower personnel-related expenses, including severance and share-based compensation expense, legal fees, and depreciation and amortization expense.

Interest Expense, Interest Income, and Other Income, Net

	Three Months Ended March 31,		Change
(in millions)	2026	2025	Amount	%
Interest expense	$6.3	$2.5	$3.8	154.0%
Interest income	$(1.5)	$(3.0)	$1.5	(51.0)%
Other income, net	$(1.0)	$(0.1)	$(1.0)	N/M
N/M - Not meaningful

Interest expense for the three months ended March 31, 2026 increased $3.8 million compared to the three months ended March 31, 2025, primarily due to interest and amortization of debt issuance costs related to the 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”), partially offset by lower outstanding balances related to the 1.25% Convertible Senior Notes due October 2026 (the “2026 Notes”).

Interest income for the three months ended March 31, 2026 decreased $1.5 million compared to the three months ended March 31, 2025 primarily due to lower average invested balances and interest rates during the three months ended March 31, 2026.

Other income, net for the three months ended March 31, 2026 included $1.0 million net gain related to the repurchase of the 2026 Notes.

Liquidity and Capital Resources

Our primary sources of capital have been (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, (iii) net proceeds received from the Notes, and (iv) net proceeds received from the exercise of public and private placement warrants. As of March 31, 2026, we had cash, cash equivalents, and restricted cash of $204.4 million.

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

Convertible Senior Notes, Net

Convertible Senior Secured Notes - 2028
On May 21, 2025, the Company entered into privately negotiated exchange agreements (the “Exchange Agreements”) with certain holders (the “Exchanging Holders”) of the 2026 Notes. Pursuant to the Exchange Agreements, the Company exchanged and repurchased $413.2 million aggregate principal amount of the 2026 Notes. Of the $413.2 million aggregate principal amount of the 2026 Notes, $263.2 million principal amount were exchanged at a weighted-average price equal to 95% for $250.0 million principal amount of new 2028 Notes, and $150.1 million principal amount were repurchased at a weighted-average price equal to 95% for $142.6 million.

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders. The 2028 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent.

Convertible Senior Notes - 2026
On September 14, 2021, the Company issued an aggregate of $750.0 million in principal amount of its 2026 Notes pursuant to, and governed by, an indenture dated as of September 14, 2021, between the Company and U.S. Bank National Association, as trustee. Pursuant to the purchase agreement between the Company and the initial purchasers of the 2026 Notes, the Company granted the initial purchasers an option to purchase, for settlement within a period of 13 days from, and including, the date the 2026 Notes were first issued, up to an additional $100.0 million principal amount of 2026 Notes. The 2026 Notes issued on September 14, 2021 include the $100.0 million principal amount of 2026 Notes issued pursuant to the full exercise by the initial purchasers of such option.

During the three months ended March 31, 2026, the Company repurchased $21.3 million principal amount of its 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million and recognized a net gain of $1.0 million, which includes $0.1 million of unamortized debt issuance costs. During the three months ended March 31, 2025, there were no repurchases related to the 2026 Notes. Since inception through December 31, 2025, the Company exchanged and repurchased in total $625.5 million principal amount of its 2026 Notes. For more information, see Part I, Item 1 “Financial Statements — Note 5 - “Long-term Debt” in this Quarterly Report on Form 10-Q.

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

In addition, we continue to face macroeconomic challenges such as the possibility of recession or financial market instability, and the impact of any governmental actions on the economy, such as tariffs and/or trade restrictions. Furthermore, the geopolitical landscape poses inherent risks that could significantly impact the operations and financial performance of the Company. In the event of a military conflict, supply chain disruptions, geopolitical uncertainties, and economic repercussions may adversely affect the Company’s ability to develop, test and manufacture products, and distribute them globally. This could lead to delays in product development, interruptions in the supply of critical materials, thereby impeding the Company’s commercialization plans. These factors may adversely impact consumers, business, and government spending as well as our customers' ability to pay for our products and services on an ongoing basis.

If economic and social conditions or the degree of uncertainty or volatility worsen, or the adverse conditions previously described are further prolonged, our revenues could be adversely affected. Furthermore, the impact of a conflict on global financial markets may result in increased volatility and uncertainty in the capital markets, thereby affecting the valuation of the Company’s Class A Common Stock. Investor confidence, market sentiment, and access to capital could all be negatively influenced. Such geopolitical risks are outside the control of the Company, and the actual effects on the Company’s business, financial condition and results of operations may differ from current estimates. Macroeconomic challenges and credit conditions have negatively impacted our revenues in 2026. We are continuing to monitor these and other risks that may affect our business so that we can respond appropriately. Negative trends in our financial performance or financial condition may result in a sustained decline in our stock price, which may result in a triggering event necessitating an interim goodwill impairment assessment and potential goodwill impairment.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Cash, cash equivalents, and restricted cash at beginning of period	$232.7	$370.1
Operating activities:
Net loss	(6.6)	(10.1)
Non-cash adjustments	10.2	10.2
Changes in working capital	(9.1)	2.9
Net cash (used for) provided by operating activities	(5.6)	3.0
Net cash used for investing activities	(1.6)	(1.1)
Net cash used for financing activities	(20.9)	(0.3)
Net change in cash, cash equivalents, and restricted cash	(28.1)	1.6
Effect of foreign currency translation	(0.2)	1.4
Cash, cash equivalents, and restricted cash at end of period	$204.4	$373.0

Operating Activities

Net cash used for operating activities for the three months ended March 31, 2026 was $5.6 million, as compared to net cash provided by operating activities of $3.0 million for the three months ended March 31, 2025. The change in cash used for operating activities was primarily related to changes in working capital and net loss.

Investing Activities

Net cash used for investing activities for the three months ended March 31, 2026 was $1.6 million, as compared to $1.1 million for the three months ended March 31, 2025. The change in cash used for investing activities was due to higher capital expenditures during the three months ended March 31, 2026.

Financing Activities

Net cash used for financing activities for the three months ended March 31, 2026 was $20.9 million, as compared to $0.3 million for the three months ended March 31, 2025. The cash used for financing activities for the three months ended March 31, 2026 was primarily related to the repurchase of the Company’s 2026 Notes.

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

There have been no changes to our critical accounting policies since our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Recent Accounting Pronouncements

See Part I, Item 1 "Financial Statements—Note 15 to the Consolidated Financial Statements—New Accounting Pronouncements" of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operations result primarily from changes in interest rates, foreign currency, and inflation risk. There were no material changes to our market risks disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15-d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cartessa Aesthetics, LLC

On December 14, 2020, Hydrafacial LLC (“Hydrafacial”) filed a complaint (the “Cartessa Complaint”) against Cartessa Aesthetics, LLC (“Cartessa”) in the United States District Court for the Eastern District of New York (the “New York Court”), captioned Edge Systems LLC v. Cartessa Aesthetics, LLC, Case No. 1:20-cv-6082 (the “Cartessa Case”), for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed five of Hydrafacial’s patents on its device. Hydrafacial narrowed its allegation in the Cartessa Complaint to assert infringement of just four of its patents. On September 15, 2022, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Unclean Hands and denied Cartessa’s Motion for Summary Judgment of non-infringement on three of the four patents-in-suit. On June 6, 2023, the New York Court granted Hydrafacial’s Motion for Summary Judgment of No Invalidity of the fourth patent-in-suit and granted Cartessa’s Motion for Summary Judgment of non-infringement of that same patent. The parties agreed to dismiss the remaining claims without prejudice so that Hydrafacial can appeal the New York Court’s grant of Cartessa’s Motion for Summary Judgment. Final judgment was entered on October 15, 2024.

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

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial has asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung has consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, the parties concluded the evidentiary hearing on April 9-15, 2025. The parties filed post-hearing briefs in May 2025 and the judge issued an initial determination on August 26, 2025, finding that the patent is valid and infringed by Cartessa’s products. The initial determination recommended an exclusion order and cease and desist order against Cartessa that would prevent importation or sale of Cartessa’s hydrodermabrasion systems within the United States. The Commission issued its final determination on March 23, 2026, confirming infringement by Cartessa’s products and validity of Hydrafacial’s patent. On March 26, 2026, Cartessa filed a petition for review by the Federal Circuit Court of Appeals. Hydrafacial expects this appeal to be dismissed by the end of 2026.

Cartessa Aesthetics, LLC - Second Complaint

On June 14, 2024, Hydrafacial filed a complaint (the “Second Cartessa Complaint”) against Cartessa in the New York Court, captioned HydraFacial LLC v. Cartessa Aesthetics, LLC, Case No. 2:24-cv-04253 (the “Second Cartessa Case”), for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed Hydrafacial’s U.S. Patent No. 11,865,287. The Second Cartessa Case has been stayed pending resolution of the ITC Cartessa Matter. Although Cartessa filed a petition for review of the Commission’s final determination in the ITC Cartessa Matter, Hydrafacial plans to file a motion to reopen the Second Cartessa Case in the second quarter of 2026 to vigorously pursue its claims against Cartessa and seek monetary damages because Hydrafacial believes and expects that Cartessa’s appeal will likely be dismissed.

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

On February 12, 2026, the director of the U.S.P.T.O. de-instituted and denied the second IPR challenging the ’287 Patent (IPR2025-00145). On April 20, 2026, the director denied Sinclair’s request for rehearing of that de-institution decision. The only IPR proceedings still pending against Hydrafacial are the two copycat IPRs from Sinclair and AMP (IPR2025-01169 and IPR2025-01217, respectively), which have been stayed by the director in view of the pending Director Review of the institution decision in IPR2025-00145. Hydrafacial expects these two remaining copycat IPRs challenging the ’052 Patent and ’477 Patent to also be de-instituted given that they were stayed pending the decision on the ’287 Patent, which has now been issued. Hydrafacial plans to continue vigorously defending its patents against each of these challenges.

Medicreations LLC

On May 6, 2024, Hydrafacial filed a complaint against Medicreations LLC (“Medicreations”) in the United States District Court for Nevada, Case Number 2:24-cv-00855 (the “Medicreations Case”), for patent infringement arising from Medicreations’ sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed twelve of Hydrafacial’s patents. On July 26, 2024, Medicreations filed a motion to dismiss the complaint. On March 3, 2025, the court issued an order dismissing a few of Hydrafacial’s claims to specific remedies, but the majority of the case and claims will move forward. On May 13, 2025, Hydrafacial filed a Motion for Preliminary Injunction that was denied in October 2025. This case continued against Medicreations until the parties achieved a settlement on March 19, 2026, wherein Medicreations agreed to pay Hydrafacial $225,000 in past damages and a royalty of 35% of sales Medicreations made in February and March 2026. As a result, the Medicreations Case has been dismissed.

Sinclair Pharma US, Inc

On July 24, 2024, Hydrafacial filed a complaint against Sinclair Pharma US, Inc (“Sinclair”), and its distributor Viora, Inc (“Viora”), in the United States District Court for the Central District of California, Case No. 2:24-cv-06250 (the “Sinclair Case”), for patent infringement arising from Sinclair’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Sinclair Case was stayed pending the resolution of an ITC investigation against Sinclair. The ITC investigation was terminated in February 2025, and the district court judge lifted the stay for a short time before staying discovery again in view of the IPRs that were instituted and stayed. Hydrafacial expects for this stay to be lifted once the remaining IPRs are de-instituted. Hydrafacial plans to seek monetary damages and vigorously pursue its claims against Sinclair and Viora.

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

On June 13, 2025, Hydrafacial filed a motion for preliminary injunction for which the judge held a hearing on July 25, 2025, but the judge has not yet issued an order. On June 23, 2025, AMP filed a partial motion to dismiss which only addresses a small portion of Hydrafacial’s claims and remedies in this case, but a hearing has not been scheduled for this motion yet. The judge held a claim construction hearing on February 27, 2026. Discovery is proceeding as the parties await the judge’s orders on the pending motions and claim construction. Hydrafacial will continue to seek monetary damages, and plans to vigorously pursue its claims against AMP.

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

Candela Corp.

On April 3, 2025, Hydrafacial filed a complaint against Candela Corp. (“Candela”), and its manufacturer Termosalud S.L. (“Termosalud”), in the United States District Court for the District of Delaware, Case No. 1:25-cv-00418-JLH (the “Candela Case”), for patent infringement arising from Candela’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. Hydrafacial reached a settlement with Candela in April 2026 and will dismiss the case as to Candela by the end of May 2026. Hydrafacial has not reached a settlement with Termosalud yet, and as a result, Hydrafacial plans to vigorously pursue its claims against Termosalud, including monetary damages.

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

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martjn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act (“PSLRA”), 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the Court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint. The Securities Class Action case was assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, Defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and Defendants filed their reply brief on December 23, 2024. A hearing on the Defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the Court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the Court granted the parties’ joint stipulation to withdraw briefing on Defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties could complete a private mediation. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On May 5, 2025, the plaintiffs filed a second amended complaint (the “SAC”), pursuant to the parties’ stipulation, which was so-ordered by the Court on April 16, 2025. On July 11, 2025, Defendants filed a motion to dismiss the SAC in its entirety. The Court scheduled a hearing on Defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied Defendants’ motion to dismiss. On November 24, 2025, each Defendant filed an answer to the SAC. On November 26, 2025, the parties filed a Fed. R. Civ. P. 26(f) joint report and proposed stipulated pretrial schedule. On December 15, 2025, the Court so-ordered the parties’ stipulated pretrial schedule, set the final pretrial conference for November 17, 2027, and set trial for December 7, 2027. On the same day, the Court referred the parties to a private mediation before a private mediator of their choice, to be completed by October 13, 2027. On March 24, 2026, the parties entered into a stipulation to extend the case schedule by approximately three months to allow them to focus on mediation efforts. The Court approved the stipulation on March 25, 2026, resulting in a three-month extension of the case schedule, including all discovery deadlines. The parties have agreed to participate in a private mediation, which is currently scheduled to take place on May 20, 2026.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, Plaintiffs’ answering brief was filed on May 2, 2025, and Defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and reached agreement on terms of a mutually agreeable resolution. On February 9, 2026, the parties entered into a Stipulation of Settlement, which is subject to court approval. On February 20, 2026, the Delaware Court of Chancery entered a Scheduling Order with respect to Notice and Settlement Hearing, requiring the Company to file a copy of the Notice of Pendency and Proposed Settlement of Derivative Action as an exhibit to a Current Report on Form 8-K, which the Company filed on March 6, 2026. The Court has scheduled the settlement hearing for May 13, 2026.

Securities and Exchange Commission (the “SEC”) Subpoena

On January 11, 2024, the Company was informed that the SEC is conducting a formal investigation of the Company related to, among other things, the allegations brought against the Company in the Securities Class Action lawsuit. The Company has subsequently received subpoenas from the SEC for the production of documents and witness testimony related to its investigation. The Company is in the process of responding to the subpoenas and intends to continue to fully cooperate with the SEC investigation. We cannot predict the duration, scope, or outcome of this matter at this time.

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

Our rebranding involves costs and may not be favorably received

On April 22, 2026, we changed our name from “The Beauty Health Company” to “SkinHealth Systems Inc.” We have incurred costs as a result of the rebranding and the SkinHealth Systems brand name may not achieve or maintain the brand name recognition or status of our former BeautyHealth brand. Our corporate structure and how we report on our financial results remains unchanged. Developing and maintaining awareness of our brand is important to retain and attract customers. The success of our new brand is integral to our growth strategy and the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform to meet the needs of our customers at competitive prices, our ability to maintain our customers’ trust, our ability to continue to develop new functionality and solutions, and our ability to successfully differentiate our platform. Additionally, our partners’ performance may affect our brand and reputation if customers do not have a positive experience. We rely on free and paid search engine marketing efforts to help drive traffic to our products, which efforts could be adversely affected by the rebranding initiative in the short and/or long term. Specifically, the rebranding could adversely affect the placement and ranking of our website within free and paid search results (as well as the pricing of paid search results), any or all of which could increase marketing costs (particularly if free traffic is replaced with paid traffic) and adversely affect the effectiveness of our marketing efforts overall. Even if our brand recognition and loyalty increases, this may not generate customer awareness or yield increased revenue and profitability. Even if they do, any increased revenue may not offset the expenses we incurred in building our brand. For these reasons, our rebranding may not produce the benefits expected, could adversely affect our ability to retain and attract customers, and may have a material adverse effect on our results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2026, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended March 31, 2026, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of The Beauty Health Company	8-K	001-39565	3.1	April 22, 2026
3.2	Restated Certificate of Incorporation of SkinHealth Systems Inc.	8-K	001-39565	3.2	April 22, 2026
3.3	Second Amended and Restated Bylaws of SkinHealth Systems Inc.	8-K	001-39565	3.3	April 22, 2026
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Indenture, dated May 27, 2025, between The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	10-Q	001-39565	4.4	August 7, 2025
4.5	Form of Note representing the 7.95% Convertible Senior Secured Notes due 2028 (included as Exhibit A to Exhibit 4.4)	10-Q	001-39565	4.5	August 7, 2025
4.6	Supplemental Indenture No. 1, dated September 4, 2025, among The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39565	4.1	September 4, 2025
4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.4	March 12, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
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

SKINHEALTH SYSTEMS INC.

Date:	May 7, 2026	By:	/s/ Pedro Malha
		Name:	Pedro Malha
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)