Form 10-Q
period 2026-06-30
SkinHealth Systems Inc.
filed 2026-08-06
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of August 3, 2026, there were 130,140,763 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

SKINHEALTH SYSTEMS INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.
SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$206,074	$232,673
Accounts receivable, net of allowances for estimated credit losses of $3,652 and $6,022 at June 30, 2026 and December 31, 2025, respectively	17,640	21,741
Inventories	46,842	48,012
Income tax receivable	1,992	1,696
Prepaid expenses and other current assets	22,693	5,395
Total current assets	295,241	309,517
Property and equipment, net	2,088	2,538
Right-of-use assets, net	19,397	11,570
Intangible assets, net	30,218	35,763
Goodwill	126,349	126,621
Deferred income tax assets, net	2,350	1,925
Other assets	10,930	11,869
TOTAL ASSETS	$486,573	$499,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible senior notes, net	$103,089	$123,959
Accounts payable	16,051	15,631
Accrued payroll-related expenses	13,114	24,947
Lease liabilities, current	3,857	5,128
Income tax payable	482	1,226
Other accrued expenses	31,605	15,384
Total current liabilities	168,198	186,275
Lease liabilities, non-current	17,975	9,238
Deferred income tax liabilities, net	393	393
Convertible senior notes, net	242,120	240,431
Other long-term liabilities	2,319	2,410
Total liabilities	431,005	438,747
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 130,104,671 and 127,520,823 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	583,737	579,961
Accumulated other comprehensive loss	(1,399)	(1,434)
Accumulated deficit	(526,783)	(517,484)
Total stockholders’ equity	55,568	61,056
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$486,573	$499,803
The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$72,113	$78,187	$137,023	$147,767
Cost of sales	22,775	29,075	43,246	50,075
Gross profit	49,338	49,112	93,777	97,692
Operating expenses:
Selling and marketing	21,018	23,109	44,213	49,149
Research and development	1,407	1,251	2,509	2,249
General and administrative	23,341	27,452	45,284	61,017
Total operating expenses	45,766	51,812	92,006	112,415
Income (loss) from operations	3,572	(2,700)	1,771	(14,723)
Interest expense	6,295	4,144	12,641	6,642
Interest income	(1,290)	(3,158)	(2,775)	(6,186)
Other income, net	(19)	(18,146)	(1,063)	(18,206)
Change in fair value of warrant liabilities	—	210	—	(139)
Foreign currency transaction loss (gain), net	47	(4,469)	1,243	(6,349)
(Loss) income before provision for income taxes	(1,461)	18,719	(8,275)	9,515
Income tax expense (benefit)	1,208	(993)	1,024	(101)
Net (loss) income	(2,669)	19,712	(9,299)	9,616
Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	313	3,629	35	4,757
Comprehensive (loss) income	$(2,356)	$23,341	$(9,264)	$14,373
Net (loss) income per share
Basic	$(0.02)	$0.16	$(0.07)	$0.08
Diluted	$(0.02)	$0.03	$(0.07)	$(0.02)
Weighted average common stock outstanding
Basic	129,596,886	126,072,603	128,699,733	125,578,780
Diluted	129,596,886	140,294,291	128,699,733	140,589,807
The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2024	124,924,185	$12	$566,709	$(6,953)	$(507,965)	$51,803
Net loss	—	—	—	—	(10,096)	(10,096)
Issuance of common stock pursuant to equity compensation plan	483,396	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(161,295)	—	(250)	—	—	(250)
Share-based compensation	—	—	3,476	—	—	3,476
Foreign currency translation adjustments	—	—	—	1,128	—	1,128
BALANCE, March 31, 2025	125,246,286	$13	$569,935	$(5,825)	$(518,061)	$46,062
Net income	—	—	—	—	19,712	19,712
Issuance of common stock pursuant to equity compensation plan	2,091,026	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(572,750)	—	(708)	—	—	(708)
Share-based compensation	—	—	5,308	—	—	5,308
Foreign currency translation adjustments	—	—	—	3,629	—	3,629
BALANCE, June 30, 2025	126,764,562	$13	$574,535	$(2,196)	$(498,349)	$74,003

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2025	127,520,823	$13	$579,961	$(1,434)	$(517,484)	$61,056
Net loss	—	—	—	—	(6,630)	(6,630)
Issuance of common stock pursuant to equity compensation plan	2,469,895	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(845,917)	—	(987)	—	—	(987)
Share-based compensation	—	—	2,079	—	—	2,079
Foreign currency translation adjustments	—	—	—	(278)	—	(278)
BALANCE, March 31, 2026	129,144,801	$13	$581,053	$(1,712)	$(524,114)	$55,240
Net loss	—	—	—	—	(2,669)	(2,669)
Issuance of common stock pursuant to equity compensation plan	1,187,071	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(227,201)	—	(211)	—	—	(211)
Share-based compensation	—	—	2,895	—	—	2,895
Foreign currency translation adjustments	—	—	—	313	—	313
BALANCE, June 30, 2026	130,104,671	$13	$583,737	$(1,399)	$(526,783)	$55,568

The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(9,299)	$9,616
Adjustments to reconcile net (loss) income to net cash from operating activities
Share-based compensation	4,974	8,784
Amortization of intangible assets	7,067	6,801
Depreciation of property and equipment	1,092	2,567
Amortization of other assets	2,448	2,197
Amortization of debt issuance costs	2,000	1,640
Inventory write-down	742	2,478
Provision for estimated credit losses	651	1,577
Change in fair value of warrant liabilities	—	(139)
Gain on exchange and repurchases of convertible senior notes, net	(1,019)	(18,089)
Deferred income taxes	(450)	818
Other, net	3,406	(3,998)
Changes in operating assets and liabilities:
Accounts receivable	3,375	2,281
Inventories	469	9,089
Prepaid expenses, other current assets, and income tax receivable	(17,640)	568
Accounts payable, accrued expenses, and income tax payable	3,105	(9,721)
Other, net	(3,804)	(3,827)
Net cash (used for) provided by operating activities	(2,883)	12,642
Cash flows from investing activities:
Cash paid for intangible assets	(2,203)	(2,560)
Cash paid for property and equipment	(651)	(137)
Net cash used for investing activities	(2,854)	(2,697)
Cash flows from financing activities:
Repurchase of 2026 Notes in connection with exchange	—	(392,583)
Issuance of 2028 Notes in connection with exchange, net	—	238,302
Repurchase of 2026 Notes	(20,161)	(18,372)
Payment of tax withholdings on vested stock awards	(969)	(958)
Net cash used for financing activities	(21,130)	(173,611)
Net change in cash, cash equivalents, and restricted cash	(26,867)	(163,666)
Effect of foreign currency translation on cash	268	5,603
Cash, cash equivalents, and restricted cash beginning of period	232,673	370,063
Cash, cash equivalents, and restricted cash end of period	$206,074	$212,000

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

Note 2 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	June 30, 2026	December 31, 2025
Raw materials	$19,361	$18,546
Finished goods	27,481	29,466
Total inventories	$46,842	$48,012

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2026	December 31, 2025
Accrued compensation and payroll taxes	$8,330	$17,905
Accrued sales commissions	3,207	4,791
Accrued benefits	1,577	2,251
Total accrued payroll-related expenses	$13,114	$24,947

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	June 30, 2026	December 31, 2025
Securities class action settlement	$18,000	$700
Sales and VAT tax payables	3,273	3,571
Accrued interest	2,862	2,929
Royalty liabilities	1,490	1,571
Deferred revenue	1,165	1,012
Other	4,815	5,601
Total other accrued expenses	$31,605	$15,384

As of June 30, 2026 and December 31, 2025, total warranty reserve was approximately $1 million, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets.

As of June 30, 2026 and December 31, 2025, the Company has approximately $2 million in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

During the six months ended June 30, 2026, the Company amended the terms of its principal executive office lease agreement to expire in November 2032, resulting in an increase of approximately $14 million in future operating lease payments and an approximately $10 million increase in lease-related balances on the Condensed Consolidated Balance Sheets.

As of June 30, 2026, the Company recorded a liability of $18.0 million in other accrued expenses and $15.0 million in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets related to the settlement amount to be paid to the plaintiffs and insurance recovery from the Company’s insurers, respectively, related to the proposed settlement the Company has reached with plaintiffs in the Securities Class Action (as defined in Note 6 – Commitments and Contingencies – Securities Class Action). See Note 6 – Commitments and Contingencies – Securities Class Action, in this Quarterly Report on Form 10-Q for additional information with respect to the Securities Class Action.

Note 3 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	June 30, 2026	December 31, 2025
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$11,042	$11,080
Furniture and fixtures	2-7	5,498	5,320
Machinery and equipment	2-5	4,314	4,723
Computers and equipment	3-5	3,713	3,556
Tooling	5	541	541
Autos and trucks	5	38	61
Construction in progress		257	55
Total property and equipment		25,403	25,336
Less: accumulated depreciation and amortization		(23,315)	(22,798)
Property and equipment, net		$2,088	$2,538

Note 4 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the six months ended June 30, 2026 are as follows (in thousands):

December 31, 2025	126,621
Foreign currency translation impact	(272)
June 30, 2026	$126,349

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of June 30, 2026 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(82,226)	$9,403	3 - 10
Capitalized software	27,251	(16,954)	10,297	3 - 5
Customer relationships	16,626	(16,439)	187	5 - 10
Trademarks	11,849	(7,446)	4,403	15
Non-compete agreement	5,807	(4,117)	1,690	3
Patents	5,451	(1,213)	4,238	3 - 19
Total intangible assets	$158,613	$(128,395)	$30,218

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2025 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(79,405)	$12,224	3 - 10
Capitalized software	26,260	(15,082)	11,178	3 - 5
Customer relationships	19,112	(17,461)	1,651	5 - 10
Trademarks	11,730	(7,019)	4,711	15
Non-compete agreement	5,908	(3,711)	2,197	3
Patents	4,855	(1,053)	3,802	3 - 19
Total intangible assets	$159,494	$(123,731)	$35,763

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

During the three months ended June 30, 2026, there were no repurchases related to the 2026 Notes. During the six months ended June 30, 2026, the Company repurchased $21.3 million principal amount of its 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million and recognized a net gain of $1.0 million, which includes $0.1 million of unamortized debt issuance costs.

During the three and six months ended June 30, 2025, the Company repurchased $20.0 million principal amount of the 2026 Notes for $18.4 million and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs related to the repurchase. Since inception through December 31, 2025, the Company exchanged and repurchased in total $625.5 million principal amount of its 2026 Notes.

The net gain recognized related to the repurchase is included in other income, net in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	June 30, 2026	December 31, 2025
2026 Notes	$103,235	$124,485
2028 Notes	250,000	250,000
Unamortized debt issuance costs	(8,026)	(10,095)
Total convertible senior notes, net	345,209	364,390
Current portion of convertible senior notes, net	(103,089)	(123,959)
Convertible senior notes, net	$242,120	$240,431

As of June 30, 2026 and December 31, 2025, the estimated fair value of the Notes were $341.6 million (compared to a carrying amount of $353.2 million) and $383.1 million (compared to a carrying amount of $374.5 million), respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on June 30, 2026 and December 31, 2025, and are classified as Level 2 within the fair value hierarchy.

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

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current President and Chief Executive Officer, Andrew Stanleick, its former Chief Financial Officer, Liyuan Woo, and its current Chief Financial Officer, Michael Monahan. The complaint, styled Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Health Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserted claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (the “First Claim”), and violation of Section 20(a) of the Exchange Act against the individual defendants (the “Second Claim”). The complaint alleged that, between May 10, 2022 and November 13, 2023, defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial LLC's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint included a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martijn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act, 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the Court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint, but dropping Mr. Monahan as a defendant. The Securities Class Action case was assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and defendants filed their reply brief on December 23, 2024. A hearing on the defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the Court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the Court granted the parties’ joint stipulation to withdraw briefing on defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties could complete a private mediation before Greg Danilow of Phillips ADR Enterprises, P.C. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On May 5, 2025, the plaintiffs filed a second amended complaint (the “SAC”), pursuant to the parties’ stipulation, which was so-ordered by the Court on April 16, 2025. On July 11, 2025, defendants filed a motion to dismiss the SAC in its entirety. The Court scheduled a hearing on defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied defendants’ motion to dismiss. On November 24, 2025, each Defendant filed an answer to the SAC. On November 26, 2025, the parties filed a Fed. R. Civ. P. 26(f) joint report and proposed stipulated pretrial schedule. On December 15, 2025, the Court so-ordered the parties’ stipulated pretrial schedule, set the final pretrial conference for November 17, 2027, and set trial for December 7, 2027. On the same day, the Court referred the parties to a private mediation before a private mediator of their choice, to be completed by October 13, 2027. On March 24, 2026, the parties entered into a stipulation to extend the case schedule by approximately three months to allow them to focus on mediation efforts. On March 25, 2026, the Court issued an order granting the joint stipulation, resulting in a three-month extension of the case schedule and discovery deadlines. On May 20, 2026, the parties participated in a second private mediation, which took place in person, with Mr. Danilow of Phillips ADR Enterprises, P.C. After extensive negotiations, the parties reached a settlement in principle. On May 26, 2026, lead plaintiffs filed a notice of settlement, notifying the Court that the parties had agreed to a tentative settlement to resolve the entire action against all defendants, including Andrew Stanleick and Liyuan Woo. In that notice of settlement, the parties also notified the Court that they intended to file a comprehensive written settlement agreement and related documents, as part of their motion for preliminary approval. On June 17, 2026, lead plaintiffs filed their motion for preliminary approval of the proposed class action settlement, certification of the settlement class, approval of notice to the settlement class, and scheduling of the fairness hearing (the “Preliminary Approval Motion”). On July 2, 2026, lead plaintiffs filed a notice of absence of objection to the Preliminary Approval Motion, noting that no opposition or objection to the Preliminary Approval Motion had been filed to date. The proposed settlement remains subject to Court approval. However, if the Court does approve the proposed settlement, the Company will cause to be paid a total cash settlement payment of $18,000,000 (the “Cash Payment”), of which, the Company will be responsible to pay only $3,000,000 of the Cash Payment from its own funds, while the remaining $15,000,000 of the Cash Payment will come from certain of the Company’s insurers.

The Company denies and continues to deny the allegations in the Securities Class Action and all charges of wrongdoing or liability.

Customer Class Action

On October 24, 2024, Jason Davalos (“Jason Davalos”), Sonia Davalos (“Sonia Davalos”, and collectively with Jason Davalos, the “Davaloses”), and Sol Tan Tanning & Spa LLC (“Sol Tan”, and collectively with the Davaloses, the “Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Complaint”) against Hydrafacial LLC d/b/a The Hydrafacial Company (“Hydrafacial”) and The Beauty Health Company (“BHC” and collectively with Hydrafacial, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Customer Class Action”). Following motion practice and two amended complaints (as further described below), the case is now captioned Sol Tan Tanning & Spa LLC, et al., on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.). The Complaint alleged that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purported to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States as well as a New York subclass. The Complaint asserted five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving plaintiff Sol Tan as the sole remaining Customer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the Court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the Court also (1) adjourned plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the Court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the Court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the Court’s Notice of Initial Pretrial Conference. On the same day, the Court endorsed the joint submission and ordered plaintiff Sol Tan to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025.

On June 2, 2025, plaintiff Sol Tan and fifteen other alleged purchasers of the Syndeo machines (“Plaintiffs”) filed an amended complaint (the “Amended Complaint”) asserting: (1) violations of N.Y. G.B.L., § 349 (“Count IV”), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (“Count V”), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (“Count I”); (4) breach of express and implied contract and class-wide rescission (“Count II”); and (5) breach of express warranty (“Count III”). The relief sought in the Amended Complaint included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. For Counts IV (violations of N.Y. G.B.L., § 349) and V (violations of N.Y. G.B.L., § 350), plaintiff Jennifer Skuratov d/b/a Spa Thirsty, Inc. (“Spa Thirsty”), sought certification of an alternative subclass of New York purchasers of Syndeo devices (the “Putative New York Subclass”). On June 23, 2025, Class Action Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Spa Thirsty in full; (iv) dismiss all claims against BHC in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. On December 22, 2025, the Court granted Class Action Defendants’ motion to dismiss in its entirety, except it denied Class Action Defendants’ request that the claims brought by plaintiff Spa Thirsty be dismissed with prejudice. Specifically, the Court dismissed (i) all of Plaintiffs’ claims against BHC; (ii) Plaintiffs’ Count I, Count II, Count IV, Count V, and their request for injunctive relief; and (iii) the Class Action Plaintiffs’ Count III to the extent it arises out of alleged defects affirmatively identified as “design defects” in the Amended Complaint. In addition, the Court denied the Class Action Plaintiffs’ request for leave to amend as to all of the dismissed causes of action except for plaintiff Spa Thirsty’s claims pursuant to N.Y. G.B.L. §§ 349 and 350. The Court gave plaintiff Spa Thirsty until January 9, 2026 to move for leave to file a second amended complaint that addresses the deficiencies with plaintiff Spa Thirsty’s §§ 349 and 350 claims. Those deficiencies included plaintiff Spa Thirsty’s failure to allege that it “was aware of any of [d]efendants’ purportedly deceptive statements ‘before [it] purchased or came into possession’ of the Syndeo.”

On January 9, 2026, Class Action Plaintiffs filed a letter motion for leave to file a second amended complaint and for reconsideration of the Court’s dismissal of Plaintiffs’ Count II. Class Action Plaintiffs appended a proposed second amended complaint (the “Second Amended Complaint”) to their letter motion. The Second Amended Complaint alleged that plaintiff Spa Thirsty purchased a Syndeo in reliance on representations made by Hydrafacial to plaintiff Spa Thirsty at an aesthetic conference in New York, including that Syndeo was “top of the line,” “hands free,” “had superior cleanliness,” “superior,” “a major upgrade,” “works great,” and “yielded ‘more than 15 uses per bottle of solution serum.” The Second Amended Complaint alleged that those representations were deceptive in violation of N.Y. G.B.L. §§ 349 and 350 because the Syndeo allegedly lacked attributes Hydrafacial had represented to plaintiff Spa Thirsty and did not yield the promised treatments per bottle of solution serum. On January 23, 2026, Hydrafacial filed its opposition to Class Action Plaintiffs’ letter motion. Hydrafacial argued that the Second Amended Complaint was futile because all of its alleged representations about the Syndeo were inactionable puffery, except for, arguably, the representation regarding the number of treatments per bottle of solution serum. For that representation, Hydrafacial argued that plaintiff Spa Thirsty did not allege that its Syndeo yielded fewer than 15 treatments per bottle and failed to allege other facts required to state §§ 349 and 350 claims. Hydrafacial also argued that Class Action Plaintiffs’ request for reconsideration of the dismissal of Count II should be denied as untimely.

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

On February 26, 2026, the parties jointly notified the Court that a settlement-in-principle had been reached and requested that all deadlines be stayed for sixty (60) days. On March 2, 2026, the Court ordered Class Action Plaintiffs to file the necessary motion papers for preliminary approval of the settlement on or before May 29, 2026, and canceled all other deadlines in the case. On May 29, 2026, Class Action Plaintiffs filed a motion for preliminary approval of the settlement. On June 10, 2026, the Court issued an order denying the motion without prejudice, and requested that Class Action Plaintiffs file a supplemental letter addressing certain questions from the Court regarding distribution of proceeds and payment of attorneys’ fees and requesting amended versions of the proposed forms of notice. On June 15, 2026, Class Action Plaintiffs filed their supplemental letter and revised proposed forms of notice. On June 25, 2026, the Court issued an order granting preliminary approval of the class action settlement and set a final approval hearing for December 4, 2026 at 10:00 am.

The Company believes that the claims asserted in the Customer Class Action have no merit and it intends to vigorously defend them.

Consolidated Derivative Action

On February 8, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former President and Chief Executive Officer, Andrew Stanleick; its former Chief Financial Officer, Liyuan Woo, and current members of the Company’s Board of Directors (the “Board of Directors”): Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Margie Elstein, derivatively on behalf of The Beauty Health Company v. Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, Doug Schillinger, Andrew Stanleick, and Liyuan Woo, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Elstein Derivative Action”), asserts a single claim for breach of fiduciary duty against the individual defendants based on the alleged disclosure of knowingly false information and/or the alleged failure to respond to red flags relating to Hydrafacial’s business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The plaintiff-stockholder further maintains that no demand was made upon the Board of Directors prior to the initiation of the Elstein Derivative Action based on allegations that a majority of the Board of Directors was not disinterested or independent with respect to the fiduciary duty claim, such that demand should be excused as futile. The relief sought in the complaint includes a finding of demand futility, a finding that the individual defendants are liable for breaching their fiduciary duties (as current/former officers and directors), and an award of compensatory damages for harm suffered by the Company and its stockholders for harm allegedly sustained as a result of the alleged fiduciary duty violation.

On May 1, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former President and Chief Executive Officer, Andrew Stanleick; its former Chief Financial Officer, Liyuan Woo, and the then-current members of the Board of Directors: Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Richard Montague, derivatively on behalf of The Beauty Health Company v. Andrew Stanleick, Liyuan Woo, Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, C.A. No. 2024-0463-LWW (Del. Ch.) (the “Montague Derivative Action”), asserts claims for (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) aiding and abetting against the individual defendants based on allegations that the individual defendants made materially false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations, and prospects, specifically relating to the Syndeo 1.0 and 2.0 devices. The relief sought in the Montague Derivative Action includes (a) awarding damages for harm suffered by the Company allegedly sustained as a result of the individual defendants’ alleged breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment, (b) awarding damages for harm suffered by the Company allegedly sustained as a result of the Company’s directors’ alleged aiding and abetting of breaching their fiduciary duties, (c) directing the Company to reform and improve its corporate governance and internal procedures, to comply with its existing governance obligations and all applicable laws, and to protect its investors from a recurrence of the alleged damaging events, and (d) awarding the plaintiff-stockholder the costs and disbursements of the Montague Derivative Action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, plaintiffs’ answering brief was filed on May 2, 2025, and defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and reached agreement on terms of a mutually agreeable resolution. On February 9, 2026, the parties entered into a Stipulation of Settlement, which is subject to court approval. On February 20, 2026, the Delaware Court of Chancery entered a Scheduling Order with respect to Notice and Settlement Hearing, requiring the Company to file a copy of the Notice of Pendency and Proposed Settlement of Derivative Action as an exhibit to a Current Report on Form 8-K, which the Company filed on March 6, 2026. The Court conducted a settlement hearing on May 13, 2026. The Delaware Court of Chancery took the matter under advisement, and the parties are awaiting the Court’s decision on approval of the Stipulation of Settlement.

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

As of December 31, 2025, the Company had approximately 7 million Private Placement Warrants outstanding, which all expired in May 2026. No Private Placement Warrants were outstanding as of June 30, 2026. The fair value of the Private Placement Warrants was immaterial as of December 31, 2025.

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

Note 8 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 130,104,671 and 127,520,823, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$129,467	$—	$—	$129,467

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$149,927	$—	$—	$149,927

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

Net sales disaggregated by major product line were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Delivery Systems	$18,254	$22,357	$36,793	$42,575
Consumables	53,859	55,830	100,230	105,192
Total net sales	$72,113	$78,187	$137,023	$147,767

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Americas	$49,888	$52,048	$94,496	$98,305
Europe, the Middle East and Africa	14,921	18,422	28,656	33,409
Asia-Pacific	7,304	7,717	13,871	16,053
Total net sales	$72,113	$78,187	$137,023	$147,767

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

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$128	$124	$246	$274
Selling and marketing	52	1,127	617	1,344
Research and development	67	149	142	292
General and administrative	2,648	3,908	3,969	6,874
Total share-based compensation	$2,895	$5,308	$4,974	$8,784

Restricted Stock Units (“RSU”) and Performance-based Restricted Stock Units (“PSU”)

The following table summarizes the Company’s RSU and PSU activity:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2026	12,311,446	2,154,230	$1.97	$3.02
Granted	9,137,666	434,068	1.14	1.86
Vested	(3,656,966)	—	2.41	—
Forfeited	(2,930,180)	(651,047)	1.62	2.72
Outstanding - June 30, 2026	14,861,966	1,937,251	$1.42	$2.86

As of June 30, 2026, total unrecognized compensation expense related to unvested RSU and PSU totaled $20.1 million and is expected to be recognized over a weighted-average period of 2.1 years.

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2026	2,459,920	$13.51	5.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(20,000)	18.76
Outstanding - June 30, 2026	2,439,920	13.47	4.87
Vested and Exercisable - June 30, 2026	2,439,920	13.47	4.87
Options vested and expected to vest - June 30, 2026	2,439,920	$13.47	4.87

Cash Performance Awards

During the six months ended June 30, 2026, cash performance awards with an original total target value of $2.8 million were granted for which the final payout will range from 0% to 200% of the target value based on the total shareholder return of the Company’s Class A Common stock relative to a defined peer group. The cash performance awards vest over a two to three-year period.

The cash performance awards can be settled in either cash or Class A Common Stock upon vesting at the Company’s discretion. These awards are accounted for as liability awards under Accounting Standards Codification (“ASC”) 718 and are measured at fair value through the end of the performance period using the Monte Carlo simulation model. For the three and six months ended June 30, 2026, the expense associated with the cash performance awards was $0.1 million. The estimated future cash payments of these awards are included within other long-term liabilities in the Condensed Consolidated Balance Sheets.

As of June 30, 2026, total unrecognized compensation expense related to unvested cash performance awards totaled $0.6 million and is expected to be recognized over a weighted-average period of 2.0 years.

Note 12 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by ASC 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S. and China as required by ASC 740-270-30-36(a). For the three and six months ended June 30, 2026, the Company recorded income tax expense of $1.2 million and $1.0 million, respectively.

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

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.8 million and $1.7 million as of June 30, 2026 and December 31, 2025, respectively.

The Company is subject to taxation and files income tax returns in the U.S. federal and various state and foreign jurisdictions. The Company is subject to routine examinations in the jurisdictions in which the Company conducts business. While the timing and outcome of tax examinations are inherently uncertain, the Company does not currently expect the resolution of ongoing examinations to have a material impact on its consolidated financial statements.

Note 13 — Net (Loss) Income Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net (loss) income per share as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net (loss) income available to common stockholders - basic	$(2,669)	$19,712	$(9,299)	$9,616
Adjustments related to the 2026 Notes (1)	—	(15,546)	—	(13,017)
Net (loss) income available to common stockholders - diluted	$(2,669)	$4,166	$(9,299)	$(3,401)

Weighted average common stock outstanding - basic	129,596,886	126,072,603	128,699,733	125,578,780
Effect of dilutive shares:
2026 Notes	—	12,490,375	—	15,011,027
RSUs	—	1,731,313	—	—
Weighted average common stock outstanding - diluted	129,596,886	140,294,291	128,699,733	140,589,807

Basic net (loss) income per share:	$(0.02)	$0.16	$(0.07)	$0.08
Diluted net (loss) income per share:	$(0.02)	$0.03	$(0.07)	$(0.02)
(1) For the three and six months ended June 30, 2025, the adjustments related to the 2026 Notes include the net gain related to the exchange and repurchases offset by interest expense and amortization of debt issuance costs related to the 2026 Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
2026 Notes	3,250,447	—	3,250,447	—
2028 Notes	87,412,575	87,412,575	87,412,575	87,412,575
RSUs	14,861,966	3,031,211	14,861,966	13,970,137
Stock Options	2,439,920	2,930,820	2,439,920	2,930,820
PSUs	1,937,251	2,845,617	1,937,251	2,845,617
For the three and six months ended June 30, 2026 and 2025, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net (loss) income per share of Class A Common Stock because their effect would be anti-dilutive.

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
The following summarizes the components of operating expenses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Total operating expenses:
Personnel-related expenses	$22,862	$27,439	$45,567	$56,258
Other segment expenses	22,904	24,373	46,439	56,157
Total operating expenses	$45,766	$51,812	$92,006	$112,415

Note 15 — New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04 “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments” which is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The Company adopted ASU 2024-04 on a prospective basis beginning January 1, 2026 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11 “Interim Reporting (Topic 270): Narrow Scope Improvements” which clarifies and reorganizes GAAP interim reporting guidance to improve navigability, applicability, and consistency without changing the fundamental nature or volume of required interim disclosures. This amendment clarifies when ASC 270 is applicable, establishes a disclosure principle requiring disclosure of material events or changes occurring since the most recent annual reporting period, and consolidates into ASC Topic 270 a comprehensive list of interim disclosures required by other Codification Topics. The amendment also clarifies the form and content of interim financial statements, including guidance for condensed interim reporting. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended June 30, 2026 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

Business and Macroeconomic Conditions

During the three and six months ended June 30, 2026, we continued to strengthen the foundation of the business while expanding our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, driving consumables, which consist of single-use tips, solutions, serums, and other products used to provide a Hydrafacial treatment (collectively “Consumables”), investing in our community of providers, partners, and consumers, driving brand awareness, advancing our science-backed innovation product pipeline, and optimizing our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
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

Business and macroeconomic factors may also negatively impact, in the short-term or long-term, the global economy, the beauty health industry, our providers and their budgets with us, our business, the Company’s brand reputation, financial condition, and results of operations. We remain attentive to these business and macroeconomic conditions that may materially impact our business, and we continue to explore and implement reporting and quality management systems and risk mitigation strategies in the face of these unfolding conditions to remain agile in adapting to changing circumstances.

Australia and New Zealand Market

After evaluating the Company's global distribution strategy to align with its go-to-market strategy with in-market partner capabilities and market opportunity, the Company transitioned sales in the Australia and New Zealand market to a distributor partner in June 2026. As a result, the Company has discontinued its direct sales presence in Australia and New Zealand. The change in go-to-market strategy is expected to be accretive to the Company’s long-term profitability, as reductions in operating spend are partially offset by a reduction to revenue.

Comparison of Three Months Ended June 30, 2026 to Three Months Ended June 30, 2025

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended June 30, 2026 and June 30, 2025, have been derived from the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended June 30,
(in millions)	2026	% of Net Sales	2025	% of Net Sales
Net sales	$72.1	100.0%	$78.2	100.0%
Cost of sales	22.8	31.6	29.1	37.2
Gross profit	49.3	68.4	49.1	62.8
Operating expenses
Selling and marketing	21.0	29.1	23.1	29.6
Research and development	1.4	2.0	1.3	1.6
General and administrative	23.3	32.4	27.5	35.1
Total operating expenses	45.8	63.5	51.8	66.3
Income (loss) from operations	3.6	5.0	(2.7)	(3.5)
Interest expense	6.3	8.7	4.1	5.3
Interest income	(1.3)	(1.8)	(3.2)	(4.0)
Other income, net	—	—	(18.1)	(23.2)
Change in fair value of warrant liabilities	—	—	0.2	0.3
Foreign currency transaction loss (gain), net	—	—	(4.5)	(5.7)
(Loss) income before provision for income taxes	(1.5)	(2.0)	18.7	23.9
Income tax expense (benefit)	1.2	1.7	(1.0)	(1.3)
Net (loss) income	$(2.7)	(3.7)%	$19.7	25.2%
Net Sales

	Three Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Net sales
Delivery Systems	$18.3	$22.4	$(4.1)	(18.4)%
Consumables	53.9	55.8	(2.0)	(3.5)%
Total net sales	$72.1	$78.2	$(6.1)	(7.8)%

	Three Months Ended June 30,
Percentage of net sales	2026	2025
Delivery Systems	25.3%	28.6%
Consumables	74.7%	71.4%
Total	100.0%	100.0%

Total net sales for the three months ended June 30, 2026 decreased $6.1 million, or 7.8%, compared to the three months ended June 30, 2025. Delivery Systems net sales for the three months ended June 30, 2026 decreased $4.1 million, or 18.4%, compared to the three months ended June 30, 2025, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.

Consumables net sales for the three months ended June 30, 2026 decreased $2.0 million, or 3.5%, compared to the three months ended June 30, 2025, with decreases in Europe, the Middle East, and Africa, and the Americas, impacted by pressure on treatment volume and timing of booster launches in the prior year.

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Cost of sales	$22.8	$29.1	$(6.3)	(21.7)%
Gross profit	$49.3	$49.1	$0.2	0.5%
Gross margin	68.4%	62.8%

Cost of sales for the three months ended June 30, 2026 decreased $6.3 million, compared to the three months ended June 30, 2025, primarily due to lower net sales in 2026 and higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program and higher inventory related charges in 2025. Gross margin increased to 68.4% for the three months ended June 30, 2026 from 62.8% for the three months ended June 30, 2025 primarily due to higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program and higher inventory related charges in 2025.

Selling and Marketing

	Three Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Selling and marketing	$21.0	$23.1	$(2.1)	(9.0)%
As a percentage of net sales	29.1%	29.6%
Selling and marketing expense for the three months ended June 30, 2026 decreased $2.1 million, or 9.0%, compared to the three months ended June 30, 2025. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense and severance, partially offset by higher marketing-related spend.
Research and Development

	Three Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Research and development	$1.4	$1.3	$0.2	12.5%
As a percentage of net sales	2.0%	1.6%

Research and development expense for the three months ended June 30, 2026 increased $0.2 million, or 12.5%, compared to the three months ended June 30, 2025, reflecting increased investment in future product development.
General and Administrative

	Three Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
General and administrative	$23.3	$27.5	$(4.1)	(15.0)%
As a percentage of net sales	32.4%	35.1%

General and administrative expense for the three months ended June 30, 2026 decreased $4.1 million, or 15.0%, compared to the three months ended June 30, 2025. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense, legal fees, and professional fees, partially offset by the costs associated with the proposed settlement the Company has reached with the plaintiffs in the Securities Class Action.

Interest Expense, Interest Income, and Other Income, Net

	Three Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Interest expense	$6.3	$4.1	$2.2	51.9%
Interest income	$(1.3)	$(3.2)	$1.9	(59.2)%
Other income, net	$—	$(18.1)	$18.1	N/M
N/M - Not meaningful

Interest expense for the three months ended June 30, 2026 increased $2.2 million compared to the three months ended June 30, 2025, primarily due to interest and amortization of debt issuance costs related to the 7.95% Convertible Senior Secured Notes due November 15, 2028 (the “2028 Notes”), partially offset by lower outstanding balances related to the 1.25% Convertible Senior Notes due October 2026 (the “2026 Notes”).

Interest income for the three months ended June 30, 2026 decreased $1.9 million compared to the three months ended June 30, 2025 primarily due to lower average invested balances and interest rates during the three months ended June 30, 2026.

Other income, net for the three months ended June 30, 2025 included $18.1 million net gain related to the exchange and repurchases of the 2026 Notes.

Comparison of Six Months Ended June 30, 2026 to Six Months Ended June 30, 2025

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the six months ended June 30, 2026 and June 30, 2025 have been derived from the condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Six Months Ended June 30,
(in millions)	2026	% of Net Sales	2025	% of Net Sales
Net sales	$137.0	100.0%	$147.8	100.0%
Cost of sales	43.2	31.6	50.1	33.9
Gross profit	93.8	68.4	97.7	66.1
Operating expenses
Selling and marketing	44.2	32.3	49.1	33.3
Research and development	2.5	1.8	2.2	1.5
General and administrative	45.3	33.0	61.0	41.3
Total operating expenses	92.0	67.1	112.4	76.1
Income (loss) from operations	1.8	1.3	(14.7)	(10.0)
Interest expense	12.6	9.2	6.6	4.5
Interest income	(2.8)	(2.0)	(6.2)	(4.2)
Other income, net	(1.1)	(0.8)	(18.2)	(12.3)
Change in fair value of warrant liabilities	—	—	(0.1)	(0.1)
Foreign currency transaction loss (gain), net	1.2	0.9	(6.3)	(4.3)
(Loss) income before provision for income taxes	(8.3)	(6.0)	9.5	6.4
Income tax expense (benefit)	1.0	0.7	(0.1)	(0.1)
Net (loss) income	$(9.3)	(6.8)%	$9.6	6.5%
Net Sales

	Six Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Net sales
Delivery Systems	$36.8	$42.6	$(5.8)	(13.6)%
Consumables	100.2	105.2	(5.0)	(4.7)%
Total net sales	$137.0	$147.8	$(10.7)	(7.3)%

	Six Months Ended June 30,
Percentage of net sales	2026	2025
Delivery Systems	26.9%	28.8%
Consumables	73.1%	71.2%
Total	100.0%	100.0%
Total net sales for the six months ended June 30, 2026 decreased $10.7 million, or 7.3%, compared to the six months ended June 30, 2025. Delivery Systems net sales for the six months ended June 30, 2026 decreased $5.8 million, or 13.6%, compared to the six months ended June 30, 2025, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.
Consumables net sales for the six months ended June 30, 2026 decreased $5.0 million, or 4.7%, compared to the six months ended June 30, 2025, with decreases across all regions, impacted by pressure on treatment volume and the transition to a distributor model in China in the prior year.

Cost of Sales, Gross Profit, and Gross Margin

	Six Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Cost of sales	$43.2	$50.1	$(6.8)	(13.6)%
Gross profit	$93.8	$97.7	$(3.9)	(4.0)%
Gross margin	68.4%	66.1%
Cost of sales for the six months ended June 30, 2026 decreased $6.8 million, compared to the six months ended June 30, 2025, primarily due to lower net sales in 2026 and higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program and higher inventory related charges in 2025. Gross margin increased to 68.4% for the six months ended June 30, 2026 from 66.1% for the six months ended June 30, 2025 primarily due to higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program and higher inventory related charges in 2025.
Operating Expenses

Selling and Marketing

	Six Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Selling and marketing	$44.2	$49.1	$(4.9)	(10.0)%
As a percentage of net sales	32.3%	33.3%
Selling and marketing expense for the six months ended June 30, 2026 decreased $4.9 million, or 10.0%, compared to the six months ended June 30, 2025. The decrease is primarily driven by lower personnel-related expenses, including severance, share-based compensation expense and sales commission expense, and depreciation expense.
Research and Development

	Six Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Research and development	$2.5	$2.2	$0.3	11.6%
As a percentage of net sales	1.8%	1.5%
Research and development expense for the six months ended June 30, 2026 increased $0.3 million, or 11.6%, compared to the six months ended June 30, 2025, reflecting increased investment in future product development.
General and Administrative

	Six Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
General and administrative	$45.3	$61.0	$(15.7)	(25.8)%
As a percentage of net sales	33.0%	41.3%
General and administrative expense for the six months ended June 30, 2026 decreased $15.7 million, or 25.8%, compared to the six months ended June 30, 2025. The decrease is primarily driven by lower legal fees, personnel-related expenses, including share-based compensation expense and severance, professional fees, and depreciation and amortization expense, partially offset by the costs associated with the proposed settlement the Company has reached with the plaintiffs in the Securities Class Action.

Interest Expense, Interest Income, and Other Income, Net

	Six Months Ended June 30,		Change
(in millions)	2026	2025	Amount	%
Interest expense	$12.6	$6.6	$6.0	90.3%
Interest income	$(2.8)	$(6.2)	$3.4	(55.1)%
Other income, net	$(1.1)	$(18.2)	$17.1	N/M
N/M - Not meaningful
Interest expense for the six months ended June 30, 2026 increased $6.0 million compared to the six months ended June 30, 2025, primarily due to interest and amortization of debt issuance costs related to the 2028 Notes, partially offset by lower outstanding balances related to the 2026 Notes.

Interest income for the six months ended June 30, 2026 decreased $3.4 million compared to the six months ended June 30, 2025 primarily due to lower average invested balances and interest rates during the six months ended June 30, 2026.

Other income, net for the six months ended June 30, 2026 included $1.0 million net gain related to the repurchase of the 2026 Notes. Other income, net for the six months ended June 30, 2025 included $18.1 million net gain related to the exchange and repurchases of the 2026 Notes.

Liquidity and Capital Resources

Our primary sources of capital are (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, and (iii) net proceeds received from the Notes. As of June 30, 2026, we had cash, cash equivalents, and restricted cash of $206.1 million.

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

During the three months ended June 30, 2026, there were no repurchases related to the 2026 Notes. During the six months ended June 30, 2026, the Company repurchased $21.3 million principal amount of its 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million and recognized a net gain of $1.0 million, which includes $0.1 million of unamortized debt issuance costs.

During the three and six months ended June 30, 2025, the Company repurchased $20.0 million principal amount of the 2026 Notes for $18.4 million and recognized a net gain of $1.5 million, which includes $0.1 million of unamortized debt issuance costs related to the repurchase. Since inception through December 31, 2025, the Company exchanged and repurchased in total $625.5 million principal amount of its 2026 Notes. For more information, see Part I, Item 1 “Financial Statements — Note 5 - “Long-term Debt” in this Quarterly Report on Form 10-Q.

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

The Company continues to evaluate options to address its 2026 Notes maturity based on our cash needs and market conditions; however, the Company currently intends to repay its 2026 Notes maturity with cash on hand at the end of the third quarter of 2026.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Cash, cash equivalents, and restricted cash at beginning of period	$232.7	$370.1
Operating activities:
Net (loss) income	(9.3)	9.6
Non-cash adjustments	20.9	4.6
Changes in working capital	(14.5)	(1.6)
Net cash (used for) provided by operating activities	(2.9)	12.6
Net cash used for investing activities	(2.9)	(2.7)
Net cash used for financing activities	(21.1)	(173.6)
Net change in cash, cash equivalents, and restricted cash	(26.9)	(163.7)
Effect of foreign currency translation	0.3	5.6
Cash, cash equivalents, and restricted cash at end of period	$206.1	$212.0

Operating Activities

Net cash used for operating activities for the six months ended June 30, 2026 was $2.9 million, as compared to net cash provided by operating activities of $12.6 million for the six months ended June 30, 2025. The change in cash used for operating activities was primarily related to changes in working capital, net loss, and non-cash adjustments. The prior year net income and non-cash adjustments include $18.1 million of net gain, as compared to $1.0 million of net gain in the current year related to the 2026 Notes.

Investing Activities

Net cash used for investing activities for the six months ended June 30, 2026 was $2.9 million, as compared to $2.7 million for the six months ended June 30, 2025. The change in cash used for investing activities was due to higher capital expenditures during the six months ended June 30, 2026.

Financing Activities

Net cash used for financing activities for the six months ended June 30, 2026 was $21.1 million, as compared to $173.6 million for the six months ended June 30, 2025. The cash used for financing activities for the six months ended June 30, 2026 was primarily related to the repurchase of the Company’s 2026 Notes. The cash used for financing activities for the six months ended June 30, 2025 was primarily related to the exchange and repurchases of the Company’s 2026 Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 8, 2024, Hydrafacial filed an appeal in the Federal Circuit Court of Appeals challenging the New York Court’s final judgment and summary judgment decision of Cartessa’s non-infringement regarding the fourth patent-in-suit. On November 13, 2024, Cartessa filed a cross-appeal challenging the New York Court’s final judgment and summary judgment decision of granting Hydrafacial’s motion for summary judgment of no invalidity regarding the fourth patent-in-suit. The parties exchanged their opening briefs on March 12, 2025 and June 20, 2025. Hydrafacial expects the hearing for this appeal to be scheduled in late 2026.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, the parties concluded the evidentiary hearing on April 9-15, 2025. The parties filed post-hearing briefs in May 2025 and the judge issued an initial determination on August 26, 2025, finding that the patent is valid and infringed by Cartessa’s products. The initial determination recommended an exclusion order and cease and desist order against Cartessa that would prevent importation or sale of Cartessa’s hydrodermabrasion systems within the United States. The Commission issued its final determination on March 23, 2026, confirming infringement by Cartessa’s products and validity of Hydrafacial’s patent. On March 26, 2026, Cartessa filed a petition for review by the Federal Circuit Court of Appeals. On June 1, 2026, Cartessa filed a motion to dismiss the appeal and vacate the final determination because the ’287 Patent expired. Hydrafacial expects this appeal to be dismissed by the end of 2026.

Cartessa Aesthetics, LLC - Second Complaint

On June 14, 2024, Hydrafacial filed a complaint (the “Second Cartessa Complaint”) against Cartessa in the New York Court, captioned HydraFacial LLC v. Cartessa Aesthetics, LLC, Case No. 2:24-cv-04253 (the “Second Cartessa Case”), for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed Hydrafacial’s U.S. Patent No. 11,865,287. The Second Cartessa Case has been stayed pending resolution of the ITC Cartessa Matter and any pending appeals to the Federal Circuit. When the pending appeal in the ITC Cartessa Matter is dismissed or otherwise concluded, Hydrafacial plans to file a motion to reopen the Second Cartessa Case to vigorously pursue its claims against Cartessa and seek monetary damages.

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

Candela Corp.

On April 3, 2025, Hydrafacial filed a complaint against Candela Corp. (“Candela”), and its manufacturer Termosalud S.L. (“Termosalud”), in the United States District Court for the District of Delaware, Case No. 1:25-cv-00418-JLH (the “Candela Case”), for patent infringement arising from Candela’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. Hydrafacial reached a settlement with Candela in April 2026 and will dismiss the case as to Candela by the end of May 2026. Hydrafacial has not reached a settlement with Termosalud, and as a result, Hydrafacial plans to vigorously pursue its claims against Termosalud, including monetary damages.

BQ Aesthetix & Co., LLC

On June 24, 2025, Hydrafacial filed a complaint against BQ Aesthetix & Co., LLC d/b/a Bellatrix USA (“Bellatrix”) in the United States District Court for the Southern District of Florida, Case No. 0:25-cv-61262-AHS (the “Bellatrix Case”), for patent infringement arising from Bellatrix’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed seven of Hydrafacial’s patents on its device. On June 26, 2026, Bellatrix filed notice of Chapter 7 bankruptcy. On June 29, 2026, the court stayed the case until resolution of the bankruptcy proceedings. Hydrafacial expects this case to be dismissed by the end of 2026.

Securities Class Action

On November 16, 2023, a putative class action was filed in the United States District Court for the Central District of California against the Company, its then-current President and Chief Executive Officer, Andrew Stanleick, its former Chief Financial Officer, Liyuan Woo, and its current Chief Financial Officer, Michael Monahan. The complaint, styled Abduladhim A. Alghazwi, individually and on behalf of all others similarly situated, v. The Beauty Health Company, Andrew Stanleick, Liyuan Woo, and Michael Monahan, Case No. 2:23-cv-09733 (C.D. Ca.) (the “Securities Class Action”), asserted claims for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder against all defendants (the “First Claim”), and violation of Section 20(a) of the Exchange Act against the individual defendants (the “Second Claim”). The complaint alleged that, between May 10, 2022 and November 13, 2023, defendants materially misled the investing public by publicly issuing false and/or misleading statements and/or omissions relating to Hydrafacial LLC's business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The relief sought in the complaint included a request for compensatory damages suffered by the plaintiff and other members of the putative class for damages allegedly sustained as a result of the alleged securities violations.

On January 16, 2024, putative class members Jeff and Kevin Brown (the “Browns”), Priscilla and Martijn Dijkgraaf (the “Dijkgraafs”), and Joseph Jou filed three competing motions for appointment as lead plaintiff under the Private Securities Litigation Reform Act, 17 U.S.C. § 78u-4(a)(3). On January 31, 2024, Joseph Jou filed a notice of non-opposition to the Browns’ and Dijkgraafs’ motions for appointment as lead plaintiff. On May 2, 2024, the Court granted the Dijkgraafs’ motion for appointment as lead plaintiff and approved the Dijkgraafs’ counsel, Hagens Berman, as lead counsel. On July 1, 2024, lead plaintiffs filed a consolidated amended class action complaint asserting the same causes of action as the original complaint, but dropping Mr. Monahan as a defendant. The Securities Class Action case was assigned to U.S. District Judge Sherilyn Peace Garnett. On September 30, 2024, defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety. Plaintiffs filed their opposition brief on November 22, 2024, and defendants filed their reply brief on December 23, 2024. A hearing on the defendants’ motion to dismiss was scheduled for January 15, 2025. On January 10, 2025, the Court granted the parties’ joint stipulation to adjourn the January 15, 2025 hearing. On January 17, 2025, the Court granted the parties’ joint stipulation to withdraw briefing on defendants’ motion to dismiss without prejudice to refiling and to briefly stay proceedings so that the parties could complete a private mediation before Greg Danilow of Phillips ADR Enterprises, P.C. The parties conducted the private mediation on March 27, 2025. The parties were unable to reach a settlement at the mediation. On May 5, 2025, the plaintiffs filed a second amended complaint (the “SAC”), pursuant to the parties’ stipulation, which was so-ordered by the Court on April 16, 2025. On July 11, 2025, defendants filed a motion to dismiss the SAC in its entirety. The Court scheduled a hearing on defendants’ motion for September 17, 2025. On September 15, 2025, the Court vacated the hearing sua sponte. On September 25, 2025, the Court denied defendants’ motion to dismiss. On November 24, 2025, each Defendant filed an answer to the SAC. On November 26, 2025, the parties filed a Fed. R. Civ. P. 26(f) joint report and proposed stipulated pretrial schedule. On December 15, 2025, the Court so-ordered the parties’ stipulated pretrial schedule, set the final pretrial conference for November 17, 2027, and set trial for December 7, 2027. On the same day, the Court referred the parties to a private mediation before a private mediator of their choice, to be completed by October 13, 2027. On March 24, 2026, the parties entered into a stipulation to extend the case schedule by approximately three months to allow them to focus on mediation efforts. On March 25, 2026, the Court issued an order granting the joint stipulation, resulting in a three-month extension of the case schedule and discovery deadlines. On May 20, 2026, the parties participated in a second private mediation, which took place in person, with Mr. Danilow of Phillips ADR Enterprises, P.C. After extensive negotiations, the parties reached a settlement in principle. On May 26, 2026, lead plaintiffs filed a notice of settlement, notifying the Court that the parties had agreed to a tentative settlement to resolve the entire action against all defendants, including Andrew Stanleick and Liyuan Woo. In that notice of settlement, the parties also notified the Court that they intended to file a comprehensive written settlement agreement and related documents, as part of their motion for preliminary approval. On June 17, 2026, lead plaintiffs filed their motion for preliminary approval of the proposed class action settlement, certification of the settlement class, approval of notice to the settlement class, and scheduling of the fairness hearing (the “Preliminary Approval Motion”). On July 2, 2026, lead plaintiffs filed a notice of absence of objection to the Preliminary Approval Motion, noting that no opposition or objection to the Preliminary Approval Motion had been filed to date. The proposed settlement remains subject to Court approval. However, if the Court does approve the proposed settlement, the Company will cause to be paid a total cash settlement payment of $18,000,000 (the “Cash Payment”), of which, the Company will be responsible to pay only $3,000,000 of the Cash Payment from its own funds, while the remaining $15,000,000 of the Cash Payment will come from certain of the Company’s insurers.

The Company denies and continues to deny the allegations in the Securities Class Action and all charges of wrongdoing or liability.

Customer Class Action

On October 24, 2024, Jason Davalos (“Jason Davalos”), Sonia Davalos (“Sonia Davalos”, and collectively with Jason Davalos, the “Davaloses”), and Sol Tan Tanning & Spa LLC (“Sol Tan”, and collectively with the Davaloses, the “Class Action Plaintiffs”), individually and on behalf of all others similarly situated, filed a putative class action complaint (the “Complaint”) against Hydrafacial LLC d/b/a The Hydrafacial Company (“Hydrafacial”) and The Beauty Health Company (“BHC” and collectively with Hydrafacial, the “Class Action Defendants”) for alleged violations of New York consumer fraud statutes, breach of contract, and common law breach of implied warranties (the “Customer Class Action”). Following motion practice and two amended complaints (as further described below), the case is now captioned Sol Tan Tanning & Spa LLC, et al., on behalf of themselves and all others similarly situated v. Hydrafacial LLC dba The Hydrafacial Company, Case No. 24-cv-8073 (S.D.N.Y.) (Caproni, J.). The Complaint alleged that all three versions of the Syndeo machine (Syndeo 1.0, Syndeo 2.0, and Syndeo 3.0) were defective and did not perform in the manner in which it had been represented by Class Action Defendants. Class Action Plaintiffs claim that Class Action Defendants made various misrepresentations in its marketing and sales of the Syndeo machines and, rather than provide a refund to customers for the defective machines, replaced them with another Syndeo machine that exhibited the same defects. Class Action Plaintiffs purported to bring claims on behalf of themselves, and all other similarly situated purchasers within the United States as well as a New York subclass. The Complaint asserted five causes of action: (1) violations of N.Y. G.B.L., § 349, the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350, the state’s false advertising statute; (3) breach of contract; (4) breach of the implied warranty of merchantability; and (5) breach of the implied warranty of fitness. The relief sought included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350.

On December 30, 2024, the Class Action Defendants filed a motion to dismiss the Complaint in its entirety. On January 3, 2025, the Class Action Defendants filed a motion to stay discovery during the pendency of their motion to dismiss. On January 8, 2025, the Davaloses voluntarily dismissed their claims against the Class Action Defendants pursuant to Fed. R. Civ. P. 41(a)(1)(A)(i), leaving plaintiff Sol Tan as the sole remaining Customer Class Action Plaintiff. Plaintiff Sol Tan filed their opposition brief on January 9, 2025, and the Class Action Defendants filed their reply brief on January 13, 2025. On January 16, 2025, the Court granted the parties’ joint stipulation to adjourn the January 17, 2025 initial pretrial conference and stay the action pending the parties’ completion of a private mediation. As part of its order, the Court also (1) adjourned plaintiff Sol Tan’s deadline to respond to the Class Action Defendants’ motion to dismiss sine die pending the outcome of mediation; (2) denied as moot the Class Action Defendants’ motion to stay discovery in light of the parties’ agreement to stay discovery pending the outcome of mediation; and (3) directed the parties to (a) file a joint letter on or before February 7, 2025, indicating the date (not later than May 8, 2025) on which the mediation is scheduled to occur; and (b) within seven days after the mediation, either (i) file a joint letter indicating that settlement was reached; or (ii) file a revised proposed case management plan and a revised joint letter required by the Court’s Notice of Initial Pretrial Conference. On February 7, 2025, the parties filed a joint letter notifying the Court that they had agreed to mediate before Greg Danilow of Phillips ADR Enterprises. The parties conducted the private mediation on April 29, 2025; however, the parties were unable to reach a settlement at the mediation. Pursuant to the parties’ so-ordered January 16 joint stipulation, on May 7, 2025, the parties filed a revised proposed case management plan and a revised joint letter in accordance with the Court’s Notice of Initial Pretrial Conference. On the same day, the Court endorsed the joint submission and ordered plaintiff Sol Tan to file an amended complaint no later than June 2, 2025, and scheduled an initial pretrial conference for July 18, 2025.

On June 2, 2025, plaintiff Sol Tan and fifteen other alleged purchasers of the Syndeo machines (“Plaintiffs”) filed an amended complaint (the “Amended Complaint”) asserting: (1) violations of N.Y. G.B.L., § 349 (“Count IV”), the state consumer protection statute; (2) violations of N.Y. G.B.L., § 350 (“Count V”), the state’s false advertising statute; (3) breach of the implied warranty of merchantability (“Count I”); (4) breach of express and implied contract and class-wide rescission (“Count II”); and (5) breach of express warranty (“Count III”). The relief sought in the Amended Complaint included monetary damages allegedly suffered by Class Action Plaintiffs and other members of the putative class as a result of Class Action Defendants’ alleged violations and breaches, including a trebling of any money damages award for alleged violations of N.Y. G.B.L., § 349 and § 350. For Counts IV (violations of N.Y. G.B.L., § 349) and V (violations of N.Y. G.B.L., § 350), plaintiff Jennifer Skuratov d/b/a Spa Thirsty, Inc. (“Spa Thirsty”), sought certification of an alternative subclass of New York purchasers of Syndeo devices (the “Putative New York Subclass”). On June 23, 2025, Class Action Defendants moved to (i) dismiss Counts I, II, IV, and V in full; (ii) partially dismiss Count III to the extent it alleges design defects; (iii) dismiss all claims brought by plaintiff Spa Thirsty in full; (iv) dismiss all claims against BHC in full; and (v) dismiss Plaintiffs’ claim for injunctive relief. On December 22, 2025, the Court granted Class Action Defendants’ motion to dismiss in its entirety, except it denied Class Action Defendants’ request that the claims brought by plaintiff Spa Thirsty be dismissed with prejudice. Specifically, the Court dismissed (i) all of Plaintiffs’ claims against BHC; (ii) Plaintiffs’ Count I, Count II, Count IV, Count V, and their request for injunctive relief; and (iii) the Class Action Plaintiffs’ Count III to the extent it arises out of alleged defects affirmatively identified as “design defects” in the Amended Complaint. In addition, the Court denied the Class Action Plaintiffs’ request for leave to amend as to all of the dismissed causes of action except for plaintiff Spa Thirsty’s claims pursuant to N.Y. G.B.L. §§ 349 and 350. The Court gave plaintiff Spa Thirsty until January 9, 2026 to move for leave to file a second amended complaint that addresses the deficiencies with plaintiff Spa Thirsty’s §§ 349 and 350 claims. Those deficiencies included plaintiff Spa Thirsty’s failure to allege that it “was aware of any of [d]efendants’ purportedly deceptive statements ‘before [it] purchased or came into possession’ of the Syndeo.”

On January 9, 2026, Class Action Plaintiffs filed a letter motion for leave to file a second amended complaint and for reconsideration of the Court’s dismissal of Plaintiffs’ Count II. Class Action Plaintiffs appended a proposed second amended complaint (the “Second Amended Complaint”) to their letter motion. The Second Amended Complaint alleged that plaintiff Spa Thirsty purchased a Syndeo in reliance on representations made by Hydrafacial to plaintiff Spa Thirsty at an aesthetic conference in New York, including that Syndeo was “top of the line,” “hands free,” “had superior cleanliness,” “superior,” “a major upgrade,” “works great,” and “yielded ‘more than 15 uses per bottle of solution serum.” The Second Amended Complaint alleged that those representations were deceptive in violation of N.Y. G.B.L. §§ 349 and 350 because the Syndeo allegedly lacked attributes Hydrafacial had represented to plaintiff Spa Thirsty and did not yield the promised treatments per bottle of solution serum. On January 23, 2026, Hydrafacial filed its opposition to Class Action Plaintiffs’ letter motion. Hydrafacial argued that the Second Amended Complaint was futile because all of its alleged representations about the Syndeo were inactionable puffery, except for, arguably, the representation regarding the number of treatments per bottle of solution serum. For that representation, Hydrafacial argued that plaintiff Spa Thirsty did not allege that its Syndeo yielded fewer than 15 treatments per bottle and failed to allege other facts required to state §§ 349 and 350 claims. Hydrafacial also argued that Class Action Plaintiffs’ request for reconsideration of the dismissal of Count II should be denied as untimely.

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

On February 26, 2026, the parties jointly notified the Court that a settlement-in-principle had been reached and requested that all deadlines be stayed for sixty (60) days. On March 2, 2026, the Court ordered Class Action Plaintiffs to file the necessary motion papers for preliminary approval of the settlement on or before May 29, 2026, and canceled all other deadlines in the case. On May 29, 2026, Class Action Plaintiffs filed a motion for preliminary approval of the settlement. On June 10, 2026, the Court issued an order denying the motion without prejudice, and requested that Class Action Plaintiffs file a supplemental letter addressing certain questions from the Court regarding distribution of proceeds and payment of attorneys’ fees and requesting amended versions of the proposed forms of notice. On June 15, 2026, Class Action Plaintiffs filed their supplemental letter and revised proposed forms of notice. On June 25, 2026, the Court issued an order granting preliminary approval of the class action settlement and set a final approval hearing for December 4, 2026 at 10:00 am.

The Company believes that the claims asserted in the Customer Class Action have no merit and it intends to vigorously defend them.

Consolidated Derivative Action

On February 8, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former President and Chief Executive Officer, Andrew Stanleick; its former Chief Financial Officer, Liyuan Woo, and current members of the Company’s Board of Directors (the “Board of Directors”): Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Margie Elstein, derivatively on behalf of The Beauty Health Company v. Brenton Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, Doug Schillinger, Andrew Stanleick, and Liyuan Woo, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Elstein Derivative Action”), asserts a single claim for breach of fiduciary duty against the individual defendants based on the alleged disclosure of knowingly false information and/or the alleged failure to respond to red flags relating to Hydrafacial’s business, operations, and prospects, specifically with respect to the performance of and demand for the Syndeo 1.0 and 2.0 devices. The plaintiff-stockholder further maintains that no demand was made upon the Board of Directors prior to the initiation of the Elstein Derivative Action based on allegations that a majority of the Board of Directors was not disinterested or independent with respect to the fiduciary duty claim, such that demand should be excused as futile. The relief sought in the complaint includes a finding of demand futility, a finding that the individual defendants are liable for breaching their fiduciary duties (as current/former officers and directors), and an award of compensatory damages for harm suffered by the Company and its stockholders for harm allegedly sustained as a result of the alleged fiduciary duty violation.

On May 1, 2024, a derivative complaint was filed in the Delaware Court of Chancery against the Company’s former President and Chief Executive Officer, Andrew Stanleick; its former Chief Financial Officer, Liyuan Woo, and the then-current members of the Board of Directors: Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, with the Company as the nominal defendant. The complaint, styled Richard Montague, derivatively on behalf of The Beauty Health Company v. Andrew Stanleick, Liyuan Woo, Brent Saunders, Marla Beck, Michael Capellas, Julius Few, Desiree Gruber, Michelle Kerrick, Brian Miller, and Doug Schillinger, C.A. No. 2024-0463-LWW (Del. Ch.) (the “Montague Derivative Action”), asserts claims for (i) breach of fiduciary duty, (ii) gross mismanagement, (iii) waste of corporate assets, (iv) unjust enrichment, and (v) aiding and abetting against the individual defendants based on allegations that the individual defendants made materially false and/or misleading statements, as well as failing to disclose material adverse facts about the Company’s business, operations, and prospects, specifically relating to the Syndeo 1.0 and 2.0 devices. The relief sought in the Montague Derivative Action includes (a) awarding damages for harm suffered by the Company allegedly sustained as a result of the individual defendants’ alleged breach of fiduciary duties, gross mismanagement, waste of corporate assets, and unjust enrichment, (b) awarding damages for harm suffered by the Company allegedly sustained as a result of the Company’s directors’ alleged aiding and abetting of breaching their fiduciary duties, (c) directing the Company to reform and improve its corporate governance and internal procedures, to comply with its existing governance obligations and all applicable laws, and to protect its investors from a recurrence of the alleged damaging events, and (d) awarding the plaintiff-stockholder the costs and disbursements of the Montague Derivative Action, including reasonable attorneys’ fees, accountants’ and experts’ fees, costs, and expenses.

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, plaintiffs’ answering brief was filed on May 2, 2025, and defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and reached agreement on terms of a mutually agreeable resolution. On February 9, 2026, the parties entered into a Stipulation of Settlement, which is subject to court approval. On February 20, 2026, the Delaware Court of Chancery entered a Scheduling Order with respect to Notice and Settlement Hearing, requiring the Company to file a copy of the Notice of Pendency and Proposed Settlement of Derivative Action as an exhibit to a Current Report on Form 8-K, which the Company filed on March 6, 2026. The Court conducted a settlement hearing on May 13, 2026. The Delaware Court of Chancery took the matter under advisement, and the parties are awaiting the Court’s decision on approval of the Stipulation of Settlement.

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

On May 8, 2026, the Company received a notification letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that the listing of its Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), was not in compliance with Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market, as the closing bid price of the Class A Common Stock was less than $1.00 per share for 30 consecutive business days from March 26, 2026 through May 7, 2026 (the “Minimum Bid Price Requirement”). If the Company does not regain compliance within the applicable compliance period(s), including any additional compliance period that may be granted, Nasdaq will provide notice that the Class A Common Stock will be subject to delisting. At that time, the Company may appeal the delisting determination to a Nasdaq Hearings Panel.

In addition, on July 31, 2026, the Company filed a preliminary proxy statement seeking approval by its stockholders to effect a reverse stock split of the Company’s outstanding Class A Common Stock at a ratio ranging from no less than 1-for-5 and not more than 1-for-20 (the “Reverse Stock Split Proposal”). If approved by stockholders, this Reverse Stock Split Proposal would permit, but not require, the Company’s Board of Directors to effect a reverse stock split of the Company’s Class A Common Stock at any time in the next year following stockholder approval, by a ratio of not less than 1-for-5 and not more than 1-for-20, inclusive. The Company’s Board of Directors’ primary objective in proposing the Reverse Stock Split is to raise the per share trading price of the Company’s Class A Common Stock. The Company’s Board of Directors believes that the Reverse Stock Split Proposal will result in a higher per share trading price, which is intended to enable the Company to maintain the listing of its Class A Common Stock on The Nasdaq Global Market and generate greater investor interest in the Company.

The Company intends to actively monitor the closing bid price of its Class A Common Stock and will consider available options to resolve the deficiency and regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with any other Nasdaq listing requirement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2026, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended June 30, 2026, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	8-K	001-39565	3.1	April 22, 2026
3.2	Restated Certificate of Incorporation of SkinHealth Systems Inc.	8-K	001-39565	3.2	April 22, 2026
3.3	Second Amended and Restated Bylaws of SkinHealth Systems Inc.	8-K	001-39565	3.3	April 22, 2026
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Indenture, dated May 27, 2025, between The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	10-Q	001-39565	4.4	August 7, 2025
4.5	Form of Note representing the 7.95% Convertible Senior Secured Notes due 2028 (included as Exhibit A to Exhibit 4.4)	10-Q	001-39565	4.5	August 7, 2025
4.6	Supplemental Indenture No. 1, dated September 4, 2025, among The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39565	4.1	September 4, 2025
4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-39565	4.7	March 12, 2026
10.1	Severance and General Release Agreement, entered into May 15, 2026, by and among Hydrafacial LLC, SkinHealth Systems Inc., and Ronald Menezes	8-K/A	001-39565	10.1	May 21, 2026
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
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

SKINHEALTH SYSTEMS INC.

Date:	August 6, 2026	By:	/s/ Pedro Malha
		Name:	Pedro Malha
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial Officer
(Principal Accounting Officer and Financial Officer)