Form 10-Q
period 2026-09-30
SkinHealth Systems Inc.
filed 2026-11-05
CIK 1818093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of November 2, 2026, there were 6,542,468 shares of Class A Common Stock, par value $0.0001 per share issued and outstanding.

SKINHEALTH SYSTEMS INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements.
SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except for share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$112,386	$232,673
Accounts receivable, net of allowances for estimated credit losses of $2,570 and $6,022 at September 30, 2026 and December 31, 2025, respectively	18,471	21,741
Inventories	46,247	48,012
Income tax receivable	1,832	1,696
Prepaid expenses and other current assets	22,653	5,395
Total current assets	201,589	309,517
Property and equipment, net	1,852	2,538
Right-of-use assets, net	19,022	11,570
Intangible assets, net	27,611	35,763
Goodwill	126,124	126,621
Deferred income tax assets, net	2,162	1,925
Other assets	10,701	11,869
TOTAL ASSETS	$389,061	$499,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of convertible senior notes, net	$—	$123,959
Accounts payable	15,087	15,631
Accrued payroll-related expenses	15,508	24,947
Lease liabilities, current	3,585	5,128
Income tax payable	74	1,226
Other accrued expenses	35,583	15,384
Total current liabilities	69,837	186,275
Lease liabilities, non-current	17,690	9,238
Deferred income tax liabilities, net	731	393
Convertible senior notes, net	242,964	240,431
Other long-term liabilities	2,083	2,410
Total liabilities	333,305	438,747
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Class A Common Stock, $0.0001 par value; 320,000,000 shares authorized; 6,513,424 and 6,376,786 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	585,148	579,973
Accumulated other comprehensive loss	(1,722)	(1,434)
Accumulated deficit	(527,671)	(517,484)
Total stockholders’ equity	55,756	61,056
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$389,061	$499,803
The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$69,171	$70,655	$206,194	$218,422
Cost of sales	22,024	25,021	65,270	75,096
Gross profit	47,147	45,634	140,924	143,326
Operating expenses:
Selling and marketing	20,008	20,928	64,221	70,077
Research and development	1,662	1,698	4,171	3,947
General and administrative	20,499	29,250	65,783	90,267
Total operating expenses	42,169	51,876	134,175	164,291
Income (loss) from operations	4,978	(6,242)	6,749	(20,965)
Interest expense	6,271	6,311	18,912	12,953
Interest income	(1,394)	(1,256)	(4,169)	(7,442)
Other income, net	(33)	(601)	(1,096)	(18,807)
Change in fair value of warrant liabilities	—	(210)	—	(349)
Foreign currency transaction loss (gain), net	242	159	1,485	(6,190)
Loss before provision for income taxes	(108)	(10,645)	(8,383)	(1,130)
Income tax expense	780	386	1,804	285
Net loss	(888)	(11,031)	(10,187)	(1,415)
Comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(323)	421	(288)	5,178
Comprehensive (loss) income	$(1,211)	$(10,610)	$(10,475)	$3,763
Net loss per share
Basic	$(0.14)	$(1.74)	$(1.58)	$(0.22)
Diluted	$(0.14)	$(1.74)	$(1.58)	$(2.12)
Weighted average common stock outstanding
Basic	6,510,178	6,345,283	6,460,831	6,301,728
Diluted	6,510,178	6,345,283	6,460,831	6,865,390
The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except for share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
BALANCE, December 31, 2024	6,246,803	$1	$566,720	$(6,953)	$(507,965)	$51,803
Net loss	—	—	—	—	(10,096)	(10,096)
Issuance of common stock pursuant to equity compensation plan	24,163	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(8,023)	—	(250)	—	—	(250)
Share-based compensation	—	—	3,476	—	—	3,476
Foreign currency translation adjustments	—	—	—	1,128	—	1,128
BALANCE, March 31, 2025	6,262,943	$1	$569,947	$(5,825)	$(518,061)	$46,062
Net income	—	—	—	—	19,712	19,712
Issuance of common stock pursuant to equity compensation plan	104,566	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(28,544)	—	(708)	—	—	(708)
Share-based compensation	—	—	5,308	—	—	5,308
Foreign currency translation adjustments	—	—	—	3,629	—	3,629
BALANCE, June 30, 2025	6,338,965	$1	$574,547	$(2,196)	$(498,349)	$74,003
Net loss	—	—	—	—	(11,031)	(11,031)
Issuance of common stock pursuant to equity compensation plan	38,711	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(11,882)	—	(188)	—	—	(188)
Share-based compensation	—	—	2,455	—	—	2,455
Foreign currency translation adjustments	—	—	—	421	—	421
BALANCE, September 30, 2025	6,365,794	$1	$576,814	$(1,775)	$(509,380)	$65,660

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
BALANCE, December 31, 2025	6,376,786	$1	$579,973	$(1,434)	$(517,484)	$61,056
Net loss	—	—	—	—	(6,630)	(6,630)
Issuance of common stock pursuant to equity compensation plan	123,466	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(42,252)	—	(987)	—	—	(987)
Share-based compensation	—	—	2,079	—	—	2,079
Foreign currency translation adjustments	—	—	—	(278)	—	(278)
BALANCE, March 31, 2026	6,458,000	$1	$581,065	$(1,712)	$(524,114)	$55,240
Net loss	—	—	—	—	(2,669)	(2,669)
Issuance of common stock pursuant to equity compensation plan	59,349	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(11,344)	—	(211)	—	—	(211)
Share-based compensation	—	—	2,895	—	—	2,895
Foreign currency translation adjustments	—	—	—	313	—	313
BALANCE, June 30, 2026	6,506,005	$1	$583,749	$(1,399)	$(526,783)	$55,568
Net loss	—	—	—	—	(888)	(888)
Issuance of common stock pursuant to equity compensation plan	10,618	—	—	—	—	—
Shares withheld for tax withholdings on vested stock awards	(3,199)	—	(43)	—	—	(43)
Share-based compensation	—	—	1,442	—	—	1,442
Foreign currency translation adjustments	—	—	—	(323)	—	(323)
BALANCE, September 30, 2026	6,513,424	$1	$585,148	$(1,722)	$(527,671)	$55,756

The accompanying notes are an integral part of these unaudited financial statements.

SKINHEALTH SYSTEMS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(10,187)	$(1,415)
Adjustments to reconcile net loss to net cash from operating activities
Share-based compensation	6,416	11,239
Amortization of intangible assets	10,538	13,513
Depreciation of property and equipment	1,644	3,204
Amortization of other assets	3,693	3,281
Amortization of debt issuance costs	2,989	2,621
Inventory write-down	1,625	3,643
Provision for estimated credit losses	1,397	1,933
Change in fair value of warrant liabilities	—	(349)
Gain on exchange and repurchases of convertible senior notes, net	(1,019)	(18,089)
Deferred income taxes	65	2,893
Other, net	4,738	(2,679)
Changes in operating assets and liabilities:
Accounts receivable	1,763	4,769
Inventories	(160)	11,114
Prepaid expenses, other current assets, and income tax receivable	(17,450)	(110)
Accounts payable, accrued expenses, and income tax payable	8,472	(7,117)
Other, net	(6,144)	(6,162)
Net cash provided by operating activities	8,380	22,289
Cash flows from investing activities:
Cash paid for intangible assets	(3,173)	(3,617)
Cash paid for property and equipment	(744)	(164)
Net cash used for investing activities	(3,917)	(3,781)
Cash flows from financing activities:
Repayment of 2026 Notes	(103,235)	—
Repurchase of 2026 Notes	(20,161)	(18,372)
Payment of tax withholdings on vested stock awards	(1,241)	(1,145)
Repurchase of 2026 Notes in connection with exchange	—	(392,583)
Issuance of 2028 Notes in connection with exchange, net	—	237,686
Net cash used for financing activities	(124,637)	(174,414)
Net change in cash, cash equivalents, and restricted cash	(120,174)	(155,906)
Effect of foreign currency translation on cash	(113)	5,240
Cash, cash equivalents, and restricted cash beginning of period	232,673	370,063
Cash, cash equivalents, and restricted cash end of period	$112,386	$219,397

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
Reverse Stock Split

On October 14, 2026, the Company effected a 1-for-20 reverse stock split of its Class A Common Stock and a proportionate decrease in the number of issued and outstanding shares (the “Reverse Stock Split”). All share and per share information throughout this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated financial statements and related notes, have been retroactively adjusted to reflect the Reverse Stock Split. The number of authorized shares of capital stock remains unchanged and the shares of Class A Common Stock retain a par value of $0.0001 per share. Accordingly, an amount equal to the par value of the decreased shares were reclassified from Class A Common Stock to additional paid-in capital on the Condensed Consolidated Balance Sheets. An immaterial amount of fractional shares were settled in cash.

References to share and per-share amounts disclosed for all periods presented have been retroactively adjusted in the accompanying unaudited condensed consolidated financial statements and related notes, and applicable disclosures to reflect the effects of the Reverse Stock Split. Refer to Note 5 — Long-Term Debt, Note 7 — Related-Party Transactions, Note 8 — Stockholders' Equity, Note 11 — Share-Based Compensation, and Note 13 — Net Loss Attributable to Common Stockholders for further detail.

Note 2 — Balance Sheet Components

Inventories consist of the following as of the periods indicated:

(in thousands)	September 30, 2026	December 31, 2025
Raw materials	$17,912	$18,546
Finished goods	28,335	29,466
Total inventories	$46,247	$48,012

Accrued payroll-related expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2026	December 31, 2025
Accrued compensation and payroll taxes	$10,705	$17,905
Accrued sales commissions	3,534	4,791
Accrued benefits	1,269	2,251
Total accrued payroll-related expenses	$15,508	$24,947

Other accrued expenses consist of the following as of the periods indicated:

(in thousands)	September 30, 2026	December 31, 2025
Securities class action settlement	$18,000	$700
Accrued interest	7,508	2,929
Sales and VAT tax payables	3,654	3,571
Royalty liabilities	1,484	1,571
Deferred revenue	1,087	1,012
Other	3,850	5,601
Total other accrued expenses	$35,583	$15,384

As of September 30, 2026 and December 31, 2025, total warranty reserve was approximately $1 million, which was included in other accrued expenses on the Condensed Consolidated Balance Sheets.

As of September 30, 2026 and December 31, 2025, the Company had approximately $1 million and $2 million, respectively, in restricted cash held as collateral for the Company’s credit cards, which was included in cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets.

During February 2026, the Company amended the terms of its principal executive office lease agreement to expire in November 2032, resulting in an increase of approximately $14 million in future operating lease payments and an approximately $10 million increase in lease-related balances on the Condensed Consolidated Balance Sheets.

During the nine months ended September 30, 2026, the Company recorded a liability of $18.0 million in other accrued expenses and $15.0 million in prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets related to the settlement amount to be paid to the plaintiffs and insurance recovery from the Company’s insurers, respectively, related to the proposed settlement the Company has reached with plaintiffs in the Securities Class Action (as defined in Note 6 – Commitments and Contingencies – Securities Class Action). See Note 6 – Commitments and Contingencies – Securities Class Action, in this Quarterly Report on Form 10-Q for additional information with respect to the Securities Class Action.

Note 3 — Property and Equipment, net

Property and equipment, net consist of the following as of the periods indicated:

(in thousands)	Useful life (years)	September 30, 2026	December 31, 2025
Leasehold improvements	Shorter of remaining lease term or estimated useful life	$11,037	$11,080
Furniture and fixtures	2-7	5,457	5,320
Machinery and equipment	2-5	4,536	4,723
Computers and equipment	3-5	3,751	3,556
Tooling	5	541	541
Autos and trucks	5	64	61
Construction in progress		265	55
Total property and equipment		25,651	25,336
Less: accumulated depreciation and amortization		(23,799)	(22,798)
Property and equipment, net		$1,852	$2,538

Note 4 — Goodwill and Intangible Assets, net

Goodwill

The changes in the carrying value of goodwill for the nine months ended September 30, 2026 are as follows (in thousands):

December 31, 2025	126,621
Foreign currency translation impact	(497)
September 30, 2026	$126,124

Intangible Assets, Net

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of September 30, 2026 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(83,636)	$7,993	3 - 10
Capitalized software	27,867	(18,347)	9,520	3 - 5
Customer relationships	16,467	(16,392)	75	5 - 10
Trademarks	11,928	(7,660)	4,268	15
Non-compete agreement	5,799	(4,362)	1,437	3
Patents	5,620	(1,302)	4,318	3 - 19
Total intangible assets	$159,310	$(131,699)	$27,611

The gross carrying amount and accumulated amortization of the Company’s intangible assets, net, as of December 31, 2025 were as follows:

(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Estimated Useful Life (Years)
Developed technology	$91,629	$(79,405)	$12,224	3 - 10
Capitalized software	26,260	(15,082)	11,178	3 - 5
Customer relationships	19,112	(17,461)	1,651	5 - 10
Trademarks	11,730	(7,019)	4,711	15
Non-compete agreement	5,908	(3,711)	2,197	3
Patents	4,855	(1,053)	3,802	3 - 19
Total intangible assets	$159,494	$(123,731)	$35,763

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

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders. The 2028 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent. Upon the effectiveness of the Reverse Stock Split, the conversion rate for the 2028 Notes was adjusted proportionately to reflect the 1-for-20 Reverse Stock Split ratio in accordance with the terms of the indenture governing the 2028 Notes.

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

During the three months ended September 30, 2026, there were no repurchases related to the 2026 Notes. During the nine months ended September 30, 2026, the Company repurchased $21.3 million principal amount of its 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million and recognized a net gain of $1.0 million, which includes $0.1 million of unamortized debt issuance costs.

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

On September 30, 2026, the Company retired the 2026 Notes in accordance with their terms. The Company repaid the remaining outstanding aggregate principal amount of $103.2 million and no 2026 Notes remain outstanding.

The following is a summary of the Company’s Notes for the periods indicated:

(in thousands)	September 30, 2026	December 31, 2025
2026 Notes	$—	$124,485
2028 Notes	250,000	250,000
Unamortized debt issuance costs	(7,036)	(10,095)
Total convertible senior notes, net	242,964	364,390
Current portion of convertible senior notes, net	—	(123,959)
Convertible senior notes, net	$242,964	$240,431

As of September 30, 2026 and December 31, 2025, the estimated fair value of the Notes were $249.8 million (compared to a carrying amount of $250.0 million) and $383.1 million (compared to a carrying amount of $374.5 million), respectively. The estimated fair value of the Notes was determined based on the actual bid price of the Notes on September 30, 2026 and December 31, 2025, and are classified as Level 2 within the fair value hierarchy.

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

On October 6, 2026, the Court entered an order granting the Preliminary Approval Motion. In its Order, the Court: (i) preliminarily approved the proposed settlement as set forth in the parties’ Stipulation and Agreement of Settlement; (ii) preliminarily certified a settlement class; (iii) appointed Stretto, Inc. as the settlement administrator; (iv) approved the proposed form and method of notice to the settlement class; and (v) scheduled a final approval hearing for December 9, 2026. The Court also set a briefing schedule providing that: lead plaintiffs’ motion for final approval, and any motion for attorneys’ fees, costs, and class representative awards must be filed at least 28 days before the final approval hearing (i.e., by November 11, 2026), and any reply briefs must be filed at least 14 days before the hearing (i.e., by November 25, 2026). The Order also requires Defendants to file a declaration with the Court by November 25, 2026 attesting to service of a notice pursuant to the Class Actions Fairness Act of 2005, stating the position of any state or federal officials as to the proposed settlement. Per the terms of the Stipulation, by November 5, 2026, the Company will cause to be paid into escrow a total cash settlement payment of $18,000,000 (the “Cash Payment”), of which, the Company will be responsible to pay only $3,000,000 of the Cash Payment from its own funds, with the remaining $15,000,000 of the Cash Payment being contributed by certain of the Company’s insurers. The settlement remains subject to final approval by the Court.

The Company continues to deny liability. The proposed settlement remains subject to final court approval.

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

On February 26, 2026, the parties jointly notified the Court that a settlement-in-principle had been reached for a total of $1,075,000 (the “Customer Class Action Settlement Amount”) and requested that all deadlines be stayed for sixty (60) days. On March 2, 2026, the Court ordered Class Action Plaintiffs to file the necessary motion papers for preliminary approval of the settlement on or before May 29, 2026, and canceled all other deadlines in the case. On May 29, 2026, Class Action Plaintiffs filed a motion for preliminary approval of the settlement. On June 10, 2026, the Court issued an order denying the motion without prejudice, and requested that Class Action Plaintiffs file a supplemental letter addressing certain questions from the Court regarding distribution of proceeds and payment of attorneys’ fees and requesting amended versions of the proposed forms of notice. On June 15, 2026, Class Action Plaintiffs filed their supplemental letter and revised proposed forms of notice. On June 25, 2026, the Court issued an order granting preliminary approval of the class action settlement and set a final approval hearing for December 4, 2026 at 10:00 am. On September 7, 2026, Class Action Plaintiffs filed an unopposed motion seeking: (i) $277,500 in attorneys’ fees for Class Counsel; (ii) approximately $82,000 in litigation expenses; and (iii) a $10,000 service award to named Plaintiff Class Representative, where all such fees are inclusive within the Customer Class Action Settlement Amount. That motion remains pending.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, plaintiffs’ answering brief was filed on May 2, 2025, and defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and reached agreement on terms of a mutually agreeable resolution. On February 9, 2026, the parties entered into a Stipulation of Settlement, which is subject to court approval. On February 20, 2026, the Delaware Court of Chancery entered a Scheduling Order with respect to Notice and Settlement Hearing, requiring the Company to file a copy of the Notice of Pendency and Proposed Settlement of Derivative Action as an exhibit to a Current Report on Form 8-K, which the Company filed on March 6, 2026. The Court conducted a settlement hearing on May 13, 2026. On August 11, 2026, the Delaware Court of Chancery approved the settlement as fair, reasonable, and adequate.

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

Pursuant to the terms of the Registration Rights Agreement, (i) any outstanding shares of Class A Common Stock or any other equity securities (including the private placement warrants originally issued to purchase an aggregate of 466,667 shares of the Company’s Class A Common Stock at $230.00 per share, expressed on the retroactively split-adjusted basis described in Note 1 (the “Private Placement Warrants”) and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) of the Company held by BLS Investor Group LLC (the “Sponsor”) or the Hydrafacial Stockholders (together, the “Restricted Stockholders”) as of the date of the Registration Rights Agreement or thereafter acquired by a Restricted Stockholder (including the 575,000 shares of Class A Common Stock issued upon conversion of the Sponsor’s shares of Class B common stock (the “Founder Shares”) in connection with the Business Combination and any shares of Class A Common Stock issued upon exercise of the Private Placement Warrants) and shares of Class A Common Stock issued as earn-out shares to the Hydrafacial Stockholders and (ii) any other equity security of the Company issued or issuable with respect to any such share of Class A Common Stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise will be entitled to registration rights.

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

Pursuant to the Registration Rights Agreement, the Sponsor agreed to restrictions on the transfer of its securities issued in the Company’s initial public offering, which (i) in the case of the Founder Shares provided for a period of one year after the completion of the Business Combination unless (A) the closing price of the Class A Common Stock equaled or exceeded $240.00 per share for 20 days out of any 30-trading-day period commencing at least 150 days following the Closing of the Business Combination or (B) the Company completed a liquidation, merger, capital stock exchange, reorganization or other similar transaction that resulted in all of the Company’s stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property, and (ii) in the case of the Private Placement Warrants and the respective Class A Common Stock underlying the Private Placement Warrants provided for a period of 30 days after the completion of the Business Combination. The Sponsor and its permitted transferees were also required, subject to the terms and conditions in the Registration Rights Agreement, not to transfer their Private Placement Warrants (as defined in the Registration Rights Agreement) or shares of Class A Common Stock issuable upon the exercise thereof for 30 days following the Closing.

As of December 31, 2025, the Company had Private Placement Warrants that represented rights to purchase approximately 0.3 million shares of Class A Common Stock on a retroactively split-adjusted basis. All remaining Private Placement Warrants outstanding expired in May 2026 before the Reverse Stock Split became effective on October 14, 2026. No Private Placement Warrants were outstanding as of September 30, 2026. The fair value of the Private Placement Warrants was immaterial as of December 31, 2025.

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

Note 8 — Stockholders' Equity

Common Stock

The Company is authorized to issue 320,000,000 shares of Class A Common Stock, par value of $0.0001 per share. Holders of Class A Common Stock are entitled to one vote for each share. As of September 30, 2026 and December 31, 2025, there were 6,513,424 and 6,376,786 shares, respectively, of Class A Common Stock issued and outstanding. The Company has not declared or paid any dividends with respect to its Class A Common Stock.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2026 and December 31, 2025, there were no shares of preferred stock issued or outstanding.

Note 9 — Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

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

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$25,637	$—	$—	$25,637

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Cash, cash equivalents, and restricted cash:
Money market funds	$149,927	$—	$—	$149,927

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

Net sales disaggregated by major product line were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Delivery Systems	$18,760	$20,819	$55,553	$63,394
Consumables	50,411	49,836	150,641	155,028
Total net sales	$69,171	$70,655	$206,194	$218,422

Net sales by geographic region were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Americas	$48,919	$48,263	$143,415	$146,568
Europe, the Middle East and Africa	14,185	16,056	42,841	49,465
Asia-Pacific	6,067	6,336	19,938	22,389
Total net sales	$69,171	$70,655	$206,194	$218,422

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

Share-based compensation expense was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales	$128	$121	$374	$395
Selling and marketing	352	581	969	1,925
Research and development	68	125	210	417
General and administrative	894	1,628	4,863	8,502
Total share-based compensation	$1,442	$2,455	$6,416	$11,239

Restricted Stock Units (“RSU”) and Performance-based Restricted Stock Units (“PSU”)

The following table summarizes the Company’s RSU and PSU activity:

			Weighted Average Grant Date Fair Value
	RSU Shares	PSU Shares	RSU	PSU
Outstanding - January 1, 2026	615,532	107,706	$39.34	$60.31
Granted	461,654	21,700	22.72	37.20
Vested	(193,433)	—	50.94	—
Forfeited	(226,822)	(51,302)	30.90	58.33
Outstanding - September 30, 2026	656,931	78,104	$27.17	$55.19

As of September 30, 2026, total unrecognized compensation expense related to unvested RSU and PSU totaled $15.2 million and is expected to be recognized over a weighted-average period of 2.0 years.

Stock Options

The following table summarizes the Company’s stock option activity:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding - January 1, 2026	122,996	$270.26	5.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,000)	375.20
Outstanding - September 30, 2026	121,996	269.39	4.59
Vested and Exercisable - September 30, 2026	121,996	269.39	4.59
Options vested and expected to vest - September 30, 2026	121,996	$269.39	4.59

Cash Performance Awards

During the nine months ended September 30, 2026, cash performance awards with an original total target value of $2.8 million were granted for which the final payout will range from 0% to 200% of the target value based on the total shareholder return of the Company’s Class A Common stock relative to a defined peer group. The cash performance awards vest over a two to three-year period.

The cash performance awards can be settled in either cash or Class A Common Stock upon vesting at the Company’s discretion. These awards are accounted for as liability awards under Accounting Standards Codification (“ASC”) 718 and are measured at fair value through the end of the performance period using the Monte Carlo simulation model. For the three and nine months ended September 30, 2026, the expense associated with the cash performance awards were immaterial. The estimated future cash payments of these awards are included within other long-term liabilities in the Condensed Consolidated Balance Sheets.

As of September 30, 2026, total unrecognized compensation expense related to unvested cash performance awards totaled $0.4 million and is expected to be recognized over a weighted-average period of 1.8 years.

Note 12 — Income Taxes

The Company is required to calculate its interim income tax provision using the estimated annual effective tax rate (“AETR”) method prescribed by ASC 740-270, and as such, excludes losses in jurisdictions where the Company cannot benefit in computing its worldwide AETR. A separate AETR is computed and applied to ordinary losses in the U.S., China, and Australia as required by ASC 740-270-30-36(a). For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $0.8 million and $1.8 million, respectively.

The AETR differed from the U.S. federal statutory tax rate of 21% due primarily to a full valuation allowance against the Company's deferred tax assets in the U.S., China, and Australia, income in foreign jurisdictions that are taxed at higher rates than the U.S. federal rate, and the impact of discrete items that may occur in any given year but are not consistent from year to year.

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

The Company has established a valuation allowance against its deferred tax assets in the U.S., China, and Australia because it is more likely than not that the deferred tax assets will not be realized. In determining whether deferred tax assets are realizable, the Company considers numerous factors including historical profitability, the amount of future taxable income and the existence of taxable temporary differences that can be used to realize deferred tax assets.

The Company applies ASC 740, the accounting standard addressing the accounting for uncertainty in income taxes, which prescribes rules for recognition, measurement and classification in the financial statements of tax positions taken or expected to be taken in a tax return. The Company has gross unrecognized tax benefits of $1.6 million and $1.7 million as of September 30, 2026 and December 31, 2025, respectively.

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

Note 13 — Net Loss Attributable to Common Stockholders

The following table sets forth the calculation of both basic and diluted net loss per share as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Net loss available to common stockholders - basic	$(888)	$(11,031)	$(10,187)	$(1,415)
Adjustments related to the 2026 Notes (1)	—	—	—	(13,117)
Net loss available to common stockholders - diluted	$(888)	$(11,031)	$(10,187)	$(14,532)

Weighted average common stock outstanding - basic	6,510,178	6,345,283	6,460,831	6,301,728
Effect of dilutive shares:
2026 Notes	—	—	—	563,662
Weighted average common stock outstanding - diluted	6,510,178	6,345,283	6,460,831	6,865,390

Basic net loss per share:	$(0.14)	$(1.74)	$(1.58)	$(0.22)
Diluted net loss per share:	$(0.14)	$(1.74)	$(1.58)	$(2.12)
(1) For the nine months ended September 30, 2025, the adjustments related to the 2026 Notes include the net gain related to the exchange and repurchases offset by interest expense and amortization of debt issuance costs related to the 2026 Notes (net of taxes).

The following shares have been excluded from the calculation of the weighted average diluted shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
2026 Notes	162,522	195,976	162,522	—
2028 Notes	4,370,628	4,370,628	4,370,628	4,370,628
RSUs	656,931	537,443	656,931	537,443
Stock Options	121,996	127,042	121,996	127,042
PSUs	78,104	73,262	78,104	73,262
For the nine months ended September 30, 2026 and the three and nine months ended September 30, 2025, income and shares related to the Private Placement Warrants were excluded from the calculation of diluted net loss per share of Class A Common Stock because their effect would be anti-dilutive.

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

Significant expenses within consolidated net loss include cost of sales, total operating expenses, interest expense, other (income) expense, net, change in fair value of warrant liabilities, foreign currency transaction loss (gain), net, and income tax expense, all of which are each separately reported on the Condensed Consolidated Statements of Comprehensive Income (Loss).

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
The following summarizes the components of operating expenses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total operating expenses:
Personnel-related expenses	$21,641	$25,645	$67,208	$81,903
Other segment expenses	20,528	26,231	66,967	82,388
Total operating expenses	$42,169	$51,876	$134,175	$164,291

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the three months ended September 30, 2026 (the “Quarterly Report on Form 10-Q”) contains “forward looking statements” within the meaning of the “safe harbor” provisions of the United States Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “estimates,” “projected,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should,” “future,” “propose” and variations of these words or similar expressions (or the negative versions of such words or expressions) are intended to identify forward-looking statements.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K.

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

Business and Macroeconomic Conditions

During the three and nine months ended September 30, 2026, we continued to strengthen the foundation of the business while expanding our footprint by selling and placing our patented hydradermabrasion delivery systems (“Delivery Systems”) worldwide, driving consumables, which consist of single-use tips, solutions, serums, and other products used to provide a Hydrafacial treatment (collectively “Consumables”), investing in our community of providers, partners, and consumers, driving brand awareness, advancing our science-backed innovation product pipeline, and optimizing our global infrastructure. Although we believe we can be successful in our current operating environment, various factors may impact our business in unpredictable ways such as:
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

Reverse Stock Split

On October 14, 2026, the Company effected a 1-for-20 reverse stock split of its Class A Common Stock and a proportionate decrease in the number of issued and outstanding shares (the “Reverse Stock Split”). All share and per share information throughout this Quarterly Report on Form 10-Q, including the unaudited condensed consolidated financial statements and related notes, have been retroactively adjusted to reflect the Reverse Stock Split. The number of authorized shares of capital common stock remains unchanged and the shares of Class A Common Stock retain a par value of $0.0001 per share. An immaterial amount of fractional shares were settled in cash.

Comparison of Three Months Ended September 30, 2026 to Three Months Ended September 30, 2025

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the three months ended September 30, 2026 and September 30, 2025, have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Amounts and percentages may not foot due to rounding.

	Three Months Ended September 30,
(in millions)	2026	% of Net Sales	2025	% of Net Sales
Net sales	$69.2	100.0%	$70.7	100.0%
Cost of sales	22.0	31.8	25.0	35.4
Gross profit	47.1	68.2	45.6	64.6
Operating expenses
Selling and marketing	20.0	28.9	20.9	29.6
Research and development	1.7	2.4	1.7	2.4
General and administrative	20.5	29.6	29.3	41.4
Total operating expenses	42.2	61.0	51.9	73.4
Income (loss) from operations	5.0	7.2	(6.2)	(8.8)
Interest expense	6.3	9.1	6.3	8.9
Interest income	(1.4)	(2.0)	(1.3)	(1.8)
Other income, net	—	—	(0.6)	(0.9)
Change in fair value of warrant liabilities	—	—	(0.2)	(0.3)
Foreign currency transaction loss, net	0.2	—	0.2	0.2
Loss before provision for income taxes	(0.1)	(0.2)	(10.6)	(15.1)
Income tax expense	0.8	1.1	0.4	0.5
Net loss	$(0.9)	(1.3)%	$(11.0)	(15.6)%
Net Sales

	Three Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Net sales
Delivery Systems	$18.8	$20.8	$(2.1)	(9.9)%
Consumables	50.4	49.8	0.6	1.2%
Total net sales	$69.2	$70.7	$(1.5)	(2.1)%

	Three Months Ended September 30,
Percentage of net sales	2026	2025
Delivery Systems	27.1%	29.5%
Consumables	72.9%	70.5%
Total	100.0%	100.0%

Total net sales for the three months ended September 30, 2026 decreased $1.5 million, or 2.1%, compared to the three months ended September 30, 2025. Delivery Systems net sales for the three months ended September 30, 2026 decreased $2.1 million, or 9.9%, compared to the three months ended September 30, 2025, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.

Consumables net sales for the three months ended September 30, 2026 increased $0.6 million, or 1.2%, compared to the three months ended September 30, 2025, with an increase in the Americas, partially offset by a decrease in Europe, the Middle East, and Africa (“EMEA”).

Cost of Sales, Gross Profit, and Gross Margin

	Three Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Cost of sales	$22.0	$25.0	$(3.0)	(12.0)%
Gross profit	$47.1	$45.6	$1.5	3.3%
Gross margin	68.2%	64.6%

Cost of sales for the three months ended September 30, 2026 decreased $3.0 million, compared to the three months ended September 30, 2025, primarily due to higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program in 2025 and tariff related recoveries and lower inventory related charges in 2026. Gross margin increased to 68.2% for the three months ended September 30, 2026 from 64.6% for the three months ended September 30, 2025 primarily due to higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program in 2025 and tariff related recoveries and lower inventory related charges in 2026.

Selling and Marketing

	Three Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Selling and marketing	$20.0	$20.9	$(0.9)	(4.4)%
As a percentage of net sales	28.9%	29.6%
Selling and marketing expense for the three months ended September 30, 2026 decreased $0.9 million, or 4.4%, compared to the three months ended September 30, 2025. The decrease is primarily driven by lower sales commission expense and amortization expense, partially offset by higher marketing-related spend.
Research and Development

	Three Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Research and development	$1.7	$1.7	$—	(2.1)%
As a percentage of net sales	2.4%	2.4%

Research and development expense for the three months ended September 30, 2026 remained relatively flat compared to the three months ended September 30, 2025.
General and Administrative

	Three Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
General and administrative	$20.5	$29.3	$(8.8)	(29.9)%
As a percentage of net sales	29.6%	41.4%

General and administrative expense for the three months ended September 30, 2026 decreased $8.8 million, or 29.9%, compared to the three months ended September 30, 2025. The decrease is primarily driven by lower personnel-related expenses, including severance and share-based compensation expense, amortization expense, legal fees, and other professional fees.

Comparison of Nine Months Ended September 30, 2026 to Nine Months Ended September 30, 2025

The following tables set forth our consolidated results of operations in dollars and as a percentage of net sales for the periods presented. The period-to-period comparisons of our historical results are not necessarily indicative of the results that may be expected in the future. The results of operations data for the nine months ended September 30, 2026 and September 30, 2025 have been derived from the unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Amounts and percentages may not foot due to rounding.

	Nine Months Ended September 30,
(in millions)	2026	% of Net Sales	2025	% of Net Sales
Net sales	$206.2	100.0%	$218.4	100.0%
Cost of sales	65.3	31.7	75.1	34.4
Gross profit	140.9	68.3	143.3	65.6
Operating expenses
Selling and marketing	64.2	31.1	70.1	32.1
Research and development	4.2	2.0	3.9	1.8
General and administrative	65.8	31.9	90.3	41.3
Total operating expenses	134.2	65.1	164.3	75.2
Income (loss) from operations	6.7	3.3	(21.0)	(9.6)
Interest expense	18.9	9.2	13.0	5.9
Interest income	(4.2)	(2.0)	(7.4)	(3.4)
Other income, net	(1.1)	(0.5)	(18.8)	(8.6)
Change in fair value of warrant liabilities	—	—	(0.3)	(0.2)
Foreign currency transaction loss (gain), net	1.5	0.7	(6.2)	(2.8)
Loss before provision for income taxes	(8.4)	(4.1)	(1.1)	(0.5)
Income tax expense	1.8	0.9	0.3	0.1
Net loss	$(10.2)	(4.9)%	$(1.4)	(0.6)%
Net Sales

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Net sales
Delivery Systems	$55.6	$63.4	$(7.8)	(12.4)%
Consumables	150.6	155.0	(4.4)	(2.8)%
Total net sales	$206.2	$218.4	$(12.2)	(5.6)%

	Nine Months Ended September 30,
Percentage of net sales	2026	2025
Delivery Systems	26.9%	29.0%
Consumables	73.1%	71.0%
Total	100.0%	100.0%
Total net sales for the nine months ended September 30, 2026 decreased $12.2 million, or 5.6%, compared to the nine months ended September 30, 2025. Delivery Systems net sales for the nine months ended September 30, 2026 decreased $7.8 million, or 12.4%, compared to the nine months ended September 30, 2025, with decreases across all regions. Delivery Systems net sales were negatively impacted globally by unfavorable macroeconomic and credit conditions.
Consumables net sales for the nine months ended September 30, 2026 decreased $4.4 million, or 2.8%, compared to the nine months ended September 30, 2025, with decreases in EMEA and Asia-Pacific (“APAC”), offset by a slight increase in the Americas. Consumables net sales were negatively impacted by pressure on treatment volume in EMEA and the transition to a distributor model in APAC.

Cost of Sales, Gross Profit, and Gross Margin

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Cost of sales	$65.3	$75.1	$(9.8)	(13.1)%
Gross profit	$140.9	$143.3	$(2.4)	(1.7)%
Gross margin	68.3%	65.6%
Cost of sales for the nine months ended September 30, 2026 decreased $9.8 million, compared to the nine months ended September 30, 2025, primarily due to lower net sales in 2026 and higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program and higher inventory related charges in 2025. Gross margin increased to 68.3% for the nine months ended September 30, 2026 from 65.6% for the nine months ended September 30, 2025 primarily due to higher product costs related to the sell through associated with Delivery Systems received back as part of the Company’s previous trade-in program and higher inventory related charges in 2025.
Operating Expenses

Selling and Marketing

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Selling and marketing	$64.2	$70.1	$(5.9)	(8.4)%
As a percentage of net sales	31.1%	32.1%
Selling and marketing expense for the nine months ended September 30, 2026 decreased $5.9 million, or 8.4%, compared to the nine months ended September 30, 2025. The decrease is primarily driven by lower personnel-related expenses, including sales commission expense, severance, and share-based compensation expense, and depreciation and amortization expense.
Research and Development

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Research and development	$4.2	$3.9	$0.2	5.7%
As a percentage of net sales	2.0%	1.8%
Research and development expense for the nine months ended September 30, 2026 increased $0.2 million, or 5.7%, compared to the nine months ended September 30, 2025, reflecting increased investment in future product development.
General and Administrative

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
General and administrative	$65.8	$90.3	$(24.5)	(27.1)%
As a percentage of net sales	31.9%	41.3%
General and administrative expense for the nine months ended September 30, 2026 decreased $24.5 million, or 27.1%, compared to the nine months ended September 30, 2025. The decrease is primarily driven by lower personnel-related expenses, including share-based compensation expense and severance, legal fees, amortization and depreciation expense, and other professional fees.

Interest Expense, Interest Income, Other Income, Net, and Foreign Currency Transaction Loss (Gain), Net

	Nine Months Ended September 30,		Change
(in millions)	2026	2025	Amount	%
Interest expense	$18.9	$13.0	$6.0	46.0%
Interest income	$(4.2)	$(7.4)	$3.3	(44.0)%
Other income, net	$(1.1)	$(18.8)	$17.7	N/M
Foreign currency transaction loss (gain), net	$1.5	$(6.2)	$7.7	N/M
N/M - Not meaningful
Interest expense for the nine months ended September 30, 2026 increased $6.0 million compared to the nine months ended September 30, 2025, primarily due to interest and amortization of debt issuance costs related to the 2028 Notes, partially offset by lower outstanding balances related to the 2026 Notes.

Interest income for the nine months ended September 30, 2026 decreased $3.3 million compared to the nine months ended September 30, 2025 primarily due to lower average invested balances and interest rates during the nine months ended September 30, 2026.

Other income, net for the nine months ended September 30, 2026 included $1.0 million net gain related to the repurchase of the 2026 Notes. Other income, net for the nine months ended September 30, 2025 included $18.1 million net gain related to the exchange and repurchases of the 2026 Notes.

During the nine months ended September 30, 2026, the Company recognized a net loss of $1.5 million related to foreign currency transactions as compared to a net gain of $6.2 million for the nine months ended September 30, 2025, driven primarily by fluctuations in the Euro relative to the U.S. dollar.

Liquidity and Capital Resources

Our primary sources of capital are (i) cash flow from operating activities, (ii) net proceeds received from the consummation of the Business Combination, and (iii) net proceeds received from the Notes. As of September 30, 2026, we had cash, cash equivalents, and restricted cash of $112.4 million.

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

On May 27, 2025, the Company issued the 2028 Notes to the Exchanging Holders. The 2028 Notes were issued pursuant to, and are governed by, an indenture, dated as of May 27, 2025, between the Company, the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee and collateral agent. Upon the effectiveness of the Reverse Stock Split, the conversion rate for the 2028 Notes was adjusted proportionately to reflect the 1-for-20 Reverse Stock Split ratio in accordance with the terms of the indenture governing the 2028 Notes.

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

During the three months ended September 30, 2026, there were no repurchases related to the 2026 Notes. During the nine months ended September 30, 2026, the Company repurchased $21.3 million principal amount of its 2026 Notes at a weighted-average price equal to 94.875% for $20.2 million and recognized a net gain of $1.0 million, which includes $0.1 million of unamortized debt issuance costs.

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

On September 30, 2026, the Company retired the 2026 Notes in accordance with their terms. The Company repaid the remaining outstanding aggregate principal amount of $103.2 million and no 2026 Notes remain outstanding. For more information, see Part I, Item 1 “Financial Statements — Note 5 — Long-term Debt” in this Quarterly Report on Form 10-Q.

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

As of September 30, 2026, the Company has $250.0 million aggregate principal amount of the 2028 Notes outstanding, which matures on November 15, 2028. The Company is evaluating its options to address the 2028 Notes maturity based on its cash needs and market conditions, including refinancing alternatives with respect to the 2028 Notes. Based on the Company’s current liquidity and expected operating requirements, the Company expects that satisfaction of the 2028 Notes at maturity will require refinancing, restructuring, or other additional sources of capital, and there can be no assurance that the Company will be able to refinance, restructure, or otherwise satisfy the 2028 Notes on acceptable terms. For more information, see Part I, Item 1 “Financial Statements — Note 5 — Long-term Debt” in this Quarterly Report on Form 10-Q.

Cash Flows

The following table summarizes the activities from our statements of cash flows. Amounts may not foot due to rounding.

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Cash, cash equivalents, and restricted cash at beginning of period	$232.7	$370.1
Operating activities:
Net loss	(10.2)	(1.4)
Non-cash adjustments	32.1	21.2
Changes in working capital	(13.5)	2.5
Net cash provided by operating activities	8.4	22.3
Net cash used for investing activities	(3.9)	(3.8)
Net cash used for financing activities	(124.6)	(174.4)
Net change in cash, cash equivalents, and restricted cash	(120.2)	(155.9)
Effect of foreign currency translation	(0.1)	5.2
Cash, cash equivalents, and restricted cash at end of period	$112.4	$219.4

Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2026 was $8.4 million, as compared to $22.3 million for the nine months ended September 30, 2025. The change in cash provided by operating activities was primarily related to changes in working capital, net loss, and non-cash adjustments. The prior year net loss and non-cash adjustments include $18.1 million of net gain, as compared to $1.0 million of net gain in the current year related to the 2026 Notes.

Investing Activities

Net cash used for investing activities for the nine months ended September 30, 2026 was $3.9 million, remained relatively flat compared to $3.8 million for the nine months ended September 30, 2025. The change in cash used for investing activities was due to slightly higher capital expenditures during the nine months ended September 30, 2026.

Financing Activities

Net cash used for financing activities for the nine months ended September 30, 2026 was $124.6 million, as compared to $174.4 million for the nine months ended September 30, 2025. The cash used for financing activities for the nine months ended September 30, 2026 was primarily related to the repayment and repurchase of the Company’s 2026 Notes. The cash used for financing activities for the nine months ended September 30, 2025 was primarily related to the exchange and repurchases of the Company’s 2026 Notes.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 8, 2024, Hydrafacial filed an appeal in the Federal Circuit Court of Appeals challenging the New York Court’s final judgment and summary judgment decision of Cartessa’s non-infringement regarding the fourth patent-in-suit. On November 13, 2024, Cartessa filed a cross-appeal challenging the New York Court’s final judgment and summary judgment decision of granting Hydrafacial’s motion for summary judgment of no invalidity regarding the fourth patent-in-suit. The parties exchanged their opening briefs on March 12, 2025 and June 20, 2025. The oral argument for this appeal occurred on September 8, 2026, and the Federal Circuit has not issued a decision yet. However, Hydrafacial expects a decision to be issued within the next few months.

On June 11, 2024, Hydrafacial filed a complaint against Cartessa and its foreign manufacturer, Eunsung Global Corp (“Eunsung”), in the United States International Trade Commission. A Notice of Institution of Investigation was issued on July 11, 2024, and the investigation was assigned investigation number 337-TA-1408 (the “ITC Cartessa Matter”). In the ITC Cartessa Matter, Hydrafacial asserted that Cartessa and Eunsung infringe Hydrafacial’s U.S. Patent No. 11,865,287, which relates to hydrodermabrasion systems but was not asserted in the Cartessa Case. Eunsung consented to an exclusion order during the term of the Hydrafacial patent-in-suit. In the ITC Cartessa Matter, the parties concluded the evidentiary hearing on April 9-15, 2025. The parties filed post-hearing briefs in May 2025 and the judge issued an initial determination on August 26, 2025, finding that the patent is valid and infringed by Cartessa’s products. The initial determination recommended an exclusion order and cease and desist order against Cartessa that would prevent importation or sale of Cartessa’s hydrodermabrasion systems within the United States. The Commission issued its final determination on March 23, 2026, confirming infringement by Cartessa’s products and validity of Hydrafacial’s patent. On March 26, 2026, Cartessa filed a petition for review by the Federal Circuit Court of Appeals. On June 1, 2026, Cartessa filed a motion to dismiss the appeal and vacate the final determination because the ’287 Patent expired. On July 23, 2026, the Federal Circuit vacated the Commission’s final determination as being moot because the ’287 Patent had expired. As a result, the ITC Cartessa Matter is now concluded.

Cartessa Aesthetics, LLC - Second Complaint

On June 14, 2024, Hydrafacial filed a complaint (the “Second Cartessa Complaint”) against Cartessa in the New York Court, captioned HydraFacial LLC v. Cartessa Aesthetics, LLC, Case No. 2:24-cv-04253 (the “Second Cartessa Case”), for patent infringement arising from Cartessa’s sale of Cartessa’s hydrodermabrasion system that Hydrafacial alleged has infringed Hydrafacial’s U.S. Patent No. 11,865,287. The Second Cartessa Case was stayed pending resolution of the ITC Cartessa Matter. Now that the ITC Cartessa Matter is concluded, the court has unstayed and reopened the Second Cartessa Case. Hydrafacial filed an amended complaint, adding U.S. Patent No. 9,550,052 and an additional accused product. The parties have submitted a proposed schedule for the Second Cartessa Case and will begin the Rule 26(f) process and discovery. Hydrafacial plans to vigorously pursue its claims against Cartessa and seek monetary damages.

Eunsung Global Corp (and Sinclair Pharma Ltd. and Aesthetic Management Partners, Inc.) - IPRs

On September 30, 2024, Eunsung filed a Petition for inter partes review (“IPR”), IPR2024-01491, challenging the validity of Hydrafacial’s U.S. Patent No. 11,865, 287 (the “’287 Patent”). On November 25, 2024, Sinclair Pharma Ltd and Aesthetic Management Partners, Inc. (“AMP”) filed a similar IPR Petition, IPR2025-00145, challenging the same patent and relying on the same arguments. On January 10, 2025, Eunsung filed an IPR Petition, IPR2025-00445, challenging the validity of Hydrafacial’s U.S. Patent No. 9,550,052 (the “’052 Patent”). On January 13, 2025, Eunsung filed an IPR Petition, IPR2025-00452, challenging the validity of Hydrafacial’s U.S. Patent No. 12,053,607. On January 14, 2025, Eunsung filed an IPR Petition, IPR2025-00453, challenging the validity of Hydrafacial’s U.S. Patent No. 11,446,477 (the “’477 Patent”). On April 11, 2025, the U.S.P.T.O. Board denied institution of the first IPR challenging the ’287 Patent (IPR2024-01491). On June 2, 2025, the U.S.P.T.O. Board granted institution of the second IPR challenging the ’287 Patent (IPR2025-00145). In July 2025, AMP filed copycat IPR Petitions challenging the ’052 Patent and ’477 Patent (IPR2025-01169 and IPR2025-01217, respectively) based on the same arguments as Eunsung’s corresponding IPR Petitions. In July 2025, Eunsung terminated each of its IPR proceedings against Hydrafacial.

On February 12, 2026, the director of the U.S.P.T.O. de-instituted and denied the second IPR challenging the ’287 Patent (IPR2025-00145). On April 20, 2026, the director denied Sinclair’s request for rehearing of that de-institution decision. The only IPR proceedings still pending against Hydrafacial are the two copycat IPRs from AMP (IPR2025-01169 and IPR2025-01217, respectively), which were stayed by the director in view of the pending Director Review of the institution decision in IPR2025-00145. On August 25, 2026, the Director issued an order ending Director review and lifting the stay on the two copycat IPRs from AMP (IPR2025-01169 and IPR2025-01217, respectively), which challenges the ’052 Patent and ’477 Patent. These IPRs are moving forward, and Hydrafacial plans to file its patent owner responses in each of these IPRs before December 2026. Hydrafacial plans to continue vigorously defending its patents against each of these challenges.

Sinclair Pharma US, Inc

On July 24, 2024, Hydrafacial filed a complaint against Sinclair Pharma US, Inc (“Sinclair”), and its distributor Viora, Inc (“Viora”), in the United States District Court for the Central District of California, Case No. 2:24-cv-06250 (the “Sinclair Case”), for patent infringement arising from Sinclair’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. The Sinclair Case was stayed pending the resolution of an ITC investigation against Sinclair. The ITC investigation was terminated in February 2025, and the district court judge lifted the stay for a short time before staying the case again on July 27, 2026 in view of the two remaining IPRs that were unstayed. Hydrafacial expects for this stay to be lifted once the remaining IPRs are concluded. Hydrafacial plans to seek monetary damages and vigorously pursue its claims against Sinclair and Viora.

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

On June 13, 2025, Hydrafacial filed a motion for preliminary injunction for which the judge held a hearing on July 25, 2025, but the judge denied that motion on September 9, 2026. On June 23, 2025, AMP filed a partial motion to dismiss which only addresses a small portion of Hydrafacial’s claims and remedies in this case, and that motion was granted on September 9, 2026. The judge held a claim construction hearing on February 27, 2026 but has not issued an order yet. Discovery is proceeding as the parties await the judge’s order on claim construction. Hydrafacial will continue to seek monetary damages, and plans to vigorously pursue its claims against AMP.

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

Candela Corp.

On April 3, 2025, Hydrafacial filed a complaint against Candela Corp. (“Candela”), and its manufacturer Termosalud S.L. (“Termosalud”), in the United States District Court for the District of Delaware, Case No. 1:25-cv-00418-JLH (the “Candela Case”), for patent infringement arising from Candela’s sale of hydrodermabrasion systems that Hydrafacial alleged to have infringed five of Hydrafacial’s patents on its device. Hydrafacial reached a settlement with Candela in April 2026 and the case was dismissed as to Candela in April 2026. Hydrafacial reached a settlement with Termosalud in September 2026, and the parties filed a stipulation to dismiss the case on September 21, 2026. As a result, this case has concluded.

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

On October 6, 2026, the Court entered an order granting the Preliminary Approval Motion. In its Order, the Court: (i) preliminarily approved the proposed settlement as set forth in the parties’ Stipulation and Agreement of Settlement; (ii) preliminarily certified a settlement class; (iii) appointed Stretto, Inc. as the settlement administrator; (iv) approved the proposed form and method of notice to the settlement class; and (v) scheduled a final approval hearing for December 9, 2026. The Court also set a briefing schedule providing that: lead plaintiffs’ motion for final approval, and any motion for attorneys’ fees, costs, and class representative awards must be filed at least 28 days before the final approval hearing (i.e., by November 11, 2026), and any reply briefs must be filed at least 14 days before the hearing (i.e., by November 25, 2026). The Order also requires Defendants to file a declaration with the Court by November 25, 2026 attesting to service of a notice pursuant to the Class Actions Fairness Act of 2005, stating the position of any state or federal officials as to the proposed settlement. Per the terms of the Stipulation, by November 5, 2026, the Company will cause to be paid into escrow a total cash settlement payment of $18,000,000 (the “Cash Payment”), of which, the Company will be responsible to pay only $3,000,000 of the Cash Payment from its own funds, with the remaining $15,000,000 of the Cash Payment being contributed by certain of the Company’s insurers. The settlement remains subject to final approval by the Court.

The Company continues to deny liability. The proposed settlement remains subject to final court approval.

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

On February 26, 2026, the parties jointly notified the Court that a settlement-in-principle had been reached for a total of $1,075,000 (the “Customer Class Action Settlement Amount”) and requested that all deadlines be stayed for sixty (60) days. On March 2, 2026, the Court ordered Class Action Plaintiffs to file the necessary motion papers for preliminary approval of the settlement on or before May 29, 2026, and canceled all other deadlines in the case. On May 29, 2026, Class Action Plaintiffs filed a motion for preliminary approval of the settlement. On June 10, 2026, the Court issued an order denying the motion without prejudice, and requested that Class Action Plaintiffs file a supplemental letter addressing certain questions from the Court regarding distribution of proceeds and payment of attorneys’ fees and requesting amended versions of the proposed forms of notice. On June 15, 2026, Class Action Plaintiffs filed their supplemental letter and revised proposed forms of notice. On June 25, 2026, the Court issued an order granting preliminary approval of the class action settlement and set a final approval hearing for December 4, 2026 at 10:00 am. On September 7, 2026, Class Action Plaintiffs filed an unopposed motion seeking: (i) $277,500 in attorneys’ fees for Class Counsel; (ii) approximately $82,000 in litigation expenses; and (iii) a $10,000 service award to named Plaintiff Class Representative, where all such fees are inclusive within the Customer Class Action Settlement Amount. That motion remains pending.

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

On May 22, 2024, the parties to the Elstein Derivative Action and Montague Derivative Action submitted a Stipulation and Proposed Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint. On May 24, 2024, Vice Chancellor Will, who was assigned to both the Elstein Derivative Action and the Montague Derivative Action, entered the Stipulation and Order Governing Consolidation, Appointment of Lead, and Deadline to Respond to Operative Complaint (the “Consolidation Order”). Per the Consolidation Order, the Elstein Derivative Action and the Montague Derivative Action were consolidated into a single derivative action, styled In re The Beauty Health Company Consolidated Stockholder Derivative Litigation, C.A. No. 2024-0114-LWW (Del. Ch.) (the “Consolidated Derivative Action”). The Consolidation Order designated the law firms of Gainey McKenna & Egleston and Komlossy Law, P.A. as co-lead counsel for plaintiffs in the Consolidated Derivative Action, and designated the law firm of Cooch and Taylor, P.A. as Delaware counsel for plaintiffs in the Consolidated Derivative Action. Additionally, the Consolidation Order designated the complaint filed in the Elstein Derivative Action as the operative complaint for the Consolidated Derivative Action, further providing that defendants are not obligated to answer or otherwise respond to the complaint filed in the Montague Derivative Action. The Consolidation Order further provided that defendants shall answer or otherwise respond to the complaint filed in the Elstein Derivative Action by August 25, 2024. This response deadline was subsequently vacated, prior to plaintiffs’ filing, on September 9, 2024, of their Verified Consolidated Amended Stockholder Derivative Complaint (the “Operative Complaint”). On September 16, 2024, defendants filed their Motion to Dismiss the Operative Complaint, or Alternatively, Stay the Proceedings (the “Motion to Dismiss”). Defendants filed their opening brief in support of their Motion to Dismiss and stay on February 28, 2025. Pursuant to a scheduling order entered by the court, plaintiffs’ answering brief was filed on May 2, 2025, and defendants’ reply brief was filed on June 3, 2025. The parties held a mediation on November 4, 2025 and reached agreement on terms of a mutually agreeable resolution. On February 9, 2026, the parties entered into a Stipulation of Settlement, which is subject to court approval. On February 20, 2026, the Delaware Court of Chancery entered a Scheduling Order with respect to Notice and Settlement Hearing, requiring the Company to file a copy of the Notice of Pendency and Proposed Settlement of Derivative Action as an exhibit to a Current Report on Form 8-K, which the Company filed on March 6, 2026. The Court conducted a settlement hearing on May 13, 2026. On August 11, 2026, the Delaware Court of Chancery approved the settlement as fair, reasonable, and adequate.

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

If we fail to maintain compliance with Nasdaq’s continued listing requirements, our Class A Common Stock could be delisted.

Our Class A Common Stock must satisfy The Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements, including the requirement that its closing bid price be at least $1.00 per share. We are currently in compliance with Nasdaq’s other continued listing requirements, but there is no assurance we will remain so in the future. On May 8, 2026, Nasdaq notified us that we were not in compliance with the minimum bid price requirement. After we effected a 1-for-20 reverse stock split on October 14, 2026, Nasdaq notified us on October 28, 2026, that we had regained compliance and that the matter was closed. As of November 4, 2026, the closing bid price of our Class A Common Stock was $11.05 per share.

If our Class A Common Stock again fails to satisfy the minimum bid price requirement at a time when the October 14, 2026 reverse stock split falls within the one-year period preceding that failure, we will not be eligible for any compliance period otherwise available under Nasdaq’s rules, and under Nasdaq Listing Rule 5810(c)(3)(A)(iv), Nasdaq’s Listing Qualifications Department will be required to issue a Staff Delisting Determination, subject to our right to appeal to a Nasdaq Hearings Panel.

The same rule would also make us ineligible for a compliance period if, during the two-year period preceding a failure to meet the minimum bid price requirement, we effected one or more reverse stock splits with a cumulative ratio of 250-to-1 or more. Because we effected a 1-for-20 reverse stock split on October 14, 2026, an additional reverse stock split with a ratio of 1-for-12.5 or greater, effected while the October 2026 split remains within that two-year look-back period, would cause the cumulative ratio to reach or exceed 250-to-1. These restrictions may limit our ability to use a further reverse stock split to regain compliance if we become noncompliant again.

If we are unable to maintain or regain compliance, obtain relief from Nasdaq, or successfully appeal a delisting determination, our Class A Common Stock could be suspended or delisted. A suspension or delisting could adversely affect the liquidity and market price of our Class A Common Stock, could cause our Class A Common Stock to become subject to the SEC’s penny stock rules, and could impair our ability to raise capital.

In addition, if our Class A Common Stock is no longer listed on any exchange permitted by the indenture governing the 2028 Notes, including the New York Stock Exchange and the Nasdaq Capital, Global and Global Select Markets, or their respective successors, a fundamental change would occur. Subject to the indenture’s terms, holders could require us to repurchase their 2028 Notes for cash equal to principal plus accrued and unpaid interest to, but excluding, the repurchase date, subject to the applicable interest-payment provisions. As of September 30, 2026, the $250.0 million principal amount of the 2028 Notes exceeded our approximate $112.4 million of cash, cash equivalents and restricted cash, which included approximately $1.0 million of restricted cash. This comparison does not reflect subsequent cash flows, operating needs or restrictions on the use of cash. We may be unable to obtain financing or otherwise fund a required repurchase on acceptable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2026, the Company did not issue any shares of its Class A Common Stock or other equity securities that were not registered under the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer and Affiliated Purchasers

During the three months ended September 30, 2026, the Company and its affiliated purchasers did not make any purchases of the Company’s equity securities.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 8, 2020, by and among Vesper Healthcare Acquisition Corp., Hydrate Merger Sub I, Inc., Hydrate Merger Sub II, LLC, LCP Edge Intermediate, Inc. and LCP Edge Holdco, LLC, in its capacity as the Stockholders’ Representative	8-K	001-39565	2.1	December 9, 2020
3.1	Third Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation	8-K	001-39565	3.1	April 22, 2026
3.2	Restated Certificate of Incorporation of SkinHealth Systems Inc.	8-K	001-39565	3.2	April 22, 2026
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of SkinHealth Systems Inc.	8-K	001-39565	3.1	October 14, 2026
3.4	Second Amended and Restated Bylaws of SkinHealth Systems Inc.	8-K	001-39565	3.3	April 22, 2026
4.1	Indenture, dated as of September 14, 2021, between The Beauty Health Company and U.S. Bank National Association, as trustee	8-K	001-39565	4.1	September 14, 2021
4.2	Form of certificate representing the 1.25% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1)	8-K	001-39565	4.2	September 14, 2021
4.3	Warrant Agreement, dated September 29, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39565	4.1	October 5, 2020
4.4	Indenture, dated May 27, 2025, between The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	10-Q	001-39565	4.4	August 7, 2025
4.5	Form of Note representing the 7.95% Convertible Senior Secured Notes due 2028 (included as Exhibit A to Exhibit 4.4)	10-Q	001-39565	4.5	August 7, 2025
4.6	Supplemental Indenture No. 1, dated September 4, 2025, among The Beauty Health Company, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent	8-K	001-39565	4.1	September 4, 2025
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS**	Inline XBRL Instance Document					X
101.SCH**	Inline XBRL Taxonomy Extension Schema Document					X

EXHIBIT INDEX
No.	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101 attachments)
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

SKINHEALTH SYSTEMS INC.

Date:	November 5, 2026	By:	/s/ Pedro Malha
		Name:	Pedro Malha
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ Michael Monahan
		Name:	Michael Monahan
		Title:	Chief Financial and Operating Officer
(Principal Accounting Officer and Financial Officer)